Form 10-Q
period 2014-09-30
Spark Energy, Inc.
filed 2014-11-12
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014,

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
Yes ☐    No ☒

There were 3,000,000 shares of Class A common stock, 10,750,000 shares of Class B common stock and no shares of preferred stock outstanding as of November 11, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (unaudited)	2

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (unaudited)	3

CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)	4

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (unaudited)	5

NOTES TO THE CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 4. CONTROLS AND PROCEDURES	53
PART II. OTHER INFORMATION	54
ITEM 1. LEGAL PROCEEDINGS	54
ITEM 1A. RISK FACTORS	54
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	54
ITEM 4. MINE SAFETY DISCLOSURES	54
ITEM 5. OTHER INFORMATION	54
ITEM 6. EXHIBITS	55
APPENDIX A	57
SIGNATURES	58
EXHIBIT INDEX	59

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands)
(unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$2,483	$7,189
Accounts receivable, net of allowance for doubtful accounts	48,963	62,678
Accounts receivable-affiliates	484	6,794
Inventory	9,659	4,322
Fair value of derivative assets	900	8,071
Customer acquisition costs	14,658	4,775
Prepaid assets	1,303	1,032
Deposits	4,123	3,529
Other current assets	6,114	2,901
Total current assets	88,687	101,291
Property and equipment, net	4,437	4,817
Fair value of derivative assets	11	6
Customer acquisition costs	5,736	2,901
Deferred tax assets	22,999	—
Other assets	204	58
Total Assets	$122,074	$109,073
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,694	$36,971
Accounts payable-affiliates	851	—
Accrued liabilities	4,349	6,838
Fair value of derivative liabilities	1,601	1,833
Note payable	20,500	27,500
Other current liabilities	1,465	—
Total current liabilities	62,460	73,142
Long-term liabilities:
Fair value of derivative liabilities	74	18
Payable pursuant to tax receivable agreement-affiliates	20,915	—
Other long-term liabilities	107	—
Total liabilities	83,556	73,160
Commitments and contingencies (Note 10)
Stockholders' equity:
Member's equity	—	35,913
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, zero issued and outstanding at December 31, 2013 and 3,000,000 issued and outstanding at September 30, 2014	30	—
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, zero issued and outstanding at December 31, 2013 and 10,750,000 issued and outstanding at September 30, 2014	108	—
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at December 31, 2013 and September 30, 2014	—	—
Additional paid-in capital	8,998	—
Retained earnings	1,061	—
Total stockholders' equity	10,197	35,913
Non-controlling interest in Spark HoldCo, LLC	28,321	—
Total equity	38,518	35,913
Total Liabilities and Stockholders' Equity	$122,074	$109,073

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Retail revenues (including retail revenues-affiliates of $0 and $2,460 for the three months ended September 30, 2014 and 2013, respectively, and retail revenues-affiliates of $2,170 and $2,970 for the nine months ended September 30, 2014 and 2013, respectively)	$68,358	$69,882	$238,453	$237,598
Net asset optimization revenues (expenses) (including asset optimization revenues-affiliates of $3,208 and $5,107 for the three months ended September 30, 2014 and 2013, respectively, and $10,341 and $7,872 for the nine months ended September 30, 2014 and 2013, respectively, and asset optimization revenues affiliates cost of revenues of $6,450 and $3,344 for the three months ended September 30, 2014 and 2013, respectively, and $25,004 and $2,841 for the nine months ended September 30, 2014 and 2013, respectively)	(141)	17	1,681	(2,922)
Total Revenues	68,217	69,899	240,134	234,676
Operating Expenses:
Retail cost of revenues (including retail cost of revenues-affiliates of less than $0.1 million for both the three and nine months ended September 30, 2014 and 2013)	51,863	60,042	192,371	182,441
General and administrative (including general and administrative expense-affiliates of $0.1 million for both the three and nine months ended September 30, 2014)	10,634	7,577	28,494	26,289
Depreciation and amortization	4,113	3,390	10,324	12,704
Total Operating Expenses	66,610	71,009	231,189	221,434
Operating income (loss)	1,607	(1,110)	8,945	13,242
Other (expense)/income:
Interest expense	(615)	(597)	(1,150)	(1,267)
Interest and other income	40	124	111	135
Total other expenses	(575)	(473)	(1,039)	(1,132)
Income (loss) before income tax expense	1,032	(1,583)	7,906	12,110
Income tax expense	613	14	777	42
Net income (loss)	$419	$(1,597)	$7,129	$12,068
Less: Net income (loss) attributable to non-controlling interests	(642)	—	6,068	—
Net income (loss) attributable to Spark Energy, Inc. stockholders	$1,061	$(1,597)	$1,061	$12,068
Other comprehensive income (loss):
Deferred gain from cash flow hedges	—	—	—	2,620
Reclassification of deferred gain from cash flow hedges into net income (Note 6)	—	—	—	(84)
Comprehensive income (loss)	$419	$(1,597)	$7,129	$14,604

Net income attributable to Spark Energy, Inc. per common share
Basic	$0.35		$0.35
Diluted	$0.03		$0.35

Weighted average commons shares outstanding
Basic	3,000		3,000
Diluted	13,750		3,000

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)
(unaudited)

	Member's Equity	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Retained Earnings	Total Stockholders Equity	Non-controlling Interest	Total Equity
Balance at 12/31/13:	$35,913	—	—	—	—	—	—	—	—	—	$35,913
Capital contributions from member and liabilities retained by affiliate	54,201	—	—	—	—	—	—	—	—	—	54,201
Distribution to member	(61,607)	—	—	—	—	—	—	—	—	—	(61,607)
Net loss prior to the Offering	(21)	—	—	—	—	—	—	—	—	—	(21)
Balance prior to Corporate Reorganization and the Offering:	28,486	—	—	—	—	—	—	—	—	—	28,486
Reorganization Transaction:
Issuance of Class B common stock	(28,486)	—	10,750	—	—	$108	$28,378	—	$28,486	—	—
Offering Transactions:
Offering costs paid	—	—	—	—	—	—	(2,667)	—	(2,667)	—	(2,667)
Issuance of Class A Common Stock, net of underwriters discount	—	3,000	—	—	$30	—	50,190	—	50,220	—	50,220
Distribution of Offering proceeds and payment of note payable to affiliate	—	—	—	—	—	—	(47,604)	—	(47,604)	—	(47,604)
Initial allocation of non-controlling interest of Spark Energy, Inc. effective on date of Offering	—	—	—	—	—	—	(22,232)	—	(22,232)	$22,232	—
Tax benefit from tax receivable agreement	—	—	—	—	—	—	23,636	—	23,636	—	23,636
Liability due to tax receivable agreement	—	—	—	—	—	—	(20,915)	—	(20,915)	—	(20,915)
Balance at inception of public company (8/1/2014):	—	3,000	10,750	—	30	108	8,786	—	8,924	22,232	31,156
Stock based compensation	—	—	—	—	—	—	212	—	212	—	212
Consolidated net income subsequent to the Offering	—	—	—	—	—	—	—	$1,061	1,061	6,089	7,150
Balance at 9/30/14:	$—	3,000	10,750	$—	$30	$108	$8,998	$1,061	$10,197	$28,321	$38,518
The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$7,129	$12,068
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	10,324	12,704
Deferred income taxes	638	—
Stock based compensation	362	—
Amortization and write off of deferred financing costs	580	501
Allowance for doubtful accounts and bad debt expense	3,973	1,626
Gain on derivatives, net	(262)	(2,040)
Current period cash settlements on derivatives, net	7,252	1,876
Changes in assets and liabilities:
Decrease in accounts receivable	9,741	23,265
Decrease in accounts receivable-affiliates	6,310	4,998
Increase in inventory	(5,338)	(2,051)
Increase in customer acquisition costs	(20,366)	(3,112)
Increase in prepaid and other current assets	(4,658)	(1,227)
Increase in other assets	(146)	(7)
Decrease in accounts payable and accrued liabilities	(5,890)	(14,309)
Increase in accounts payable-affiliates	851	—
Increase (decrease) in other liabilities	1,465	(517)
Net cash provided by operating activities	11,965	33,775
Cash flows from investing activities:
Purchases of property and equipment	(2,214)	(986)
Net cash used in investing activities	(2,214)	(986)
Cash flows from financing activities:
Borrowings on notes payable	60,280	44,500
Payments on notes payable	(38,280)	(43,500)
Member contributions	25,201	—
Member distributions	(61,607)	(38,055)
Proceeds from issuance of Class A common stock	50,220	—
Distributions of proceeds from Offering to affiliate	(47,554)	—
Payment of Note Payable to NuDevco	(50)	—
Offering costs	(2,667)	—
Net cash used in financing activities	(14,457)	(37,055)
Decreases in cash and cash equivalents	(4,706)	(4,266)
Cash and cash equivalents—beginning of period	7,189	6,558
Cash and cash equivalents—end of period	$2,483	$2,292
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Issuance of Class B common stock	$28,486	$—
Liabilities retained by affiliate	29,000	—
Liability due to tax receivable agreement	23,636	—
Tax benefit from tax receivable agreement	20,915	—
Initial allocation of non-controlling interest	22,232	—
Property and equipment purchase accrual	81	—
Cash paid during the period for:
Interest	$484	$1,500
Taxes	$150	$195
The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. (the “Company”) is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests in each of Spark Energy, LLC (“SE”) and Spark Energy Gas, LLC (“SEG”), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.
The Company is a Delaware corporation formed on April 22, 2014 by Spark Energy Ventures, LLC (“Spark Energy Ventures”) for the purpose of succeeding to Spark Energy Ventures’ ownership in SE and SEG. Spark Energy Ventures, a single member limited liability company formed on October 8, 2007 under the Texas Limited Liability Company Act (“TLLCA”) is an affiliate of NuDevco Retail Holdings, LLC (“NuDevco Retail Holdings”), a single member Texas limited liability company formed by Spark Energy Ventures on May 19, 2014 under the Texas Business Organizations Code (“TBOC”). NuDevco Retail Holdings was formed by Spark Energy Ventures to hold its investment in Spark HoldCo, LLC, our subsidiary and the direct parent of SEG and SE. NuDevco Retail Holdings is currently a direct wholly owned subsidiary of Spark Energy Ventures, which is wholly owned by NuDevco Partners Holdings, LLC, which is wholly owned by NuDevco Partners, LLC ("NuDevco Partners"), which is wholly owned by W. Keith Maxwell III. NuDevco Retail Holdings formed NuDevco Retail, LLC ("NuDevco Retail" and, together with NuDevco Retail Holdings, "NuDevco"), a single member limited liability company, on May 29, 2014 and it holds a 1% interest in Spark HoldCo formerly held by NuDevco Retail Holdings.
Prior to the closing of the Company’s initial public offering of 3,000,000 shares of Class A common stock, par value $0.01 per share (the "Class A common stock"), representing a 21.82% interest in the Company, on August 1, 2014 (the "Offering") Spark Energy Ventures contributed all of its interest in each of SE and SEG to NuDevco Retail Holdings. NuDevco Retail Holdings in turn contributed all of its interest in each of SE and SEG to Spark HoldCo. The contribution of the interests in SE and SEG to Spark HoldCo is not considered a business combination accounted for under the purchase method, as it was a transfer of assets and operations under common control, and accordingly, balances were transferred at their historical cost. The Company’s historical condensed combined financial statements prior to the Offering are prepared using SE’s and SEG’s historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG.
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

The Company will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the fiscal year in which the Company has $1.0 billion or more in annual revenues; (ii) the date on which the Company becomes a “large accelerated filer” (the fiscal year-end on which the total market value of the Company’s common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which the Company issues more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of the Offering.
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

Net proceeds from the Offering were $47.6 million, after underwriting discounts and commissions, structuring fees and offering expenses. The net proceeds from the Offering were used to acquire units of Spark HoldCo (the "Spark HoldCo units") representing approximately 21.82% of the outstanding Spark HoldCo units after the Offering from NuDevco Retail Holdings and to repay a promissory note from the Company in the principal amount of $50,000 (the "NuDevco Note"). The Company did not retain any of the net proceeds from the Offering. The Company recorded $2.7 million of previously deferred incremental costs directly attributable to the Offering as a reduction in equity at the Offering date, which were funded by the Offering proceeds.

The Company also issued 10,750,000 shares of Class B common stock, par value 0.01 per share (the "Class B common stock") to Spark HoldCo, 10,612,500 10,612,500 of which Spark HoldCo distributed to NuDevco Retail Holdings, and 137,500 of which Spark HoldCo distribute to NuDevco Retail.

At the consummation of the Offering, the Company's outstanding common stock is summarized in the table below:

	Shares of
	common stock

	Number	Percent Voting Interest
Publicly held Class A common stock	3,000,000	21.82%
Class B common stock held by NuDevco Retail Holdings, LLC and NuDevco Retail, LLC	10,750,000	78.18%
Total	13,750,000	100.00%
Credit Facility
Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured credit facility. See Note 4 "Long-Term Debt" for further discussion.
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

Tax Receivable Agreement

Concurrently with the closing of the Offering, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. See Note 11 "Transactions with Affiliates" for further discussion.

Other Transactions in Connection with the Consummation of the Offering
In connection with the Offering the following restructuring transactions occurred:

•	SEG and SE were converted from limited partnerships into limited liability companies;

•
SEG, SE and an affiliate entered into an interborrower agreement, pursuant to which such affiliate agreed to be solely responsible for $29.0 million of the outstanding indebtedness. SE and SEG repaid their outstanding indebtedness of $10.0 million and borrowed $10.0 million under the Company's Senior Credit Facility,

•
NuDevco Retail Holdings contributed all of its interests in SEG and SE to Spark HoldCo in exchange for all of the outstanding units of Spark HoldCo and transferred 1% of those Spark HoldCo units to NuDevco Retail;

•
NuDevco Retail Holdings transferred Spark HoldCo units to the Company for the $50,000 NuDevco Note and the limited liability company agreement of Spark HoldCo was amended and restated to admit the Company as its sole managing member.

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
2. Basis of Presentation
The accompanying interim unaudited condensed combined and consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed combined and consolidated financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period.

The accompanying interim unaudited condensed combined and consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin (“SAB”) Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity on a stand-alone basis and are derived from SE’s and SEG’s historical basis in the assets and liabilities before the Offering and Spark Energy Inc.'s financial results after the Offering, and include all revenues, costs, assets and liabilities attributable to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG for the periods prior to the Offering that are specifically identifiable or have been allocated to the Company. Management has made certain assumptions and estimates in order to allocate a reasonable share of expenses to the Company, such that the Company’s consolidated financial statements reflect substantially all of its costs of doing business. The Company also enters into transactions with and pays certain costs on behalf of affiliates under common control in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company direct bills certain expenses incurred on behalf of affiliates or allocates certain overhead expenses to affiliates associated with general and administrative services based on services provided, departmental usage, or headcount, which are considered reasonable by management. The allocations and related estimates and assumptions are described more fully in Note 11 “Transactions with Affiliates”. These costs are not necessarily indicative of the cost that the Company would have incurred had it operated as an independent stand-alone entity prior to the Offering. Affiliates have also relied upon Spark Energy Ventures as a participant in the credit facility for periods prior to the Offering as described more fully in Note 4 “Long-Term Debt”. As such, the Company’s interim unaudited condensed combined and consolidated financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had the Company operated as an independent stand-alone company prior to the Offering. As a result, historical financial information prior to the Offering is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future. The Company's unaudited condensed consolidated financial statements subsequent to the Offering are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries.

Transactions with Affiliates

The Company enters into transactions with and incurs certain costs on behalf of affiliates that are commonly controlled by NuDevco Partners Holdings in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. These transactions include, but are not limited to, certain services to the affiliated companies associated with the Company’s debt facility prior to the Offering, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, and administrative salaries for accounting, tax, legal, or technology services. As such, the accompanying condensed combined and consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates and are recorded net in general and administrative expense on the condensed combined and consolidated statements of operations with a corresponding accounts receivable—affiliates recorded in the condensed combined and consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed combined and consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed combined and consolidated balance sheets. See Note 11 “Transactions with Affiliates” for further discussion.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed combined and consolidated financial statements. See Note 13 "Subsequent Events" for further discussion.

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

3. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	September 30, 2014	December 31, 2013
Information technology	2 – 5	$24,824	$22,529
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	998	998
Total		30,390	28,095
Accumulated depreciation		(25,953)	(23,278)
Property and equipment—net		$4,437	$4,817
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2014 and December 31, 2013, information technology includes $2.2 million and $1.3 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed combined and consolidated statements of operations was $0.8 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively.
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
On July 31, 2013 and in conjunction with the initial public offering of Marlin Midstream Partners, LP (“Marlin”), which was formerly a wholly owned subsidiary of Spark Energy Ventures, the Sixth Amended Credit Agreement

was amended and restated to increase the working capital facility to $80 million and eliminate the term loan and revolving credit facility (the “Seventh Amended Credit Agreement”) and to remove Marlin as a party to the Credit Agreement. The Seventh Amended Credit Agreement was scheduled to mature on July 31, 2015. The Seventh Amended Credit Agreement continued to be secured by the assets of Spark Energy Ventures and its subsidiaries through completion of the Offering.
Although SE and SEG, as wholly owned subsidiaries of Spark Energy Ventures, were jointly and severally liable for Marlin’s borrowing under the Sixth Amended Credit Agreement prior to the Marlin initial public offering, SE and SEG did not historically have access to or use the term loan and the revolving credit facility utilized by Marlin. SE and SEG were the primary recipients of the proceeds from the working capital facility.
The Company adopted ASU 2013-04, which prescribes the accounting for joint and several liability arrangements early and applied the accounting in the guidance condensed combined and consolidated financial statements prior to the Offering as required by the standard. This guidance requires an entity to measure its obligation resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Based on the Sixth Amended Credit Agreement prior to the Marlin initial public offering and understanding among the Borrowers, the term loan and the revolving credit facility were assigned specifically to Marlin. The Company has recognized the proceeds from the working capital facility in its condensed combined and consolidated financial statements prior to the Offering, which represented the amounts the Company with the other Borrowers agreed to pay, and the amounts the Company expected to pay.
Working Capital Facility
The working capital facility was $150 million in 2012 under the Fifth Amended Credit Agreement and was later amended to $70 million on December 17, 2012 under the Sixth Amended Credit Agreement. On July 31, 2013, and in conjunction with the Seventh Amended Credit Agreement, the working capital facility was increased to $80 million and was scheduled to mature on July 31, 2015.
The working capital facility was available for use by Spark Energy Ventures and its affiliates to finance the working capital requirements related to the purchase and sale of natural gas, electricity, and other commodity products not related to the retail natural gas and asset optimization and retail electricity businesses of the Company. The Company’s condensed combined and consolidated financial statements include the total amounts outstanding under the working capital facility of $27.5 million as of December 31, 2013, which is classified as current in the condensed combined balance sheet as the working capital facility was drawn upon and repaid on a monthly basis to fund working capital needs. Portions of the borrowings were used to fund equity distributions to the sole member of the Company to fund unrelated operations of an affiliate under the common control of the sole member prior to the Offering. The total amounts outstanding under the facility as of December 31, 2013 and through the Offering date included $17.5 million and $29.0 million, respectively that was retained and paid off by an affiliate in connection with the Offering.
Further, through the issuance of letters of credit, the Company was able to secure payment to suppliers. No obligation is recorded for such outstanding letters of credit unless they are drawn upon by the suppliers and in the event a supplier draws on a letter of credit, repayment is due by the earlier of demand by the bank or at the expiration of the applicable Credit Agreement. Letters of credit issued and outstanding as of December 31, 2013 were $10.0 million.
Under the working capital facility, the Company paid a fee with respect to each letter of credit issued and outstanding. The Company incurred fees on letters of credit issued and outstanding totaling $0.1 million for both of the three months ended September 30, 2014 and 2013, and $0.3 million and $0.4 million, for the nine months ended September 30, 2014 and 2013, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.

Under the Sixth Amended Credit Agreement, the Company was able to elect to have loans under the working credit facility bear interest either (i) at a Eurodollar-based rate plus a margin ranging from 3.00% to 3.75% depending on the Company’s consolidated funded indebtedness ratio then in effect, or (ii) at a base rate loan plus a margin ranging from 2.00% to 2.75% depending on the Company’s consolidated funded indebtedness ratio then in effect. The Company also paid a nonutilization fee equal to 0.50% per annum.
Under the Seventh Amended Credit Agreement, the Company was able to elect to have loans under the working capital facility bear interest (i) at a Eurodollar-based rate plus a margin ranging from 3.00% to 3.25%, depending on the Spark Energy Ventures’ aggregate amount outstanding then in effect, (ii) at a base rate loan plus a margin ranging from 2.00% to 2.25%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect or (iii) a cost of funds rate loan plus a margin ranging from 2.50% to 2.75%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect. Each working capital loan made as a result of a drawing under a letter of credit bears interest on the outstanding principal amount thereof from the date funded at a floating rate per annum equal to the cost of funds rate plus the applicable margin until such loan has been outstanding for more than two business days and, thereafter, bears interest on the outstanding principal amount thereof at a floating rate per annum equal to the base rate plus the applicable margin, plus two percent 2.00% per annum. The Company incurred interest expense of $0.6 million and 0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2013, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
The Company also paid a commitment fee equal to 0.50% per annum. The Company incurred commitment fees totaling $0.1 million or less for each of the three and nine months ended September 30, 2014 and 2013, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
Deferred Financing Costs
Deferred financing costs were $0.4 million (all of which represents capitalized financing costs related to the new Senior Credit Facility entered into on August 1, 2014) and $0.5 million as of September 30, 2014 and December 31, 2013, respectively. Of these amounts, $0.2 million and $0.4 million is recorded in other current assets in the condensed combined and consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, and $0.2 million and $0.1 million is recorded in other assets in the condensed combined and consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively based on the terms of the working capital facilities.
Amortization of deferred financing costs was $0.4 million (which included $0.3 million of capitalized financing costs written off upon extinguishment of the Seventh Amended Credit Facility) and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
NuDevco Note
NuDevco Retail Holdings transferred Spark HoldCo units to the Company for the $50,000 NuDevco Note, and the limited liability company agreement of Spark HoldCo was amended and restated to admit Spark Energy, Inc. as its sole managing member. This promissory note was repaid in connection with proceeds from the Offering.
New Credit Facility

Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured revolving credit facility ("Senior Credit Facility"), which matures on August 1, 2016. If no event of default has occurred, the Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the Senior Credit Facility up to $120.0 million. The Company borrowed approximately $10.0 million under the Senior Credit Facility at the closing of the Offering to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remaining $29.0 million of indebtedness outstanding under the Seventh Amended Credit Agreement at the Offering date was paid down by our affiliate with its own funds concurrent with the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated. The Company had $15 million in letters of credit issued under the Senior Credit Facility at inception. As of September 30, 2014, the Company had $20.5 million outstanding under the Senior Credit Facility and $11.6 million in letters of credit issued. The Senior Credit Facility is available to fund expansions, acquisitions and working capital requirements for operations and general corporate purposes.

At our election, interest is generally determined by reference to:

•	the Eurodollar-based rate plus a margin ranging from 2.75% to 3.00%, depending on the overall utilization of the working capital facility;

•	the alternate base rate loan plus a margin ranging from 1.75% to 2.00%, depending on the overall utilization of the working capital facility; or

•	a cost of funds rate loan plus a margin ranging from 2.25% to 2.50%, depending on the overall utilization of the working capital facility.

The interest rate is generally reduced by 25 basis points if utilization under the Senior Credit Facility is below fifty percent.

Each working capital loan made as a result of a drawing under a letter of credit or a reducing letter of credit borrowing bears interest on the outstanding principal amount thereof from the date funded at a floating rate per annum equal to the base rate plus the applicable margin until such loan has been outstanding for more than two business days and, thereafter, bears interest on the outstanding principal amount thereof at a floating rate per annum equal to the base rate plus the applicable margin, plus two percent (2.00%) per annum. Additionally, the Company is charged a letter of credit fee for letters of credit outstanding. Our fee is from 2.00% to 2.50% per annum, depending on the overall utilization of the working capital facility and what type of transaction it supports.

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
In addition, the Senior Credit Facility contains affirmative covenants that are customary for credit facilities of this type. The covenants include delivery of financial statements (including any filings made with the SEC, maintenance of property and insurance, payment of taxes and obligations, material compliance with laws, inspection of property, books and records and audits, use of proceeds, payments to bank blocked accounts, notice of defaults and certain other customary matters.

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
The Company applies fair value measurements to its commodity derivative instruments based on the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•
Level 1—Quoted prices in active markets for identical assets and liabilities. Instruments categorized in Level 1 primarily consist of financial instruments such as exchange-traded derivative instruments.

•
Level 2—Inputs other than quoted prices recorded in Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include non-exchange traded derivatives such as over-the-counter commodity forwards and swaps and options.

•	Level 3—Unobservable inputs for the asset or liability, including situations where there is little, if any, observable market activity for the asset or liability.
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
Non-Derivative Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable-affiliates, accounts payable, accounts payable-affiliates, and accrued liabilities recorded in the condensed combined and consolidated balance sheets approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt recorded in the condensed combined and consolidated balance sheets approximates fair value because of the variable rate nature of the Company’s long-term debt. The fair value of the payable pursuant to tax receivable agreement-affiliate is not determinable due to the affiliate nature and terms of the associated agreement with the affiliate.

Derivative Instruments
The following table presents assets and liabilities measured and recorded at fair value in the Company’s condensed combined and consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy as of (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Non-trading commodity derivative assets	$—	$719	$—	$719
Trading commodity derivative assets	—	192	—	192
Total commodity derivative assets	$—	$911	$—	$911
Non-trading commodity derivative liabilities	$(1,397)	$(180)	$—	$(1,577)
Trading commodity derivative liabilities	(52)	(46)	—	(98)
Total commodity derivative liabilities	$(1,449)	$(226)	$—	$(1,675)

	Level 1	Level 2	Level 3	Total
December 31, 2013
Non-trading commodity derivative assets	$—	$4,672	$—	$4,672
Trading commodity derivative assets	—	3,405	—	3,405
Total commodity derivative assets	$—	$8,077	$—	$8,077
Non-trading commodity derivative liabilities	$(563)	$(854)	$—	$(1,417)
Trading commodity derivative liabilities	147	(581)	—	(434)
Total commodity derivative liabilities	$(416)	$(1,435)	$—	$(1,851)
The Company had no financial instruments measured using level 3 at September 30, 2014 and December 31, 2013. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2014 and the year ended December 31, 2013.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of September 30, 2014 and December 31, 2013, the credit risk valuation adjustment was not material.
6. Accounting for Derivative Instruments
The Company is exposed to the impact of market fluctuations in the price of electricity and natural gas and basis costs, storage and ancillary capacity charges from independent system operators. The Company uses derivative instruments to manage exposure to these risks, and historically designated certain derivative instruments as cash flow hedges for accounting purposes. For derivatives designated in a qualifying cash flow hedging relationship, the effective portion of the change in fair value is recognized in accumulated other comprehensive income ("OCI") and reclassified to earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in earnings.
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
Derivative assets and liabilities are presented net in the Company’s condensed combined and consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2014 the Company had paid $0.1 million related to derivative liabilities fair value. As of December 31, 2013, the Company had not paid or received any collateral amounts. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

•Forward contracts, which commit the Company to purchase or sell energy commodities in the future;
•Futures contracts, which are exchange-traded standardized commitments to purchase or sell a commodity or financial instrument;
•Swap agreements, which require payments to or from counterparties based upon the differential between two prices for a predetermined notional quantity; and
•Option contracts, which convey to the option holder the right but not the obligation to purchase or sell a commodity.
The Company has entered into other energy-related contracts that do not meet the definition of a derivative instrument or qualify for the normal purchase or normal sale exception and are therefore not accounted for at fair value including the following:

•Forward electricity and natural gas purchase contracts for retail customer load, and
•Natural gas transportation contracts and storage agreements.
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of:
Non-trading

Commodity	Notional	September 30, 2014	December 31, 2013
Natural Gas	MMBtu	10,948	3,513
Natural Gas Basis	MMBtu	4,015	373
Electricity	MWh	602	465
Trading

Commodity	Notional	September 30, 2014	December 31, 2013
Natural Gas	MMBtu	562	2,259
Natural Gas Basis	MMBtu	—	1,443

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2014	2013
Loss on non-trading derivatives—cash flow hedges, net	—	(892)
Gain (loss) on non-trading derivatives, net (including loss on non-trading derivatives—affiliates, net of $0 and $66 for the three months ended September 30, 2014 and 2013, respectively)	(1,163)	2,679
Gain (loss) on trading derivatives, net (including loss on trading derivatives—affiliates, net of $0 and $2,191 for the three months ended September 30, 2014 and 2013, respectively)	(15)	895
Gain (loss) on derivatives, net	$(1,178)	$2,682
Current period settlements on non-trading derivatives—cash flow hedges, net	—	1,180
Current period settlements on non-trading derivatives	3,039	(1,719)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0 and $1,651 for the three months ended September 30, 2014 and 2013, respectively)	(35)	(527)
Total current period settlements on derivatives	$3,004	$(1,066)

	Nine Months Ended September 30,
	2014	2013
Loss on non-trading derivatives—cash flow hedges, net (including ineffectiveness loss of $288 for the nine months ended September 30, 2013)	$—	$(1,096)
Gain on non-trading derivatives, net (including gain on non-trading derivatives—affiliates, net of $10 for the nine months ended September 30, 2013)	5,847	695
Gain (loss) on trading derivatives, net (including gain (loss) on trading derivatives—affiliates, net of $1,792 and ($2,462) for the nine months ended September 30, 2014 and 2013, respectively)	(5,585)	2,441
Gain on derivatives, net	$262	$2,040
Current period settlements on non-trading derivatives—cash flow hedges	$—	$—
Current period settlements on non-trading derivatives	(9,959)	(1,843)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $1,693 and $2,191 for the nine months ended September 30, 2014 and 2013, respectively)	2,707	(33)
Total current period settlements on derivatives	$(7,252)	$(1,876)
Gains (losses) on trading derivative instruments are recorded in net asset optimization revenues and gains (losses) on non-trading derivative instruments are recorded in retail revenues or retail cost of revenues on the condensed combined and consolidated statements of operations.

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	September 30, 2014
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$4,168	$(3,461)	$707	$—	$707
Trading commodity derivatives	527	(334)	193	—	193
Total Current Derivative Assets	4,695	(3,795)	900	—	900
Non-trading commodity derivatives	123	(112)	11	—	11
Total Non-current Derivative Assets	123	(112)	11	—	11
Total Derivative Assets	$4,818	$(3,907)	$911	$—	$911

	September 30, 2014
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(5,102)	$3,461	$(1,641)	$139	$(1,502)
Trading commodity derivatives	(433)	334	(99)	—	(99)
Total Current Derivative Liabilities	(5,535)	3,795	(1,740)	139	(1,601)
Non-trading commodity derivatives	(186)	112	(74)	—	(74)
Total Non-current Derivative Liabilities	(186)	112	(74)	—	(74)
Total Derivative Liabilities	$(5,721)	$3,907	$(1,814)	$139	$(1,675)

	December 31, 2013
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$11,564	$(6,898)	$4,666	$—	$4,666
Trading commodity derivatives	3,949	(544)	3,405	—	3,405
Total Current Derivative Assets	15,513	(7,442)	8,071	—	8,071
Non-trading commodity derivatives	100	(94)	6	—	6
Trading commodity derivatives	14	(14)	—	—	—
Total Non-current Derivative Assets	114	(108)	6	—	6
Total Derivative Assets	$15,627	$(7,550)	$8,077	$—	$8,077

	December 31, 2013
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(8,289)	$6,898	$(1,391)	$—	$(1,391)
Trading commodity derivatives	(986)	544	(442)	—	(442)
Total Current Derivative Assets	(9,275)	7,442	(1,833)	—	(1,833)
Non-trading commodity derivatives	(120)	94	(26)	—	(26)
Trading commodity derivatives	(6)	14	8	—	8
Total Non-current Derivative Assets	(126)	108	(18)	—	(18)
Total Derivative Liabilities	$(9,401)	$7,550	$(1,851)	$—	$(1,851)

Accumulated Other Comprehensive Income
The following table summarizes the effects on the Company’s accumulated OCI balance attributable to cash flow hedge derivative instruments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accumulated OCI balance, beginning of period	$—	$—	$—	$(2,536)
Deferred gain (loss) on cash flow hedge derivative instruments	—	—	—	2,620
Reclassification of accumulated OCI net to income	—	—	—	(84)
Accumulated OCI balance, end of period	$—	$—	$—	$—
The amounts reclassified from accumulated OCI into income and any amounts recognized in income from the ineffective portion of cash flow hedges are recorded in retail cost of revenues. In June 2013, the Company elected to discontinue cash flow hedge accounting.
7. Equity

Class A Common Stock

The Company has a total of 3,000,000 shares of its Class A common stock outstanding at September 30, 2014. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company has a total of 10,750,000 shares of its Class B common stock outstanding at September 30, 2014. Each share of Class B common stock, all of which is held by NuDevco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there are no issued and outstanding shares at September 30, 2014.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to shareholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company's outstanding unvested restricted stock units and (2) using the if-converted method to determine the potential dilutive effect of the Company's Class B common stock. The Company's unvested restricted stock units were not recognized in dilutive earnings per share as they would have been antidilutive. The Class B common stock conversion to Class A common stock was not recognized in dilutive earnings per share for the nine months ended September 30, 2014 as the effect of the conversion would be antidilutive.

The following table presents the computation of earnings per share for the three and nine month period ended September 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2014	2014
Net income attributable to shareholders	$1,061	$1,061
Basic weighted average Class A common shares outstanding (1)	3,000	3,000
Basic EPS attributable to shareholders	$0.35	$0.35

Net income attributable to shareholders	$1,061	$1,061
Effect of conversion of Class B common stock to shares of Class A common stock	(642)	—
Diluted net income attributable to shareholders	419	1,061
Basic weighted average shares outstanding	3,000	3,000
Effect of dilutive Class B common stock (1)	10,750	—
Effect of dilutive restricted stock units	—	—
Diluted weighted average shares outstanding	13,750	3,000

Diluted EPS attributable to shareholders	$0.03	$0.35

(1) Based on outstanding shares for the period from the Offering date of August 1, 2014 to September 30, 2014.

Non-controlling Interest

As a result of the Offering, the Company acquired a 21.82% economic interest in Spark HoldCo, and is the sole managing member in Spark HoldCo, with NuDevco Retail Holdings, LLC and NuDevco Retail, LLC (collectively, "NuDevco") retaining a 78.18% economic interest in Spark HoldCo. As a result, the Company has consolidated the financial position and results of operations of Spark HoldCo and reflected the economic interest retained by NuDevco as a non-controlling interest. Net income attributable to non-controlling interest for each of the three and nine months ended September 30, 2014 represents the net income attributable to NuDevco prior to the Offering and NuDevco's retained interest subsequent to the Offering.

8. Stock-Based Compensation

Restricted Stock Units

In connection with the Offering, the Company adopted the Spark Energy, Inc. Long-Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company. The purpose of the LTIP is to provide a means to attract and retain individuals to serve as directors, employees and consultants who provide services to the Company by affording such individuals a means to acquire and maintain ownership of awards, the value of which is tied to the performance of the Company's Class A common stock. The LTIP provides for grants of cash payments, stock options, stock appreciation rights, restricted stock or units, bonus stock, dividend equivalents, and other stock-based awards with the total number of shares of stock available for issuance under the LTIP not to exceed 1,375,000 shares.

On August 1, 2014, the Company granted restricted stock units to our employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over a nine month period for non-employee directors and ratably over approximately three or four years for officers, employees, and employees of affiliates, depending on years of service at the grant date, with the initial vesting date occurring on May 4, 2015 and each subsequent vesting date occurring each May 4 thereafter. Each restricted stock unit is entitled to receive a dividend equivalent when dividends are declared and distributed to shareholders of Class A common stock. These dividend equivalents shall be retained by the Company, reinvested in additional restricted stock units effective as of the record date of such dividends and vested upon the same schedule as the underlying restricted stock unit. No dividend equivalents have been issued as of September 30, 2014 as the Company had not declared any dividends as of such date. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company measures the cost of awards classified as equity awards based on the grant date fair value of the award and the Company measures the cost of awards classified as liability awards at the fair value of the award at each reporting period. The Company has utilized an estimated 6% annual forfeiture rate of restricted stock units in determining the fair value for all awards excluding those issued to executive level recipients and non-employee directors, for which no forfeitures are estimated to occur. The Company has elected to recognize related compensation expense on a straight-line basis over the associated vesting periods. Although the restricted stock units allow for cash settlement of the awards at the sole discretion of management of the Company, management intends to settle the awards by issuing shares of the Company’s Class A common stock.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units was based on the Company’s Class A common stock price as of the grant date, and the Company recognized stock based compensation expense of $0.2 million for the three and nine months ended September 30, 2014 in general and administrative expense and a corresponding increase to additional paid in capital. No compensation expense was recorded for the same periods in 2013 as there were no LTIP awards outstanding.

The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	—
Granted	264,150	$18.00
Vested	—	—
Forfeited	(5,850)	18.00
Unvested at September 30, 2014	258,300	$18.00

As of September 30, 2014, there was $4.2 million of total unrecognized compensation cost related to the Company's equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.8 years.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards in accordance with ASC 718 as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units was based on the Company’s Class A common stock price as of the reported period ending date and the Company recognized stock based compensation expense of $0.2 million for the three and nine months ended September 30, 2014 in general and administrative expense and a corresponding increase to liabilities. As of September 30, 2014, the Company's liabilities related to these restricted stock units were recorded in other current liabilities and other non-current liabilities of $0.1 million and $0.1 million, respectively. No compensation expense was recorded for the same periods in 2013 as there were no LTIP awards outstanding.

The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2013	—	—
Granted	122,000	$17.37
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2014	122,000	$17.37

As of September 30, 2014, there was $1.9 million of total unrecognized compensation cost related to the Company's liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.9 years.

9. Taxes

Income Taxes

The Company accounts for income taxes using the assets and liabilities method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and those assets and liabilities tax bases. The Company applies existing tax law and the tax rate that the Company expects to apply to taxable income in the years in which those differences are expected to be recovered or settled in calculating the deferred tax assets and liabilities. Effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the period of the tax rate enactment.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. The Company believes it is more likely than not that the deferred tax assets will be utilized.

Prior to the Offering, the business of the Company was not subject to U.S. federal income tax as the Company's operations were conducted in flow-through entities. As a result of the Offering, the Company now operates as a corporation and is subject to U.S. federal income taxation on our allocable share of taxable income from Spark HoldCo.

On the Offering date, the Company recorded a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco. In addition, the Company recorded a long-term liability of $20.9 million to record the effect of the Tax Receivable Agreement liability (See Note 11 "Transactions with Affiliates" for further discussion) and a corresponding long-term deferred tax asset of approximately $8.0 million. The payable pursuant to the Tax Receivable Agreement and the deferred tax assets were recorded with a corresponding offsetting debit or credit to additional paid-in capital.

The effective U.S. federal and state income tax rate for the nine months ended September 30, 2014 is 37.4% with respect to pre-tax income attributable to the Company's stockholders. Total income tax expense for the three and nine months ended September 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to noncontrolling interest.
10. Commitments and Contingencies
From time to time, the Company may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that we are a party to any litigation, claims or proceedings that will have a material impact on the Company’s condensed combined and consolidated financial condition or results of operations.

11. Transactions with Affiliates
The Company enters into transactions with and pays certain costs on behalf of affiliates that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company also sells and purchases natural gas and electricity with affiliates. The Company presents receivables and payables with the same affiliate on a net basis in the condensed combined and consolidated balance sheets as all affiliate activity is with parties under common control.
Accounts Receivable and Payable-Affiliates
The Company recorded current accounts receivable-affiliates of $0.5 million and $6.8 million as of September 30, 2014 and December 31, 2013, respectively, and current accounts payable-affiliates of $0.9 million and $0 million as of September 30, 2014 and December 31, 2013, respectively for certain direct billings and cost allocations for services the Company provided to affiliates and sales or purchases of natural gas and electricity with affiliates.

Revenues and Cost of Revenues-Affiliates
Prior to Marlin’s initial public offering on July 31, 2013, the Company provided natural gas to Marlin, who is a processing service provider, whereby Marlin gathered natural gas from the Company and other third parties, extracted NGLs, and redelivered the processed natural gas to the Company and other third parties. Marlin replaced energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by making a payment to the Company at market prices. Revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations, related to Marlin’s payments to the Company for replaced energy for the three and nine months ended September 30, 2013 was $0.2 million and $3.0 million, respectively.
Beginning on August 1, 2013, the Marlin processing agreement was terminated and the Company and another affiliate entered into an agreement whereby the Company purchased natural gas from the affiliate at the tailgate of the Marlin plant. Cost of revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three and nine months ended September 30, 2014 related to this agreement were $6.5 million and $25.0 million, respectively. The cost of revenues-affiliates recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three and nine months ended September 30, 2013 related to this agreement were $5.5 million and $5.5 million, respectively. The Company also purchased natural gas at a nearby third party plant inlet which was then sold to the affiliate. Revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three and nine months ended September 30, 2014 related to these sales were $3.2 million and $10.3 million, respectively.  Revenues-affiliates recorded in net asset optimization revenues for the three and nine months ended September 30, 2013 related to these sales were $4.9 million and $4.9 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with Marlin, at Marlin’s pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Company’s results are cost of revenues-affiliates, recorded in retail cost of revenues in the condensed combined and consolidated statements of operations related to this activity, which was $0 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively and less than $0.1 million for both the nine months ended for September 30, 2014 and 2013.
Prior to the Offering, the Company also purchased electricity for an affiliate and sold the electricity to the affiliate at the same market price that the Company paid to purchase the electricity. Sales of electricity to the affiliate were $0 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively, and $2.2 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively, which is recorded in retail revenues-affiliate in the condensed combined and consolidated statements of operations.
Also included in the Company’s results are cost of revenues-affiliates related to derivative instruments, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations, which is $0 million and a gain of $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and a loss of $0.6 million and a gain of $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Cost allocations
The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, including costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities based on percentage of departmental usage, wages or headcount. The total amount direct billed and allocated to affiliates was $0.8 million and $1.8 million for the three months ended

September 30, 2014 and 2013, respectively, and $4.1 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively, which is recorded as a reduction in general and administrative expenses in the condensed combined and consolidated statements of operations.
The Company pays residual commissions to an affiliate for all customers enrolled by the affiliate who pay their monthly retail gas or retail electricity bill. Commissions paid to the affiliate was $0 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively and $0.1 million for both the nine months ended September 30, 2014 and 2013, which is recorded in general and administrative expense in the condensed combined and consolidated statements of operations. This agreement with the affiliate was terminated in May 2014.
Member Distributions and Contributions
During the nine months ended September 30, 2014 and 2013, the Company made net capital distributions to W. Keith Maxwell III of $36.4 million and $38.1 million, respectively. In contemplation of the Company’s initial public offering, the Company entered into an agreement with an affiliate in April 2014 to permanently forgive all net outstanding accounts receivable balances from the affiliate through the Offering date. As such, the accounts receivable balances from the affiliate have been eliminated and presented as a distribution to W. Keith Maxwell III for 2014 and 2013.

Tax Receivable Agreement

Concurrently with the closing of the Offering, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to NuDevco of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings in connection with the Offering, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 9 "Taxes" for further discussion of amounts recorded in connection with the Offering.

In certain circumstances, the Company may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the Tax Receivable Agreement, which are NuDevco Retail Holdings and NuDevco Retail. No TRA Payment will be made during 2014, and any future TRA Payments due with respect to a given taxable year are expected to be paid in December of the subsequent calendar year.

During the five-year period commencing October 1, 2014, the Company will defer all or a portion of any TRA Payment owed pursuant to the Tax Receivable Agreement to the extent that Spark HoldCo does not generate sufficient Cash Available for Distribution (as defined below) during the four-quarter period ending September 30th of the applicable year in which the TRA Payment is to be made in an amount that equals or exceeds 130% (the “TRA Coverage Ratio”) of the Total Distributions (as defined below) paid in such four-quarter period by Spark HoldCo. For purposes of computing the TRA Coverage Ratio:

•
"Cash Available for Distribution" is generally defined as the Adjusted EBITDA of Spark HoldCo for the applicable period, less (i) cash interest paid by Spark HoldCo, (ii) capital expenditures of Spark HoldCo (exclusive of customer acquisition costs) and (iii) any taxes payable by Spark HoldCo; and

•
"Total Distributions" are defined as the aggregate distributions necessary to cause the Company to receive distributions of cash equal to (i) the targeted quarterly distribution the Company intends to pay to holders of its Class A common stock payable during the applicable four-quarter period, plus (ii) the estimated taxes payable by the Company during such four-quarter period, plus (iii) the expected TRA Payment payable during the calendar year for which the TRA Coverage Ratio is being tested.

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

12. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $45.9 million and $225.4 million and asset optimization cost of revenues of $46.0 million and $223.7 million for the three and nine months ended September 30, 2014, respectively, and recorded asset optimization revenues of $54.2 million and $214.7 million and asset optimization cost of revenues of $54.2 million and $217.6 million for the three and nine months ended September 30, 2013, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$1,032	$(1,583)	$7,906	$12,110
Interest and other income	(40)	(124)	(111)	(135)
Interest expense	615	597	1,150	1,267
Operating Income	1,607	(1,110)	8,945	13,242
Depreciation and amortization	4,113	3,390	10,324	12,704
General and administrative	10,634	7,577	28,494	26,289
Less:
Net asset optimization revenue	(141)	17	1,681	(2,922)
Net, Gains (losses) on derivative instruments	(1,163)	1,787	5,847	(401)
Net, Cash settlements on derivative instruments	3,039	(539)	(9,959)	(1,843)
Retail Gross Margin	$14,619	$8,592	$50,194	$57,401

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Total Spark Retail
Total Revenues	$51,748	$16,469	$—	$—	$68,217
Retail cost of revenues	41,628	10,235	—	—	51,863
Less:
Net asset optimization revenues	—	(141)	—	—	(141)
Gains (losses) on retail derivative instruments	445	(1,608)	—	—	(1,163)
Current period settlements on non-trading derivatives	2,906	133	—	—	3,039
Retail gross margin	$6,769	$7,850	$—	$—	$14,619
Total Assets	$47,677	$92,974	$20,309	$(38,886)	$122,074

Three Months Ended September 30, 2013	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Total Spark Retail
Total revenues	$57,014	$12,885	$—	$—	$69,899
Retail cost of revenues	52,165	7,877	—	—	60,042
Less:
Net asset optimization revenues	—	17	—	—	17
Gains (losses) on retail derivative instruments	(444)	2,231	—	—	1,787
Current period settlements on non-trading derivatives	896	(1,435)	—	—	(539)
Retail gross margin	$4,397	$4,195	$—	$—	$8,592
Total Assets	$41,174	$81,401	$548	$(34,629)	$88,494

Nine Months Ended September 30, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Total Spark Retail
Total Revenues	$137,968	$102,166	$—	$—	$240,134
Retail cost of revenues	114,997	77,374	—	—	192,371
Less:
Net asset optimization revenues	—	1,681	—	—	1,681
Gains (losses) on retail derivative instruments	6,037	(190)	—	—	5,847
Current period settlements on non-trading derivatives	(7,585)	(2,374)	—	—	(9,959)
Retail gross margin	$24,519	$25,675	$—	$—	$50,194
Total Assets	$47,677	$92,974	$20,309	$(38,886)	$122,074

Nine Months Ended September 30, 2013	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Total Spark Retail
Total Revenues	$151,366	$83,310	$—	$—	$234,676
Retail cost of revenues	124,138	58,303	—	—	182,441
Less:
Net asset optimization revenues	—	(2,922)	—	—	(2,922)
Gains (losses) on retail derivative instruments	322	(723)	—	—	(401)
Current period settlements on non-trading derivatives	(234)	(1,609)	—	—	(1,843)
Retail gross margin	$27,140	$30,261	$—	$—	$57,401
Total Assets	$41,174	$81,401	$548	$(34,629)	$88,494
Significant Customers
For the three months ended September 30, 2014, we had four significant customers that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues. For the nine months ended September 30, 2014, we had one significant customer that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues.
Significant Suppliers
For the three months ended September 30, 2014, we had two significant suppliers that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues cost of revenues. For the nine months ended September 30, 2014, we had one significant suppliers that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues cost of revenues.
For the three and nine months ended September 30, 2014 the Company had one significant supplier that individually accounted for more than 10% of the Company’s consolidated retail electricity retail cost of revenues.
13. Subsequent Events

On October 16, 2014, the Company entered into a purchase and sale agreement for the purchase of a portfolio of approximately 14,000 variable rate electricity contracts in Connecticut for an estimated purchase price of $2.4 million, depending on the number of actual contracts that come on flow. The transaction was approved by regulatory authorities in Connecticut.

On October 29, 2014, the Company entered into a purchase and sale agreement for the purchase of approximately 4,100 fixed and variable rate electricity contracts in Connecticut for an estimated purchase price of $0.4 million, depending on the number of actual contracts that come on flow. This transaction is pending regulatory approval.

On November 11, 2014, the Company declared a dividend of $0.2404 to holders of record of our Class A common stock on November 28, 2014 and payable on December 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed combined and consolidated financial statements and the related notes thereto included elsewhere in this report and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2013 and 2012 included in the prospectus relating to our initial public offering (the "Prospectus") that was filed with the Securities and Exchange Commission ("SEC") on July 30, 2014. In this report, the terms “Spark Energy,” “Company,” “we,” “us” and “our” refer collectively to (i) the combined business and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC and the retail electricity business of Spark Energy, LLC before the completion of our corporate reorganization in connection with the initial public offering of Spark Energy, Inc., which closed on August 1, 2014 (the “Offering”) and (ii) Spark Energy, Inc. and its subsidiaries as of the completion of our corporate reorganization and thereafter.
Cautionary Note Regarding Forward-Looking Statements
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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors which could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

•	federal, state and local regulation,

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets

•	accuracy of internal billing systems,

•	competition, and

•	other factors discussed below and in “Risk Factors” in our Prospectus.

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
Overview

We are a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable-price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2014, we operated in 46 utility service territories across 16 states.

Customer Accounts

(In thousands)	6/30/2014	Additions	Attrition	9/30/2014	% Increase (Decrease)
Retail Electricity Customers	128	23	(18)	133	4%
Retail Natural Gas Customers	130	68	(26)	172	32%
Total Retail Customers	258	91	(44)	305	18%

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the nine months ended September 30, 2014, approximately 43% of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization. These opportunities can include (i) optimizing the unused portion of storage and transportation assets that are allocated to us by the local regulated utility to support our retail load; (ii) capturing physical arbitrage opportunities using short or long-term transportation capacity; and (iii) maximizing our credit capacity by purchasing gas from affiliates and third parties and selling it at the same location to counterparties for whom we normally purchase retail supply.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the nine months ended September 30, 2014, approximately 57% of our retail revenues were derived from the sale of electricity.

Spark Energy, Inc.

Spark Energy, Inc. was formed in April 2014 and only has historical financial operating results for the portions of the quarterly periods covered by this report that are subsequent to the closing of the Offering on August 1, 2014. The following discussion analyzes our historical combined financial condition and results of operations before the Offering, which is the combined businesses and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC ("SEG") and the retail electricity business of Spark Energy, LLC ("SE") and the consolidated results of operations and financial condition of Spark Energy, Inc. and its subsidiaries after the Offering. SE and SEG are the operating subsidiaries through which we have historically operated our retail energy business and were commonly controlled by NuDevco Partners, LLC prior to the Offering.

On August 1, 2014, we completed an initial public offering of 3,000,000 shares of our Class A common stock at a price of $18.00 per share less underwriting discounts and commissions and structuring fees of $1.26 per share for net proceeds, before expenses, of $50.2 million (the "Offering"). We used the net proceeds, after expenses, of the Offering to purchase 2,997,222 limited liability company units ( the "Spark HoldCo units") of Spark HoldCo, LLC (“Spark HoldCo”) and to repay a $50,000 note payable (the “NuDevco Note”) to NuDevco Retail Holdings, LLC (“NuDevco Retail Holdings”). The 2,997,222 Spark Holdco units we purchased with the proceeds from the Offering, together with the 2,778 Spark HoldCo units we purchased in exchange for the NuDevco Note prior to the Offering, represent a 21.82% ownership interest in Spark HoldCo. NuDevco Retail Holdings and its subsidiary, NuDevco Retail, LLC (“NuDevco Retail” and together with NuDevco Retail Holdings, “NuDevco”) hold the remaining 78.18% of the Spark HoldCo Units. For a more complete description of the transactions we and our affiliates undertook as part of the reorganization and the Offering, see “Corporate Reorganization” in our Prospectus.

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

A key component in our ability to grow our business is management of customer acquisition costs. We attempt to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods that we capitalize and amortize over a two year period, which is based on the expected average length of customer retention. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results of operations are significantly influenced by our customer acquisition spending. For example, increased customer acquisition spending in 2011 was a factor that led to increased profitability in 2012. Our 2013 results were negatively impacted by our strategic initiative in 2012 to reduce customer acquisition spending and to optimize our customer base, following a determination by our owner to invest excess cash flows from our retail operations in other affiliated businesses. Since the third quarter of 2013, we have significantly increased our customer acquisition spending and we have continued these expenditure levels in 2014.

Our Ability to Manage Customer Attrition. Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) customer payment defaults. We evaluate our customers and offer products and pricing to manage our attrition rates and maximize customer lifetime values. Our rate of attrition during 2014 has increased primarily due to the high early tenure attrition in the Southern California gas market where we have offered flat and fixed rate gas products in a largely unpenetrated and minimally competitive market. In addition, we experienced higher than expected customer attrition on higher margin long tenured customers in the Northeast due to extreme weather patterns experienced during the 2013-2014 winter season. See " - Combined and Consolidated Results of Operations" for a more detailed discussion of our attrition rates for the periods covered by this report.

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

Weather Conditions. Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. The extreme weather patterns during the 2013 and 2014 winter season caused commodity demand and prices to rise significantly beyond industry forecasts. As a result, the retail energy industry generally charged higher prices to its variable-price customers resulting in increased attrition and bad debt expense and was subject to decreased margins on fixed-price contracts due to unanticipated increases in volumetric demand that had to be purchased in the spot market at high prices.

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

In addition to our supply costs, we incur costs such as renewable energy credits ("RECs"), ancillary services charges, ISO fees and, in some markets, transmission costs, which we estimate and incorporate into the pricing of our offered contracts. To the extent our estimates are different from actual costs, we may incur costs that we are unable to pass along to our customers.

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

Timing of Hedge Settlements. In addition to the volatility described above, we could incur volatility from quarter-to-quarter associated with gains and losses on settled hedges relating to natural gas held in inventory if we choose to hedge the summer-winter spread on our retail allocated storage capacity. Inventory is typically purchased and stored from April to October and withdrawn from storage from November through March. Since a portion of the inventory is used to satisfy delivery obligations to our fixed-price customers over the winter months, we hedge the associated price risk using a combination of NYMEX and basis derivative contracts. Any gains or losses associated with settled derivative contracts are reflected in the condensed combined and consolidated statement of operations for the period in which the contract settles as a component of cost of revenues.

Customer Credit Risk. In many of the utility services territories where we conduct business, purchase of receivables ("POR") programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 45% and 47% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies as of September 30, 2014 and December 31,

2013, respectively, all of which had investment grade ratings as of such date. During the same periods, we paid these local regulated utilities a weighted average discount of approximately 1.0% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract. We recorded accounts receivable from POR markets of $8.6 million and $22.1 million in accounts receivable on the condensed combined and consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense.
Our bad debt expense for the nine months ended September 30, 2014 and 2013 was approximately 3.1% and 1.6% of non-POR market retail revenues, respectively. Bad debt expense has increased in the third quarter of 2014 as a result of several factors, the first of which is our focus on customer acquisition in the Southern California gas market, which is non-POR. A larger than anticipated percentage of new customers in this market have been terminating service between 30 and 90 days of coming on flow which has left the Company attempting to recoup one to three months of outstanding balances from these customers. Our ability to manage customer credit risk in this market is primarily through disconnection and aggressive collection efforts. Bad debt expense attributable to the Northeast Region has also increased slightly as we have experienced greater difficulty in collecting higher than normal bills from commercial customers following the extreme weather patterns in that region during the 2014 winter season.

Factors Affecting Comparability of Historical Financial Results

Tax Receivable Agreement. The Tax Receivable Agreement between us and NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and Spark HoldCo provides for the payment by Spark Energy, Inc. to NuDevco Retail Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Spark Energy, Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the Offering as a result of (i) any tax basis increases resulting from the purchase by Spark Energy, Inc. of Spark HoldCo units from NuDevco Retail Holdings prior to or in connection with the Offering, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the exchange right set forth in the limited liability company agreement of Spark HoldCo (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. We have recorded 85% of the estimated tax benefit as an increase to amounts payable under the Tax Receivable Agreement as a liability. We will retain the benefit of the remaining 15% of these tax savings.

Executive Compensation Programs. On August 1, 2014, we granted restricted stock units to our employees, non-employee directors, and certain employees of our affiliates who perform services for us under our long-term incentive plan. The initial restricted stock unit awards will generally vest ratably over approximately one, three or four years commencing May 4, 2015 and will include tandem dividend equivalent rights that will vest upon the same schedule as the underlying restricted stock unit.

Financing. The total amounts outstanding under our Seventh Amended Credit Agreement as of December 31, 2013 and until the Offering included amounts used to fund equity distributions to our common control owner to fund operations of an affiliated company. As such, historical borrowings under our Seventh Amended Credit Agreement may not provide an accurate indication of what we need to operate our natural gas and electricity business. Concurrently with the closing of the Offering, we entered into a new $70.0 million Senior Credit Facility. At the closing of the Offering, $10.0 million was used to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remainder of indebtedness outstanding under the Seventh Amended Credit Agreement was paid off by our affiliate with its own funds concurrently at the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated.

Combined and Consolidated Results of Operations

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
In 2013, we evaluated our customer base through segmentation and optimization strategies which resulted in reduced customer count as certain underperforming segments experienced higher attrition levels. This segmentation and corresponding customer attrition, coupled with a decreased focus on lower margin commercial customers in 2013, resulted in lower overall sales volumes and Adjusted EBITDA in our retail segments in 2013, but increased gross margin per unit sold. Recognizing the growth opportunities in the retail energy space, beginning August 2013, we increased our customer acquisition spending and reactivated certain marketing channels. By the end of 2013, we had grown the customer base by 8% from the low point in August of 2013. This growth trajectory has increased through the third quarter of 2014 resulting in an increase of approximately 56% in our customer base as of September 30, 2014 from August of 2013.
During the third quarter of 2014, we spent $8.7 million on customer acquisition costs. Approximately 91,000 new customers came on flow during the quarter offset by attrition of 45,000 customers, which reflects a net increase in our customer base of 18% during the third quarter. This increased customer acquisition spending reduced Adjusted EBITDA as compared to the same period in 2013, where only $2.2 million was spent on customer acquisition. Our average cost per customer has remained relatively consistent since we restarted our marketing efforts in August 2013.
Starting in the second quarter of 2014 we further accelerated our growth by exploiting a market opportunity to acquire carbon neutral gas customers in Southern California. Although, we were successful in our acquisition of customers, the campaign has faced challenges that have negatively impacted our third quarter results. These impacts include lower than expected consumption and higher than estimated customer attrition and bad debt expense. Our estimates of consumption were based on utility averages; however the actual customers acquired in this market were smaller than average and had significantly lower usage profiles.
We attribute our high customer attrition rates in the Southern California gas market to confusion and lack of awareness by consumers in an early stage competitive market that is also a “dual bill” market for which customers receive two bills, one from the local distribution utility for delivery and one from the retail energy provider for the product. These factors were exacerbated by the lack of an immediate savings from the utility price as the products that we are offering give price stability rather than an immediate savings claim. As a result, our attrition in the Southern California gas market averaged 9.4% during the quarter ended September 30, 2014, driven by our rapid growth and early tenure attrition.
Our bad debt expense in the Southern California gas market grew substantially in the third quarter, to an average of 25% of the revenue attributable to this market, or $0.8 million, during the third quarter. This market is a non-POR market, and our bad debt expense there is heavily impacted by early stage customer attrition rates. A portion of our new gas customers in California have been terminating service after 30 to 90 days of service which has left the Company attempting to recoup one to three months of outstanding balances from these customers. We must place significant reliance on disconnection to manage our credit risk which heightens risk of increased bad debt expense.
We began aggressively responding to these issues in the Southern California gas market early in the third quarter by reducing customer acquisition spending in this market, revamping our products, renegotiating our compensation structure with our primary vendor, increasing our efforts to educate the vendor and the customer as well as more aggressive retention and collection initiatives, all with the goal of improving the overall economics for this market. We have also shifted more of our customer acquisition focus to opportunities in our Northeast electricity markets where we believe we can offer a competitive savings claim given current utility and competitive pricing.
Our average monthly customer attrition rate in the third quarter was 5.4% which reflects an increase from 5.1% in the prior quarter. We attribute this increase to: (i) high levels of early tenure attrition in the Southern California gas market discussed above, and (ii) increased attrition in the Northeast following last winter’s extreme weather patterns and associated high bills, particularly for long-tenured commercial customers. To combat the loss of these customers, we are increasing our marketing efforts on the small commercial segment.
The retail energy industry suffered higher supply costs in the first quarter of 2014 due to capacity constraints resulting from the extreme weather conditions in the Northeast in that period. These increases are reflected in our retail cost of revenues for both the first quarter of 2014 and for the nine month period ended September 30, 2014.

The Company continues the implementation of our outsourced customer information system and have migrated approximately 68% of our customers onto the new system as of September 30, 2014. We experienced delays in the migration of the ERCOT and ComEd electric markets, which are two of our largest markets. Delays in the implementation as well as other issues encountered during the process have caused the us to incur increased general and administrative expense, including bad debt expense. We have has identified the key issues and are working to rectify and remediate the issues. See “Risk Factors-Risks Related to our Business-We depend on the accuracy of data in our billing systems. Inaccurate data could have a negative impact on our results of operations, financial condition, cash flows and reputation with customers and/or regulators", and "Risk Factors-Risks Related to our Business-Information management systems could prove unreliable,” and "Risk Factors-Risks Related to our Business-We rely on a third party vendor for our customer billing and transactions platform which exposes us to third party performance risk,” in our Prospectus.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

In Thousands	Three Months Ended September 30,
	2014	2013	Change
Revenues:
Retail revenues	$68,358	$69,882	$(1,524)
Net asset optimization revenues	(141)	17	(158)
Total Revenues	68,217	69,899	(1,682)
Operating Expenses:
Retail cost of revenues	51,863	60,042	(8,179)
General and administrative	10,634	7,577	3,057
Depreciation and amortization	4,113	3,390	723
Total Operating Expenses	66,610	71,009	(4,399)
Operating income	1,607	(1,110)	2,717
Other (expense)/income:
Interest expense	(615)	(597)	(18)
Interest and other income	40	124	(84)
Total other (expenses)/income	(575)	(473)	(102)
Income before income tax expense	1,032	(1,583)	2,615
Income tax expense	613	14	599
Net income (loss)	$419	$(1,597)	$2,016
Adjusted EBITDA (1)	$(4,402)	$(1,458)	$(2,944)
Retail Gross Margin (1)	14,619	8,592	6,027
Customer Acquisition Costs	8,698	2,246	6,452
Customer Attrition	5.4%	3.4%	2.0%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See "-How We Evaluate Our Operations" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended September 30, 2014 were approximately $68.2 million, a decrease of approximately $1.7 million, or 2%, from approximately $69.9 million for the three months ended September 30, 2013. This decrease was primarily due to a decrease in customer sales volumes, which were lower primarily due to the strategic shift of the concentration of our marketing efforts from commercial customers to residential customers, as well as the smaller than average usage profiles of our Southern California gas customers, which resulted in a decrease of approximately $9.4 million. This decrease was offset by an increase of $7.9 million due to overall higher pricing across both commodities, which includes expanded pricing on our Southern California gas market, as well as other price increases, in part to capture increased supply costs.

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2014 was approximately $51.9 million, a decrease of approximately $8.1 million, or 14%, from approximately $60.0 million for the three months ended September 30, 2013. This decrease was primarily due to lower customer sales volumes for the third quarter of 2014 due to the strategic shift of the concentration from commercial customers to residential customers, as well as the smaller than average usage profiles of our Southern California gas customers, which resulted in a decrease of total retail cost of revenues of $8.3 million, as well as a decrease of $0.6 million due to a change in the value of our retail derivative portfolio used for hedging. This decrease was offset by an increase of approximately $0.8 million due to increased supply costs.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2014 was approximately $10.6 million, an increase of approximately $3.0 million, or 39%, as compared to $7.6 million for the three months ended September 30, 2013. This increase is primarily due to an increase in bad debt expense of approximately $1.2 million, increased costs associated with being a public company, and increased billing and other variable costs associated with increased customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2014 was approximately $4.1 million, an increase of approximately $0.7 million, or 21%, from approximately $3.4 million for the three months ended September 30, 2013. This increase was primarily due to the increased amortization expense associated with our increased customer acquisition cost.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2014 was approximately $8.7 million, an increase of approximately $6.5 million from approximately $2.2 million for the three months ended September 30, 2013. This increase was primarily due to our increased marketing efforts to grow our customer base, primarily in the Southwest Region gas market, where we spent approximately $5.9 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

In Thousands	Nine Months Ended September 30,
	2014	2013	Change
Revenues:
Retail revenues	$238,453	$237,598	$855
Net asset optimization revenues	1,681	(2,922)	4,603
Total Revenues	240,134	234,676	5,458
Operating Expenses:
Retail cost of revenues	192,371	182,441	9,930
General and administrative	28,494	26,289	2,205
Depreciation and amortization	10,324	12,704	(2,380)
Total Operating Expenses	231,189	221,434	9,755
Operating income	8,945	13,242	(4,297)
Other (expense)/income:
Interest expense	(1,150)	(1,267)	117
Interest and other income	111	135	(24)
Total other (expenses)/income	(1,039)	(1,132)	93
Income before income tax expense	7,906	12,110	(4,204)
Income tax expense	777	42	735
Net income	$7,129	$12,068	$(4,939)
Adjusted EBITDA (1)	$6,366	$22,805	$(16,439)
Retail Gross Margin (1)	50,194	57,401	(7,207)
Customer Acquisition Costs	20,366	3,112	17,254
Customer Attrition	4.9%	3.7%	1.2%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See "-How We Evaluate Our Operations" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the nine months ended September 30, 2014 were approximately $240.1 million, an increase of approximately $5.4 million, or 2%, from approximately $234.7 million for the nine months ended September 30, 2013. This increase was primarily due to overall higher customer pricing across both commodities, in part due to increased supply costs, which resulted in an increase in total revenues of $33.1 million, as well as a $4.6 million increase in net asset optimization revenues. This increase was offset by a decrease of $32.2 million due to customer sales volumes which were lower, primarily due to the strategic shift of the concentration of our marketing efforts from commercial customers to residential customers.

Net Asset Optimization Revenues. Net asset optimization revenues for the nine months ended September 30, 2014 were approximately $1.7 million, an increase of approximately $4.6 million, or 159%, from $(2.9) million in the same period in the prior year. This increase was primarily due to physical gas arbitrage opportunities in the Northeast that arose due to extreme winter weather conditions in 2014 and losses we recognized in 2013 from a hedge strategy involving interruptible transportation that did not repeat in 2014.

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2014 was approximately $192.4 million, an increase of approximately $10.0 million, or 5%, from approximately $182.4 million for the nine months ended September 30, 2013. This increase was primarily due to increased supply costs arising from capacity constraints from the extreme weather conditions in the Northeast during the first quarter of 2014, which resulted in an increase of total retail cost of revenues of $33.5 million, as well as an increase of $1.8 million due to a change in the value of our retail derivative portfolio used for hedging. This increase was offset by a decrease of $25.4 million due to customer sales volumes which were lower, primarily due to the strategic shift of the concentration of our marketing efforts from commercial customers to residential customers.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2014 was approximately $28.5 million, an increase of approximately $2.2 million, or 8%, as compared to $26.3 million for the nine months ended September 30, 2013. This increase is primarily due to increased bad debt expense, increased costs associated with being a public company, and increased billing and other variable costs associated with increased customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2014 was approximately $10.3 million, a decrease of approximately $2.4 million, or 19%, from approximately $12.7 million for the nine months ended September 30, 2013. This decrease was primarily due to the depreciation of certain software assets that were fully depreciated in 2013.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2014 was approximately $20.4 million, an increase of approximately $17.3 million from approximately $3.1 million for the nine months ended September 30, 2013. This increase was due to our increased marketing efforts to grow our customer base beginning in the second half of 2013 and continuing during 2014 primarily in the Southwest Region gas market, where we spent approximately $12.0 million for the nine months ended September 30, 2014.
Operating Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions, except per unit operating data)
Retail Natural Gas Segment
Total Revenues	$16.5	$12.9	$102.2	$83.3
Retail Cost of Revenues	10.2	7.9	77.4	58.3
Less: Net Asset Optimization Revenues	(0.1)	—	1.7	(2.9)
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(1.5)	0.8	(2.6)	(2.4)
Retail Gross Margin—Gas	7.9	4.2	25.7	30.3
Retail Gross Margin—Gas per MMBtu	$4.41	$2.11	$2.36	$2.59
Retail Electricity Segment
Total Revenues	$51.7	$57.0	$138.0	$151.4
Retail Cost of Revenues	41.6	52.2	115.0	124.1
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	3.3	0.4	(1.5)	0.2
Retail Gross Margin—Electricity	6.8	4.4	24.5	27.1
Retail Gross Margin—Electricity per MWh	$15.12	$8.43	$20.41	$18.66

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Retail Natural Gas Segment
Retail revenues for the Retail Natural Gas Segment for the three months ended September 30, 2014 were approximately $16.5 million, an increase of approximately $3.6 million, or 28%, from approximately $12.9 million for the three months ended September 30, 2013. This increase was due to expanded pricing in our Southern California market, as well as other price increases in part to capture increased supply costs which resulted in an increase in total revenues of $5.1 million. This increase was offset by a decrease of $1.3 million due to lower customer sales volumes.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2014 was approximately $10.2 million, an increase of approximately $2.3 million, or 29%, from approximately $7.9 million for the three months ended September 30, 2013. This increase was due to a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $2.3 million, as well as increased supply costs, which resulted in an increase of $1.0 million. This increase was offset by a decrease of retail cost of revenues of $0.9 million due to lower customer sales volumes.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2014 was approximately $7.9 million, an increase of approximately $3.7 million, or 88%, from approximately $4.2 million for the three months ended September 30, 2013, as indicated in the table below (in millions).

Decrease in volumes sold	$(0.4)
Increase in unit margin per MMBtu	4.1
Increase in retail natural gas segment retail gross margin	$3.7
The volumes of natural gas sold decreased from 1,987,399 MMBtu during the three months September 30, 2013 to 1,779,610 MMBtu during the three months ended September 30, 2014 due to the shift in our customer base to lower volume, higher margin residential gas users, primarily in the Southwest Region.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the three months ended September 30, 2014 were approximately $51.7 million, a decrease of approximately $5.3 million, or 9%, from approximately $57.0 million for the three months ended September 30, 2013. This decrease was primarily due to lower customer sales volumes, which resulted in a decrease of $8.1 million. This decrease was offset by an increase of retail revenues of $2.8 million due to higher customer pricing.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2014 was approximately $41.6 million, a decrease of approximately $10.6 million, or 20%, from approximately $52.2 million for the three months ended September 30, 2013. This decrease was primarily due to lower customer sales volumes, which resulted in a decrease in retail cost of revenues of $7.4 million, as well as a decrease of $2.9 million due to a change in the value of our retail derivative portfolio used for hedging and a decrease of $0.2 million due to increased commodity prices. Additionally, included in the 2013 results, there is a one-time $1.9 million tax settlement paid to the City of New York.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2014 was approximately $6.8 million, an increase of approximately $2.4 million, or 55%, from approximately $4.4 million for the three months ended September 30, 2013, as indicated in the table below (in millions).

Decrease in volumes sold	$(0.6)
Increase in unit margin per MWh	3.0
Increase in retail electricity segment retail gross margin	$2.4
The volumes of electricity sold decreased from 521,387 MWh during the three months ended September 30, 2013 to 447,729 MWh during the three months ended September 30, 2014, primarily due to the strategic shift of the concentration of our marketing efforts from commercial to residential customers as well as more focus on natural gas customer acquisitions.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Retail Natural Gas Segment
Retail revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2014 were approximately $102.2 million, an increase of approximately $18.9 million, or 23%, from approximately $83.3 million for the nine months ended September 30, 2013. This increase was primarily due to higher customer pricing implemented in part to capture increased supply costs, which resulted in an increase of $20.1 million, as well as an increase of $4.6 million due to net asset optimization revenue. This increase was offset by a decrease of $5.8 million due to decreased customer sales volumes.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2014 were approximately $77.4 million, an increase of approximately $19.1 million, or 33%, from approximately $58.3 million for the nine months ended September 30, 2013. This increase was primarily due to increased supply costs resulting from the extreme weather conditions experienced across the United States, which resulted in an increase of $22.6 million, as well as a $0.2 million increase due to a change in the value of our retail derivative portfolio used for hedging. This increase was offset by a $3.8 million decrease due to decreased customer sales volumes.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2014 was approximately $25.7 million, a decrease of approximately $4.6 million, or 15%, from approximately $30.3 million for the nine months ended September 30, 2013, as indicated in the table below (in millions).

Decrease in unit margin per MMBtu	$(2.5)
Decrease in volumes sold	(2.1)
Decrease in retail natural gas segment retail gross margin	$(4.6)
The volumes of natural gas sold decreased from 11,684,829 MMBtu during the nine months ended September 30, 2013 to 10,892,362 MMBtu during the nine months ended September 30, 2014. This decrease was primarily due to the shift in our customer base to lower volume, higher margin residential gas users, primarily in the Southwest Region.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the nine months ended September 30, 2014 were approximately $138.0 million, a decrease of approximately $13.4 million, or 9%, from approximately $151.4 million for the nine months ended September 30, 2013. This decrease was primarily due to lower customer sales volumes, which resulted in a decrease of $26.4 million. This decrease was offset by an increase of retail revenues of $13.0 million due to higher customer pricing implemented in part to capture increased supply costs.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2014 were approximately $115.0 million, a decrease of approximately $9.1 million, or 7%, from approximately $124.1 million for the nine months ended September 30, 2013. This decrease was primarily due to lower customer sales volumes, which resulted in a decrease of approximately $21.6 million. This decrease was offset by increased supply costs resulting from the extreme weather conditions experienced across the United States, which resulted in an increase in retail cost of revenues of $10.9 million, as well as a $1.6 million increase due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2014 was approximately $24.5 million, a decrease of approximately $2.6 million, or 10%, as compared to $27.1 million for the nine months ended September 30, 2013, as indicated in the table below (in millions).

Increase in unit margin per MWh	$2.1
Decrease in volumes sold	(4.7)
Decrease in retail electricity segment retail gross margin	$(2.6)
The volumes of electricity sold decreased from 1,454,615 MWh during the nine months ended September 30, 2013 to 1,201,345 MWh during the nine months ended September 30, 2014. This decrease was primarily due to a decreased focus on higher volume but lower margin commercial customers.

How We Evaluate Our Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Adjusted EBITDA	$(4,402)	$(1,458)	$6,366	$22,805
Retail Gross Margin	14,619	8,592	50,194	57,401

Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, (ii) net gain (loss) on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense and (v) other non-cash operating items. EBITDA is defined as net income before provision for income taxes, interest expense and depreciation and amortization. We deduct all current period customer acquisition costs in the Adjusted EBITDA calculation because such costs reflect a cash outlay in the year in which they are incurred, even though we capitalize such costs and amortize them over two years in accordance with our accounting policies. The deduction of current period customer acquisition costs is consistent with how we manage our business, but the comparability of Adjusted EBITDA between periods may be affected by varying levels of customer acquisition costs. We deduct our net gains (losses) on derivative instruments, excluding current period cash settlements, from the Adjusted EBITDA calculation in order to remove the non-cash impact of net gains and losses on derivative instruments. We also deduct non-cash compensation expense as a result of restricted stock units that were issued under our long-term incentive plan subsequent to the close of the Offering.

We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our liquidity and financial condition and results of operations and that Adjusted EBITDA is also useful to investors as a financial indicator of a company’s ability to incur and service debt, pay dividends and fund capital expenditures. Adjusted EBITDA is a supplemental financial measure that management and external users of our condensed combined and consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net Income (Loss)	$419	$(1,597)	$7,129	$12,068
Depreciation and amortization	4,113	3,390	10,324	12,704
Interest Expense	615	597	1,150	1,267
Income Tax Expense	613	14	777	42
EBITDA	5,760	2,404	19,380	26,081
Less:
Net, Gains (losses) on derivative instruments	(1,178)	2,682	262	2,040
Net, Cash settlements on derivative instruments	3,004	(1,066)	(7,252)	(1,876)
Customer acquisition costs	8,698	2,246	20,366	3,112
Plus:
Non-cash compensation expense	$362	$—	$362	$—
Adjusted EBITDA	$(4,402)	$(1,458)	$6,366	$22,805

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$(13,693)	$(3,794)	$11,965	$33,775
Amortization and write off of deferred financing costs	(355)	(270)	(580)	(501)
Allowance for doubtful accounts and bad debt expense	(1,946)	(540)	(3,973)	(1,626)
Interest expense	615	597	1,150	1,267
Income tax expense	613	14	777	42
Changes in operating working capital
Accounts receivable, prepaids, current assets	2,505	(12,064)	(11,393)	(27,036)
Inventory	5,649	2,854	5,338	2,051
Accounts payable and accrued liabilities	1,277	11,647	5,039	14,309
Other	933	98	(1,957)	524
Adjusted EBITDA	$(4,402)	$(1,458)	$6,366	$22,805

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Reconciliation of Retail Gross Margin to Operating Income (Loss):
Operating Income (loss)	$1,607	$(1,110)	$8,945	$13,242
Depreciation and amortization	4,113	3,390	10,324	12,704
General and administrative	10,634	7,577	28,494	26,289
Less:
Net asset optimization revenue	(141)	17	1,681	(2,922)
Net, Gains (losses) on derivative instruments	(1,163)	1,787	5,847	(401)
Net, Cash settlements on derivative instruments	3,039	(539)	(9,959)	(1,843)
Retail Gross Margin	$14,619	$8,592	$50,194	$57,401
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
Historically, our sources of liquidity have included cash generated from operations, equity investments by our owner and borrowings under credit arrangements. We expect our ongoing sources of liquidity to include cash generated from operations and available borrowings under the new Senior Credit Facility executed in connection with the Offering. We believe that cash generated from these sources will be sufficient to sustain operations, to finance anticipated expansion plans and growth initiatives, and to pay quarterly cash dividends on our outstanding Class A common stock. However, in the event our liquidity is insufficient, we may be required to limit our spending on future growth or other business opportunities or to rely on external financing sources, including additional commercial bank borrowings and the issuance of debt and equity securities, to fund our growth.
As of September 30, 2014, we have spent approximately $20.4 million on customer acquisition costs and we expect to spend an additional $5.0 to $7.0 million in the fourth quarter of 2014. The actual amount of customer acquisition costs may fluctuate based actual market opportunities and the corresponding marketing and vendor costs we incur. Our 2014 budget includes approximately $1.7 million for capital expenditures related to information systems improvements, of which $1.2 million is specifically related to the implementation of our outsourced customer information system.
Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under Spark HoldCo’s new Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs for the foreseeable future.
The following table details our total liquidity as of the period presented:

Period Ended
($ in millions)	9/30/2014
Cash and cash equivalents	2,483
Senior Credit Facility Availability (1)	37,863
Total Liquidity	40,346
(1) Subject to Senior Credit Facility borrowing base restrictions.
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
We intend to pay a regular quarterly dividend on our Class A common stock at a targeted rate of $0.3625 per share, or approximately $4.4 million on an annual basis. No dividends on our Class A common stock will accrue in arrears. Our ability to pay dividends will depend on many factors, including the performance of our business in the future and restrictions under our new Senior Credit Facility. In order to pay these dividends to holders of our Class A common stock, we expect that Spark HoldCo will be required to distribute approximately $27.6 million on an annualized basis to holders of Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the distributions payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities. On November 11, 2014, the Company’s Board of Directors declared a quarterly dividend for the third quarter prorated from the closing date of the Offering (August 1, 2014) through September 30, 2014 to holders of the Class A common stock of record on the 60th day following the third quarter. This dividend will be paid on December 15, 2014 to holders of record on November 28, 2014.
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
The Company has entered into two purchase agreements in October 2014 for the purchase of an aggregate of approximately 18,100 customer contracts in Connecticut for a total estimated purchase price of approximately $2.8 million. We intend to fund these acquisitions through cash flow from operations and drawings on the Senior Credit Facility.

Cash Flows
Our cash flows were as follows for the respective periods (in millions):

	Nine Months Ended September 30,
	2014	2013	Change

Net cash provided by (used in) operating activities	$12.0	$33.8	$(21.8)
Net cash used in investing activities	$(2.2)	$(1.0)	$(1.2)
Net cash provided by (used in) financing activities	$(14.5)	$(37.1)	$22.6
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2014 decreased by $21.8 million compared to the nine months ended September 30, 2013. The decrease was primarily due to increased customer acquisition cost spending primarily in the Company's Southwest and Midwest regions during the nine months ended September 30, 2014. In addition, the decrease in cash flows provided by operating activities was due to a decrease in retail gross margin and an increase in general and administrative expenses, including bad debt expense, as discussed in "Operating Segment Results" due to the cost of supply in the first quarter of 2014.
Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $1.2 million for the nine months ended September 30, 2014 which was driven by a increase in capital expenditures related to the Company's new customer billing and information system.
Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $22.6 million for the nine months ended September 30, 2014 due primarily to a $21.0 million increase in our borrowings, net of payments, under the Senior Credit Facility and Seventh Amended Credit Facility prior to the Offering due to seasonality of working capital requirements and a $1.6 million increase in net member distributions prior to the Offering.

Credit Facility
Prior to the Offering, SE and SEG were co-borrowers under an $80 million revolving working capital credit facility with a maturity date of July 31, 2015. The total amounts outstanding under this facility prior to the Offering include distributions to the common control owner to fund unrelated operations of an affiliate.
Spark HoldCo, SE and SEG (the “Co-Borrowers”) and Spark Energy, Inc., as guarantor, have entered into the new $70.0 million senior secured revolving working capital credit facility (the “Senior Credit Facility”) with a maturity of two years from the closing of the Offering. If no event of default has occurred, the Co-Borrowers have the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the new revolving credit facility to up to $120.0 million, which is available to fund expansions, acquisitions and working capital requirements for our operations and general corporate purposes, including distributions.
We borrowed approximately $10.0 million under the new Senior Credit Facility at the closing of the Offering to repay in full the outstanding indebtedness under our previous credit facility that SEG and SE had agreed to be responsible for pursuant to the interborrower agreement. The remainder of indebtedness outstanding under our previous credit facility was paid off by our affiliate with its own funds in connection with the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, our previous credit facility was terminated. We had $20.5 million outstanding on the Senior Credit Facility at September 30, 2014 and had approximately $11.6 million in letters of credit issued as of September 30, 2014.
At our election, interest is generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.0% per annum (based upon the prevailing utilization);

•
the alternate base rate plus an applicable margin of up to 2.0% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale’s prime rate, (ii) the federal funds rate plus 0.5% per annum, or (iii) the reference Eurodollar rate plus 1.0%; or

•	the rate quoted by Société Générale as its cost of funds for the requested credit plus 2.25% to 2.50% per annum.
The interest rate is generally reduced by 25 basis points if utilization under the Senior Credit Facility is below fifty percent. The Senior Credit Facility allows us to issue letters of credit, which reduce availability under Senior Credit Facility, at a cost of 2.00% to 2.50% per annum of aggregate letters of credit issued.
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
The borrowing base, which is recalculated and reported monthly, is calculated primarily based on 80 to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-borrowers under the Senior Credit Facility must prepay any amounts outstanding under the Senior Credit Facility in excess of the borrowing base (up to the maximum availability amount).
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
Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo is entitled to make cash distributions to NuDevco and us so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants (as defined above) before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent us from paying dividends to holders of our Class A common stock.
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
Off-Balance Sheet Arrangements
As of September 30, 2014 we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions see Note 11 "Transactions with Affiliates" in the unaudited condensed combined and consolidated financial statements.
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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of September 30, 2014, we did not have material outstanding lawsuits, administrative proceedings or investigations.
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
We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2014, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 1,933,240 MMBtu, due primarily to our retail choice storage being close to full as we approach winter. An increase in 10% in the market prices (NYMEX) from their September 30, 2014 levels would have increased the fair market value of our net non-trading energy portfolio by $0.8 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their September 30, 2014 levels would have decreased the fair market value of our non-trading energy derivatives by $0.8 million.  As of September 30, 2014, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 156 MWhs. An increase in 10% in the forward market prices from their September 30, 2014 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease in 10% in the forward market prices from their September 30, 2014 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2014, our Gas Trading Fixed Price Open Position was a long position of 14,590 MMBtu. An increase in 10% in the market prices (NYMEX) from their September 30, 2014 levels would have increased  the fair market value of our trading energy derivatives by less than $0.1 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their September 30, 2014 levels would have decreased the fair market value of our trading energy derivatives by less than $0.1 million.
Credit Risk
In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 45% and 47% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies as of September 30, 2014 and December 31, 2013, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.0% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods.
In non-POR markets, we manage customer credit risk through formal credit review, in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Our bad debt expense for the nine months ending September 30, 2014 and 2013 was approximately 3.1% and 1.6% of non-POR market retail revenues. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Results of Operations" for an analysis of our bad debt expense related to non-POR markets during the third quarter of 2014.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2014, approximately 68% of our total exposure of $7.8 million was either with an investment grade customer or otherwise secured with collateral.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2014 we were co-borrowers under an $70 million variable rate Senior Credit Facility under which $20.5 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the nine months ended September 30, 2014, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $205,000. The prior credit facility was terminated in connection with the closing of the Offering and Spark HoldCo’s entry into the Senior Credit Facility. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014 at the reasonable assurance level due to a material weakness in our internal control over financial reporting. In connection with the preparation of our restated financial statements for the quarter ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, was that we did not have adequate policies and procedures in place to ensure that estimated retail revenues, cost of revenues and related imbalances for the three months ended March 31, 2014 were based on complete and accurate data and assumptions on a timely basis.

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

Notwithstanding the identified material weakness, management believes the unaudited condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

November 12, 2014	/s/ Georganne Hodges
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