Form 10-Q
period 2015-03-31
Spark Energy, Inc.
filed 2015-05-14
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015,

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
Yes ☐    No ☒

There were 3,097,193 shares of Class A common stock and 10,750,000 shares of Class B common stock outstanding as of May 11, 2015.

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands)
(unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$5,179	$4,359
Restricted cash	—	707
Accounts receivable, net of allowance for doubtful accounts of $3.2 million and $8.0 million as of March 31, 2015 and December 31, 2014, respectively	58,926	63,797
Accounts receivable—affiliates	1,025	1,231
Inventory	511	8,032
Fair value of derivative assets	57	216
Customer acquisition costs, net	13,762	12,369
Intangible assets - customer acquisitions, net	739	486
Prepaid assets	1,208	1,236
Deposits	8,128	10,569
Other current assets	2,787	2,987
Total current assets	92,322	105,989
Property and equipment, net	4,263	4,221
Customer acquisition costs	3,499	2,976
Intangible assets - customer acquisitions	1,253	1,015
Deferred tax assets	24,206	24,047
Other assets	148	149
Total Assets	$125,691	$138,397
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,534	$38,210
Accounts payable—affiliates	1,432	1,017
Accrued liabilities	7,743	7,195
Fair value of derivative liabilities	8,472	11,526
Note payable	20,000	33,000
Other current liabilities	2,541	1,868
Total current liabilities	71,722	92,816
Long-term liabilities:
Fair value of derivative liabilities	487	478
Payable pursuant to tax receivable agreement—affiliates	20,767	20,767
Other long-term liabilities	315	219
Total liabilities	93,291	114,280
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,000,000 issued and outstanding at March 31, 2015 and 3,000,000 issued and outstanding at December 31, 2014	30	30
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,750,000 issued and outstanding at March 31, 2015 and 10,750,000 issued and outstanding at December 31, 2014	108	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	9,635	9,296
Retained earnings (deficit)	546	(775)
Total stockholders' equity	10,319	8,659
Non-controlling interest in Spark HoldCo, LLC	22,081	15,458
Total equity	32,400	24,117
Total Liabilities and Stockholders' Equity	$125,691	$138,397

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Retail revenues (including retail revenues—affiliates of $0 and $1,489 for the three months ended March 31, 2015 and 2014, respectively)	$99,874	$104,352
Net asset optimization revenues (expenses) (including asset optimization revenues—affiliates of $489 and $2,500 for the three months ended March 31, 2015 and 2014, respectively, and asset optimization revenues—affiliates cost of revenues of $3,093 and $8,089 for the three months ended March 31, 2015 and 2014, respectively)	1,929	1,624
Total Revenues	101,803	105,976
Operating Expenses:
Retail cost of revenues (including retail cost of revenues—affiliates of less than $0.1 million for both the three months ended March 31, 2015 and 2014)	69,085	88,121
General and administrative (including general and administrative expense—affiliates of $0 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively)	14,704	8,113
Depreciation and amortization	4,278	2,959
Total Operating Expenses	88,067	99,193
Operating income	13,736	6,783
Other (expense)/income:
Interest expense	(381)	(313)
Interest and other income	135	70
Total other expenses	(246)	(243)
Income before income tax expense	13,490	6,540
Income tax expense	561	32
Net income	$12,929	$6,508
Less: Net income attributable to non-controlling interests	10,520	—
Net income attributable to Spark Energy, Inc. stockholders	$2,409	$6,508

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.80
Diluted	$0.80

Weighted average shares of Class A common stock outstanding
Basic	3,000
Diluted	3,000

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders Equity	Non-controlling Interest	Total Equity
Balance at 12/31/14:	3,000	10,750	—	$30	$108	$9,296	$(775)	$8,659	$15,458	$24,117
Stock based compensation	—	—	—	—	—	339	—	339	—	339
Consolidated net income	—	—	—	—	—	—	2,409	2,409	10,520	12,929
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	(3,897)	(3,897)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	(1,088)	(1,088)	—	(1,088)
Balance at 3/31/15:	3,000	10,750	—	$30	$108	$9,635	$546	$10,319	$22,081	$32,400
The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$12,929	$6,508
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	4,278	2,959
Deferred income taxes	(159)	—
Stock based compensation	550	—
Amortization of deferred financing costs	50	113
Bad debt expense	2,947	565
Gain (loss) on derivatives, net	1,305	(5,460)
Current period cash settlements on derivatives, net	(4,191)	10,197
Changes in assets and liabilities:
Decrease in restricted cash	707	—
Decrease (increase) in accounts receivable	1,924	(25,257)
Decrease (increase) in accounts receivable—affiliates	207	(535)
Decrease in inventory	7,521	4,322
Increase in customer acquisition costs	(5,629)	(5,227)
Decrease (increase) in prepaid and other current assets	2,621	(1,316)
Increase in intangible assets - customer acquisitions	(676)	—
Increase in other assets	—	(31)
Increase (decrease) in accounts payable and accrued liabilities	(6,226)	18,335
Increase in accounts payable—affiliates	415	—
Increase (decrease) in other current liabilities	673	1,036
Net cash provided by operating activities	19,246	6,209
Cash flows from investing activities:
Purchases of property and equipment	(441)	(787)
Net cash used in investing activities	(441)	(787)
Cash flows from financing activities:
Borrowings on notes payable	3,000	24,500
Payments on notes payable	(16,000)	(18,000)
Member contributions (distributions), net	—	(14,356)
Payment of dividends to Class A common shareholders	(1,088)	—
Payment of distributions to Class B unitholders	(3,897)	—
Net cash used in financing activities	(17,985)	(7,856)
Decreases in cash and cash equivalents	820	(2,434)
Cash and cash equivalents—beginning of period	4,359	7,189
Cash and cash equivalents—end of period	$5,179	$4,755
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Property and equipment purchase accrual	$19	$—
Cash paid during the period for:
Interest	$366	$267
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
Prior to the closing of the Company’s initial public offering of 3,000,000 shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), representing a 21.82% interest in the Company, on August 1, 2014 (the “Offering”) Spark Energy Ventures contributed all of its interest in each of SE and SEG to NuDevco Retail Holdings. NuDevco Retail Holdings in turn contributed all of its interest in each of SE and SEG to Spark HoldCo. The contribution of the interests in SE and SEG to Spark HoldCo is not considered a business combination accounted for under the purchase method, as it was a transfer of assets and operations under common control, and accordingly, balances were transferred at their historical cost. The Company’s historical condensed combined financial statements prior to the Offering are prepared using SE’s and SEG’s historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG.
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
Initial Public Offering of Spark Energy, Inc.

On August 1, 2014, the Company completed the Offering of 3,000,000 shares of its Class A common stock for $18.00 per share, representing an approximate 21.82% voting interest in the Company.

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

The Company also issued 10,750,000 shares of Class B common stock, par value $0.01 per share (the “Class B common stock”) to Spark HoldCo, 10,612,500 of which Spark HoldCo distributed to NuDevco Retail Holdings, and 137,500 of which Spark HoldCo distributed to NuDevco Retail.

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

At the consummation of the Offering, the Company's outstanding common stock is summarized in the table below:

	Shares of
	common stock
	Number	Percent Voting Interest
Publicly held Class A common stock	3,000,000	21.82%
Class B common stock held by NuDevco	10,750,000	78.18%
Total	13,750,000	100.00%
Credit Facility
Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured credit facility. See Note 4 “Long-Term Debt” for further discussion.
Exchange and Registration Rights
NuDevco has the right to exchange (the “Exchange Right”) all or a portion of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for Class A common stock (or cash at Spark Energy,

Inc.’s or Spark HoldCo’s election (the “Cash Option”) at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. In addition, NuDevco has the right, under certain circumstances, to cause the Company to register the offer and resale of NuDevco's shares of Class A common stock obtained pursuant to the Exchange Right.

Tax Receivable Agreement

Concurrently with the closing of the Offering, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. See Note 11 “Transactions with Affiliates” for further discussion.
2. Basis of Presentation
The accompanying interim unaudited condensed combined and consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC").
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed combined and consolidated financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the full year or for any interim period.
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

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed combined and consolidated financial statements. See Note 13 “Subsequent Events” for further discussion.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern(Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new guidance clarifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption to have a material effect on the combined or consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

3. Property and Equipment
Property and equipment consist of the following amounts as of:

	Estimated useful lives	March 31, 2015	December 31, 2014
	(years)	(In thousands)
Information technology	2 – 5	$26,010	$25,588
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	998	998
Total		31,576	31,154
Accumulated depreciation		(27,313)	(26,933)
Property and equipment—net		$4,263	$4,221
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2015 and December 31, 2014, information technology includes $0.3 million and $0.4 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed combined and consolidated statements of operations was $0.4 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.
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
The working capital facility was available for use by Spark Energy Ventures and its affiliates to finance the working capital requirements related to the purchase and sale of natural gas, electricity, and other commodity products not related to the retail natural gas and asset optimization and retail electricity businesses of the Company. The Company’s condensed combined and consolidated financial statements include the total amounts outstanding under the working capital facility of $27.5 million as December 31, 2013, which is classified as current in the condensed combined balance sheet as the working capital facility was drawn upon and repaid on a monthly basis to fund working capital needs. Portions of the borrowings were used to fund equity distributions to the sole member of the Company to fund unrelated operations of an affiliate under the common control of the sole member prior to the Offering. The total amounts outstanding under the facility as of December 31, 2013 and through the Offering date included $29.0 million that was retained and paid off by an affiliate in connection with the Offering.
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
Under the working capital facility, the Company paid a fee with respect to each letter of credit issued and outstanding. The Company incurred fees on letters of credit issued and outstanding totaling $0.1 million for both of the three months ended March 31, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.

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
Under the Seventh Amended Credit Agreement, the Company was able to elect to have loans under the working capital facility bear interest (i) at a Eurodollar-based rate plus a margin ranging from 3.00% to 3.25%, depending on the Spark Energy Ventures’ aggregate amount outstanding then in effect, (ii) at a base rate loan plus a margin ranging from 2.00% to 2.25%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect or (iii) a cost of funds rate loan plus a margin ranging from 2.50% to 2.75%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect. Each working capital loan made as a result of a drawing under a letter of credit bears interest on the outstanding principal amount thereof from the date funded at a floating rate per annum equal to the cost of funds rate plus the applicable margin until such loan has been outstanding for more than two business days and, thereafter, bears interest on the outstanding principal amount thereof at a floating rate per annum equal to the base rate plus the applicable margin, plus two percent 2.00% per annum. The Company incurred interest expense related to our revolving credit facilities of $0.2 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
The Company also paid a commitment fee equal to 0.50% per annum. The Company incurred commitment fees totaling less than $0.1 million for each of the three months ended March 31, 2015 and 2014, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
Deferred Financing Costs
Deferred financing costs were $0.2 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively. Of these amounts, $0.2 million is recorded in other current assets in the condensed combined and consolidated balance sheets as of March 31, 2015 and December 31, 2014, and $0.1 million is recorded in other assets in the condensed combined and consolidated balance sheet as of December 31, 2014, based on the terms of the working capital facilities.
Amortization of deferred financing costs was $0.1 million for both the three months ended March 31, 2015 and 2014, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
NuDevco Note
NuDevco Retail Holdings transferred Spark HoldCo units to the Company for the $50,000 NuDevco Note, and the limited liability company agreement of Spark HoldCo was amended and restated to admit Spark Energy, Inc. as its sole managing member. This promissory note was repaid in connection with proceeds from the Offering.
New Credit Facility

Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured revolving credit facility (“Senior Credit Facility”), which matures on August 1, 2016. If no event of default has occurred, the Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the Senior Credit Facility up to $120.0 million. The Company borrowed approximately $10.0 million under the Senior Credit Facility at the closing of the Offering to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remaining $29.0 million of indebtedness outstanding under the Seventh Amended Credit Agreement at the Offering date was paid down by our affiliate with its own funds concurrent with the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated. The Company had $15 million in letters of credit issued under the Senior Credit Facility at inception. As of March 31, 2015, the

Company had $20.0 million outstanding under the Senior Credit Facility and $12.5 million in letters of credit issued. The Senior Credit Facility is available to fund expansions, acquisitions and working capital requirements for operations and general corporate purposes.

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

We pay an annual commitment fee of 0.375% or 0.5% on the unused portion of the Senior Credit Facility depending upon the unused capacity. The lending syndicate under the Senior Credit Facility is entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit. Commitment fees were immaterial for the three months ended March 31, 2015 and 2014.

The Company incurred total interest expense related to prior and current credit facilities of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014.

The Senior Credit Facility is secured by the capital stock of SE, SEG and Spark HoldCo (the “Co-Borrowers”) present and future subsidiaries, all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts.
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
Derivative Instruments
The following table presents assets and liabilities measured and recorded at fair value in the Company’s condensed combined and consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy as of (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Non-trading commodity derivative assets	$—	$49	$—	$49
Trading commodity derivative assets	—	8	—	8
Total commodity derivative assets	$—	$57	$—	$57
Non-trading commodity derivative liabilities	$(4,205)	$(4,675)	$—	$(8,880)
Trading commodity derivative liabilities	(14)	(65)	—	(79)
Total commodity derivative liabilities	$(4,219)	$(4,740)	$—	$(8,959)

	Level 1	Level 2	Level 3	Total
December 31, 2014
Non-trading commodity derivative assets	$—	$80	$—	$80
Trading commodity derivative assets	—	136	—	136
Total commodity derivative assets	$—	$216	$—	$216
Non-trading commodity derivative liabilities	$(6,810)	$(5,017)	$—	$(11,827)
Trading commodity derivative liabilities	(32)	(145)	—	(177)
Total commodity derivative liabilities	$(6,842)	$(5,162)	$—	$(12,004)
The Company had no financial instruments measured using level 3 at March 31, 2015 and December 31, 2014. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2015 and the year ended December 31, 2014.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of March 31, 2015 and December 31, 2014, the credit risk valuation adjustment was not material.
6. Accounting for Derivative Instruments
The Company is exposed to the impact of market fluctuations in the price of electricity and natural gas and basis costs, storage and ancillary capacity charges from independent system operators. The Company uses derivative instruments to manage exposure to these risks, and historically designated certain derivative instruments as cash flow hedges for accounting purposes. For derivatives designated in a qualifying cash flow hedging relationship, the effective portion of the change in fair value is recognized in accumulated other comprehensive income (“OCI”) and reclassified to earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in earnings. As of March 31, 2015 and 2014, the Company had not designated any derivative instruments as cash flow hedges.
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
Derivative assets and liabilities are presented net in the Company’s condensed combined and consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2015 and 2014, the Company had not paid or received any collateral amounts. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of:
Non-trading

Commodity	Notional	March 31, 2015	December 31, 2014
Natural Gas	MMBtu	6,361	9,690
Natural Gas Basis	MMBtu	1,833	2,710
Electricity	MWh	665	607
Trading

Commodity	Notional	March 31, 2015	December 31, 2014
Natural Gas	MMBtu	1,501	(155)
Natural Gas Basis	MMBtu	—	(56)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Gain (loss) on non-trading derivatives, net (including loss on non-trading derivatives—affiliates, net of $0 and $157 for the three months ended March 31, 2015 and 2014, respectively)	(1,200)	11,448
Gain (loss) on trading derivatives, net (including loss on trading derivatives—affiliates, net of $0 and $217 for the three months ended March 31, 2015 and 2014, respectively)	(105)	(5,988)
Gain (loss) on derivatives, net	$(1,305)	$5,460
Current period settlements on non-trading derivatives	4,115	(12,901)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0 and $217 for the three months ended March 31, 2015 and 2014, respectively)	76	2,704
Total current period settlements on derivatives	$4,191	$(10,197)

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	March 31, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,384	$(1,335)	$49	$—	$49
Trading commodity derivatives	15	(7)	8	—	8
Total Current Derivative Assets	1,399	(1,342)	57	—	57
Non-trading commodity derivatives	371	(371)	—	—	—
Total Non-current Derivative Assets	371	(371)	—	—	—
Total Derivative Assets	$1,770	$(1,713)	$57	$—	$57

	March 31, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(9,728)	$1,335	$(8,393)	$—	$(8,393)
Trading commodity derivatives	(86)	7	(79)	—	(79)
Total Current Derivative Liabilities	(9,814)	1,342	(8,472)	—	(8,472)
Non-trading commodity derivatives	(858)	371	(487)	—	(487)
Total Non-current Derivative Liabilities	(858)	371	(487)	—	(487)
Total Derivative Liabilities	$(10,672)	$1,713	$(8,959)	$—	$(8,959)

	December 31, 2014
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,642	$(3,562)	$80	$—	$80
Trading commodity derivatives	234	(98)	136	—	136
Total Current Derivative Assets	3,876	(3,660)	216	—	216
Non-trading commodity derivatives	313	(313)	—	—	—
Total Non-current Derivative Assets	313	(313)	—	—	—
Total Derivative Assets	$4,189	$(3,973)	$216	$—	$216

	December 31, 2014
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(14,911)	$3,562	$(11,349)	$—	$(11,349)
Trading commodity derivatives	(275)	98	(177)	—	(177)
Total Current Derivative Assets	(15,186)	3,660	(11,526)	—	(11,526)
Non-trading commodity derivatives	(791)	313	(478)	—	(478)
Total Non-current Derivative Assets	(791)	313	(478)	—	(478)
Total Derivative Liabilities	$(15,977)	$3,973	$(12,004)	$—	$(12,004)

7. Equity

Class A Common Stock

The Company has a total of 3,000,000 shares of its Class A common stock outstanding at March 31, 2015. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company has a total of 10,750,000 shares of its Class B common stock outstanding at March 31, 2015. Each share of Class B common stock, all of which is held by NuDevco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock of which there are no issued and outstanding shares at March 31, 2015.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to shareholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company's outstanding unvested restricted stock units and (2) using the if-converted method to determine the potential dilutive effect of the Company's Class B common stock. The Company's unvested restricted stock units were not recognized in dilutive earnings per share as they would have been antidilutive. The Class B common stock conversion to Class A common stock was not recognized in dilutive earnings per share as the effect of the conversion would be antidilutive.

The following table presents the computation of earnings per share for the three month period ended March 31, 2015 (in thousands, except per share data):

For the Three Months Ended
March 31, 2015
Net income attributable to shareholders of Class A common stock	$2,409
Basic weighted average Class A common shares outstanding	3,000
Basic EPS attributable to shareholders	$0.80

Net income attributable to shareholders of Class A common stock	$2,409
Effect of conversion of Class B common stock to shares of Class A common stock	—
Diluted net income attributable to shareholders of Class A common stock	2,409
Basic weighted average Class A common shares outstanding (1)	3,000
Effect of dilutive Class B common stock	—
Effect of dilutive restricted stock units	—
Diluted weighted average shares outstanding	3,000

Diluted EPS attributable to shareholders	$0.80

Non-controlling Interest

The Company owns a 21.82% economic interest in Spark HoldCo, and is the sole managing member in Spark HoldCo. NuDevco owns a 78.18% economic interest in Spark HoldCo. As a result, the Company has consolidated the financial position and results of operations of Spark HoldCo and reflected the economic interest owned by NuDevco as a non-controlling interest.
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

On August 1, 2014, the Company granted restricted stock units to our employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over a nine month period for non-employee directors and ratably over approximately three or four years for officers, employees, and employees of affiliates, depending on years of service at the grant date, with the initial vesting date occurring on May 4, 2015 and each subsequent vesting date occurring each May 4 thereafter. Each restricted stock unit is entitled to receive a dividend equivalent when dividends are declared and distributed to shareholders of Class A common stock. These dividend equivalents entitle the holder to additional restricted stock units effective as of the record date of such dividends and vested upon the same schedule as the underlying restricted stock unit. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company measures the cost of awards classified as equity awards based on the grant date fair value of the award and the Company measures the cost of awards classified as liability awards at the fair value of the award at each reporting period. The Company has utilized an estimated 6% annual forfeiture rate of restricted stock units in determining the fair value for all awards excluding those issued to executive level recipients and non-employee directors, for which no forfeitures are estimated to occur. The Company has elected to recognize related compensation expense on a straight-line basis over the associated vesting periods. Although the restricted stock units allow for cash settlement of the awards at the sole discretion of management of the Company, management intends to settle the awards by issuing shares of the Company’s Class A common stock.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units was based on the Company’s Class A common stock price as of the grant date, and the Company recognized stock based compensation expense of $0.3 million for the three months ended March 31, 2015 in general and administrative expense and a corresponding increase to additional paid in capital. No compensation expense was recorded for the same periods in 2014 as there were no LTIP awards outstanding.

The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	256,884	$17.93
Granted	—	—
Dividend reinvestment issuances	6,475	14.31
Vested	—	—
Forfeited	(2,001)	17.90
Unvested at March 31, 2015	261,358	$17.84

As of March 31, 2015, there was $3.8 million of total unrecognized compensation cost related to the Company's equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards in accordance with ASC 718 as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units was based on the Company’s Class A common stock price as of the reported period ending date and the Company recognized stock based compensation expense of $0.2 million for the three months ended March 31, 2015 in general and administrative expense and a corresponding increase to liabilities. As of March 31, 2015, the Company's liabilities related to these restricted stock units were recorded in other current liabilities and other non-current liabilities of $0.1 million and $0.1 million, respectively. No compensation expense was recorded for the same periods in 2014 as there were no LTIP awards outstanding.

The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2014	124,093	$14.09
Granted	—	—
Dividend reinvestment issuances	3,144	14.75
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2015	127,237	$14.75

As of March 31, 2015, there was $1.3 million of total unrecognized compensation cost related to the Company's liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

As of March 31, 2015, the Company recorded a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco during 2014. In addition, as of March 31, 2015, the Company recorded a long-term liability of $20.8 million for the effect of the Tax Receivable Agreement liability (See Note 11 “Transactions with Affiliates” for further discussion) and a corresponding long-term deferred tax asset of approximately $7.8 million.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2015 is 4.2% with respect to pre-tax income attributable to the Company's stockholders. Total income tax expense for the three months ended March 31, 2015 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to noncontrolling interest.

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
Accounts Receivable and Payable-Affiliates
The Company recorded current accounts receivable-affiliates of $1.0 million and $1.2 million as of March 31, 2015 and December 31, 2014, respectively, and current accounts payable-affiliates of $1.4 million and $1.0 million as of March 31, 2015 and December 31, 2014, respectively for certain direct billings and cost allocations for services the Company provided to affiliates and sales or purchases of natural gas and electricity with affiliates.
Revenues and Cost of Revenues-Affiliates
Beginning on August 1, 2013, the Company and another affiliate entered into an agreement whereby the Company purchased natural gas from the affiliate at the tailgate of the Marlin plant. Cost of revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three months ended March 31, 2015 and 2014 related to this agreement were $3.1 million and $8.1 million, respectively.
The Company also purchased natural gas at a nearby third party plant inlet which was then sold to the affiliate. Revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three months ended March 31, 2015 and 2014 related to these sales were $0.5 million and $2.5 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with Marlin, at Marlin’s pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Company’s results are cost of revenues-affiliates, recorded in retail cost of revenues in the condensed combined and consolidated statements of operations related to this activity, which was less than $0.1 million for both the three months ended March 31, 2015 and 2014, respectively.
Prior to the Offering, the Company also purchased electricity for an affiliate and sold the electricity to the affiliate at the same market price that the Company paid to purchase the electricity. There were no sales of electricity to the affiliate for the three months ended March 31, 2015 and $1.5 million in sales of electricity to the affiliate for the three months ended March 31, 2014, which is recorded in retail revenues-affiliate in the condensed combined and consolidated statements of operations.
Also included in the Company’s results are cost of revenues-affiliates related to derivative instruments, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations. There was no cost of revenues-affiliates related to derivative instruments for the three months ended March 31, 2015 and a gain of $0.2 million for the three months ended March 31, 2014.

Cost allocations
The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, including costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities based on percentage of departmental usage, wages or headcount. The total amount direct billed and allocated to affiliates was $1.0 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively, which is recorded as a reduction in general and administrative expenses in the condensed combined and consolidated statements of operations.
The Company pays residual commissions to an affiliate for all customers enrolled by the affiliate who pay their monthly retail gas or retail electricity bill. No commissions were paid to the affiliate for the three months ended March 31, 2015 and less than $0.1 million commissions were paid to the affiliate for the three months ended March 31, 2014, which is recorded in general and administrative expense in the condensed combined and consolidated statements of operations. This agreement with the affiliate was terminated in May 2014.
Member Distributions and Contributions
During the three months ended March 31, 2015, the Company made distributions to NuDevco in connection with its holdings of units of Spark HoldCo of $3.9 million in conjunction with the payment of its fourth quarter 2014 dividend. During the three months ended March 31, 2014, the Company made net capital distributions to W. Keith Maxwell III of $14.4 million. In contemplation of the Company’s initial public offering, the Company entered into an agreement with an affiliate in April 2014 to permanently forgive all net outstanding accounts receivable balances from the affiliate through the Offering date. As a result, the accounts receivable balances from the affiliate have been eliminated and presented as a distribution to W. Keith Maxwell III for 2014.

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
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $69.9 million and $132.9 million and asset optimization cost of revenues of $68.0 million and $131.3 million for the three months ended March 31, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$13,490	$6,540
Interest and other income	(135)	(70)
Interest expense	381	313
Operating Income	13,736	6,783
Depreciation and amortization	4,278	2,959
General and administrative	14,704	8,113
Less:
Net asset optimization revenue	1,929	1,624
Net, Gains (losses) on non-trading derivative instruments	(1,200)	11,448
Net, Cash settlements on non-trading derivative instruments	4,115	(12,901)
Retail Gross Margin	$27,874	$17,684

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Total Spark Retail
Total Revenues	$44,449	$57,354	$—	$—	$101,803
Retail cost of revenues	35,619	33,466	—	—	69,085
Less:
Net asset optimization revenues	—	1,929	—	—	1,929
Gains (losses) on non-trading derivatives	(633)	(567)	—	—	(1,200)
Current period settlements on non-trading derivatives	(99)	4,214	—	—	4,115
Retail gross margin	$9,562	$18,312	$—	$—	$27,874
Total Assets	$49,967	$103,299	$30,644	$(58,219)	$125,691

Three Months Ended March 31, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Total Spark Retail
Total revenues	$43,448	$62,528	$—	$—	$105,976
Retail cost of revenues	37,499	50,622	—	—	88,121
Less:
Net asset optimization revenues	—	1,624	—	—	1,624
Gains (losses) on non-trading derivatives	9,889	1,559	—	—	11,448
Current period settlements on non-trading derivatives	(11,034)	(1,867)	—	—	(12,901)
Retail gross margin	$7,094	$10,590	$—	$—	$17,684
Total Assets	$46,364	$111,472	$1,080	$(31,083)	$127,833

Significant Customers
For the three months ended March 31, 2015 and 2014, we had one significant customer that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues.
Significant Suppliers
For the three months ended March 31, 2015, no individual supplier accounted for more than 10% of the Company’s consolidated net asset optimization revenues cost of revenues. For the three months ended March 31, 2014, we had one significant supplier that individually accounted for more than 10% of the Company’s consolidated net asset optimization cost of revenues.
For the three months ended March 31, 2015 and 2014, the Company had four and one significant suppliers, respectively, that individually accounted for more than 10% of the Company’s consolidated retail electricity retail cost of revenues.
13. Customer Acquisitions

On March 3, 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 30,700 residential and commercial natural gas contracts in Northern California for a purchase price of approximately $2.6 million. The transaction closed in April 2015. The purchase price will be capitalized as intangible assets - customer acquisitions to be amortized over a three year period as customers begin using natural gas under a contract with the Company.
14. Subsequent Events

On April 22, 2015, the Company declared a dividend of $0.3625 to holders of record of our Class A common stock on June 1, 2015 and payable on June 15, 2015.
On May 12, 2015, Spark Holdco, LLC entered into a Membership Interest Purchase Agreement (the “Oasis Purchase Agreement”) with Retailco Acquisition Co, LLC, an affiliate of NuDevco, our majority shareholder, for the purchase of all the membership interests of Oasis Power Holdings, LLC (“Oasis”). Oasis is a retail energy company with approximately 40,000 customers in six states. Oasis serves these customers across 19 utilities. The purchase price of $20 million, subject to working capital adjustments, will be paid $15 million in cash and $5 million in the form of a convertible subordinated note of the Company bearing interest at an annual rate of 5% (the “Convertible Note”). Spark Holdco, LLC will have the right to pay-in-kind any interest at its option. The Convertible Note will be convertible into shares of Class B Common stock of the Company and related membership units in Spark Holdco at a conversion rate of $14.00 per share. The Convertible Note matures in five years and the holder cannot exercise any conversion rights for the first eighteen months after the Convertible Note is issued. The Convertible Note will be expressly subordinated to our Senior Credit Facility. The shares of Class B common stock (along with the related Spark Holdco units) may be converted into shares of Class A Common Stock of the Company on a one-for-one basis. Shares of Class A Common Stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Convertible Note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A Common Stock it receives upon conversion of its existing shares of Class B Common Stock. The acquisition is subject to certain conditions to closing, including regulatory approvals and the Company’s ability to obtain financing on commercially reasonable terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed combined and consolidated financial statements and the related notes thereto included elsewhere in this report and the audited combined and consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission (“SEC”). In this report, the terms “Spark Energy,” “Company,” “we,” “us” and “our” refer collectively to (i) the combined business and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC and the retail electricity business of Spark Energy, LLC before the completion of our corporate reorganization in connection with the initial public offering of Spark Energy, Inc., which closed on August 1, 2014 (the “Offering”) and (ii) Spark Energy, Inc. and its subsidiaries as of the Offering and thereafter.
Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this report, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this report and may include statements about business strategy and prospects for growth, customer acquisition costs, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this report are subject to risks and uncertainties. Important factors which could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

•	federal, state and local regulation,

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of internal billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority shareholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

•	competition, and

•	other factors discussed in “Risk Factors” in our Form 10-K for the year ended December 31, 2014.

You should review the risk factors and other factors noted throughout or incorporated by reference in this report that could cause our actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements speak only as of the date of this report. Unless required by law, we disclaim any obligation to publicly update or revise these statements whether as a result of new information, future events or otherwise. It is not possible for us to predict all risks, nor can we assess the impact of all factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Overview

We are a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2015, we operated in 46 utility service territories across 16 states.

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the three months ended March 31, 2015, approximately 55% of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2015, approximately 45% of our retail revenues were derived from the sale of electricity.

Spark Energy, Inc. was formed in April 2014, and, as a result, has historical financial operating results only for the portions of the periods covered by this report that are subsequent to the closing of the Offering on August 1, 2014. The following discussion analyzes our historical combined financial condition and results of operations before the Offering, which is the combined businesses and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC (“SEG”) and the retail electricity business of Spark Energy, LLC (“SE”), and the consolidated results of operations and financial condition of Spark Energy, Inc. and its subsidiaries after the Offering. SE and SEG are the operating subsidiaries through which we have historically operated our retail energy business and were commonly controlled by NuDevco Partners, LLC prior to the Offering.

The following table shows our customer count activity during the first quarter of 2015:

Customer Rollforward:
(In thousands)	12/31/2014	Additions	Attrition	3/31/15	% Increase (Decrease)
Retail Electricity Customers	145	28	(24)	149	3%
Retail Natural Gas Customers	173	25	(55)	143	(17)%
Total Retail Customers	318	53	(79)	292	(8)%

The following table details our Residential Customer Equivalents ("RCE's") by geographical location as of March 31, 2015:

RCE's by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	56	36%	22	15%	78	25%
Midwest	42	27%	67	45%	109	36%
Southwest	58	37%	60	40%	118	39%
Total	156	100%	149	100%	305	100%

The geographical regions noted above include the following states:

•	East - New York, New Jersey, Pennsylvania, Connecticut, Massachusetts, Maryland and Florida;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Texas, California, Nevada, Colorado and Arizona.

Total retail gross margin of $27.9 million in the first quarter of 2015 resulted primarily from a combination of favorable weather conditions along with the lower overall supply cost environment. These conditions resulted in strong unit margins for both commodities. See “—Operating Segment Results”.
Recent Developments
On May 12, 2015, Spark Holdco, LLC entered into a Membership Interest Purchase Agreement (the “Oasis Purchase Agreement”) with Retailco Acquisition Co, LLC, an affiliate of NuDevco, our majority shareholder, for the purchase of all the membership interests of Oasis Power Holdings, LLC (“Oasis”). Oasis is a retail energy company with approximately 40,000 customers in six states. Oasis serves these customers across 19 utilities, several of which present additional organic growth opportunities as they are new markets for the company. The purchase price of $20 million, subject to working capital adjustments, will be paid $15 million in cash and $5 million in the form of a convertible subordinated note of the Company bearing interest at an annual rate of 5% (the “Convertible Note”). Spark Holdco, LLC will have the right to pay-in-kind any interest at its option. The Convertible Note will be convertible into shares of Class B Common stock of the Company and related membership units in Spark Holdco at a conversion rate of $14.00 per share. The Convertible Note matures in five years and the holder cannot exercise any conversion rights for the first eighteen months after the Convertible Note is issued. The Convertible Note will be expressly subordinated to our Senior Credit Facility. The shares of Class B common stock (along with the related Spark Holdco units) may be converted into shares of Class A Common Stock of the Company on a one-for-one basis. Shares of Class A Common Stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Convertible Note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A Common Stock it receives upon conversion of its existing shares of Class B Common Stock. The acquisition is subject to certain conditions to closing, including regulatory approvals and the Company’s ability to obtain financing on commercially reasonable terms. In order to consummate this transaction the Company must amend its Senior Credit Facilities. There can be no assurance that the Company will successfully obtain such financing. The acquisition, including the terms of the Convertible Subordinated Note, was reviewed and approved by a special committee of the Board of Directors consisting solely of the Company’s independent directors. The special committee obtained a fairness opinion from an independent third party appraiser as to the fairness from a financial point of view to the holders of the Class A common stock of the consideration to be paid by Spark Holdco, LLC in the transaction.
A copy of the Oasis Purchase Agreement has been filed as an exhibit to this Report on Form 10-Q.

Drivers of our Business

Customer Growth

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

Our customer count decreased by 8% in the first quarter of 2015 from the prior quarter due primarily to the continuing impact of high attrition in our Southern California gas market where we lost approximately 32,000 customers, or 14,000 RCE's. This high attrition during the first quarter of 2015 is the result of our aggressive collection efforts (primarily disconnection for non-payment) as we continue to reduce our exposure to customer bad debt expense in this market. We expect the heightened level of Southern California attrition to continue into the second quarter due to the lag time between the time we request a disconnection and the utility processing of such disconnect request.

Customer Acquisition Spending

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
Customer acquisition spending in the first quarter of 2015 was $5.6 million. New customer spending and additions during the quarter were split evenly between electric and natural gas. Electric customers were primarily added in the Northeast and Midwest, and natural gas customers were primarily added in Northern California and the Midwest.
Our Ability to Manage Customer Attrition

Customer attrition for the first quarter of 2015 was 8.5% (5.9% excluding attrition in Southern California). Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults. Our rate of attrition during 2015 remained high due to high early tenure attrition and disconnects for non-payment in the Southern California gas market as we continue our efforts to reduce our exposure in that market. Management expects that customer attrition will continue to be negatively impacted in the second quarter of 2015 by our efforts in Southern California.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2015 was approximately 5.8% of non-POR market retail revenues (3.6% of non-POR market retail revenues excluding Southern California). Southern California bad debt expense has remained high during the first quarter of 2015 as we continued to aggressively manage our credit risk in this market.

We recorded accounts receivable, net of allowance, for non-POR markets of $23.8 million for the three months ended March 31, 2015. As of March 31, 2015, we had recorded accounts receivable, net of allowance, of $0.2 million for Southern California.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. Colder than anticipated weather positively impacted our first quarter 2015 earnings. In addition, within our risk limits, we managed our hedge position to allow us to take advantage of decreasing spot market prices.

Asset Optimization

Our natural gas business includes opportunistic transactions in the natural gas wholesale marketplace in conjunction with our retail procurement and hedging activities. Asset optimization opportunities primarily arise during the winter heating season when demand for natural gas is the highest. As such, the majority of our asset optimization profits are made in the winter. Given the opportunistic nature of these activities we experience variability in our earnings from our asset optimization activities from year to year. As these activities are accounted for using mark to-market accounting, the timing of our revenue recognition often differs from the actual cash settlement.

During 2015, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013. Net asset optimization results were a gain of $1.9 million for the three months ended March 31, 2015, primarily due to arbitrage opportunities we captured during the first quarter offset by the portion of our legacy demand charges allocated to the quarter.

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

Financing. The total amounts outstanding under our Seventh Amended Credit Agreement as of December 31, 2013 and until the Offering included amounts used to fund equity distributions to our common control owner, which, subsequent to the Offering, we no longer make. Concurrently with the closing of the Offering, we entered into a new $70.0 million Senior Credit Facility, and the Seventh Amended Credit Agreement was terminated.
As such, historical borrowings under our Seventh Amended Credit Agreement may not provide an accurate indication of what we need to operate our natural gas and electricity business.

How We Evaluate Our Operations

	Three Months Ended March 31,
(in thousands)	2015	2014

Adjusted EBITDA	$10,184	$9,322
Retail Gross Margin	27,874	17,684

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$12,929	$6,508
Depreciation and amortization	4,278	2,959
Interest Expense	381	313
Income Tax Expense	561	32
EBITDA	18,149	9,812
Less:
Net, Gains (losses) on derivative instruments	(1,305)	5,460
Net, Cash settlements on derivative instruments	4,191	(10,197)
Customer acquisition costs	5,629	5,227
Plus:
Non-cash compensation expense	550	—
Adjusted EBITDA	$10,184	$9,322

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$19,246	$6,209
Amortization and write off of deferred financing costs	(50)	(113)
Allowance for doubtful accounts and bad debt expense	(2,947)	(565)
Interest expense	381	313
Income tax expense	561	32
Changes in operating working capital
Accounts receivable, prepaids, current assets	(4,783)	27,108
Inventory	(7,521)	(4,322)
Accounts payable and accrued liabilities	5,811	(18,335)
Other	(514)	(1,005)
Adjusted EBITDA	$10,184	$9,322

The following table presents a reconciliation of Retail Gross Margin to operating income for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation of Retail Gross Margin to Operating Income:
Operating Income	$13,736	$6,783
Depreciation and amortization	4,278	2,959
General and administrative	14,704	8,113
Less:
Net asset optimization revenue	1,929	1,624
Net, Gains (losses) on non-trading derivative instruments	(1,200)	11,448
Net, Cash settlements on non-trading derivative instruments	4,115	(12,901)
Retail Gross Margin	$27,874	$17,684

Combined and Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

(In Thousands)	Three Months Ended March 31,
	2015	2014	Change
Revenues:
Retail revenues	$99,874	$104,352	$(4,478)
Net asset optimization revenues	1,929	1,624	305
Total Revenues	101,803	105,976	(4,173)
Operating Expenses:
Retail cost of revenues	69,085	88,121	(19,036)
General and administrative	14,704	8,113	6,591
Depreciation and amortization	4,278	2,959	1,319
Total Operating Expenses	88,067	99,193	(11,126)
Operating income	13,736	6,783	6,953
Other (expense)/income:
Interest expense	(381)	(313)	(68)
Interest and other income	135	70	65
Total other expenses	(246)	(243)	(3)
Income before income tax expense	13,490	6,540	6,950
Income tax expense	561	32	529
Net income	$12,929	$6,508	$6,421
Adjusted EBITDA (1)	$10,184	$9,322	$862
Retail Gross Margin (1)	27,874	17,864	10,010
Customer Acquisition Costs	5,629	5,227	402
Customer Attrition	8.5%	4.1%	4.4%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended March 31, 2015 were approximately $101.8 million, a decrease of approximately $4.2 million, or 4%, from approximately $106.0 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in natural gas pricing, which resulted in a decrease of approximately $5.2 million as well as a decrease in customer volumes due to milder weather, which resulted in a decrease of $1.6 million. This decrease was offset by an increase of $2.3 million due to higher electricity pricing and a $0.3 million increase in our net asset optimization revenues.

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2015 was approximately $69.1 million, a decrease of approximately $19.0 million, or 22%, from approximately $88.1 million for the three months ended March 31, 2014. This decrease was primarily due to overall decreased pricing of our commodities, which resulted in a decrease of $13.3 million as well as lower customer sales volumes, which resulted in a decrease of total retail cost of revenues of $1.3 million. Prices in the first quarter of 2015 were lower because weather had returned to normal as compared to pricing in the first quarter of 2014, which was high due to the extreme weather conditions in the Northeast. Additionally, we had a decrease of $4.4 million due to a change in the value of our retail derivative portfolio used for hedging.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2015 was approximately $14.7 million, an increase of approximately $6.6 million, or 81%, as compared to $8.1 million for the three months ended March 31, 2014. This increase was primarily due to increased billing and other variable costs associated with increased customers, an increase in bad debt expense of approximately $2.4 million, and increased costs associated with being a public company.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2015 was approximately $4.3 million, an increase of approximately $1.3 million, or 43%, from approximately $3.0 million for the three months ended March 31, 2014. This increase was primarily due to the increased amortization expense associated with our increased customer acquisition cost.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2015 was approximately $5.6 million, an increase of approximately $0.4 million from approximately $5.2 million for the three months ended March 31, 2014.
Operating Segment Results

	Three Months Ended March 31,
	2015	2014
	(in thousands, except volume and per unit operating data)
Retail Natural Gas Segment
Total Revenues	$57,354	$62,528
Retail Cost of Revenues	33,466	50,622
Less: Net Asset Optimization Revenues	1,929	1,624
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	3,647	(308)
Retail Gross Margin—Gas	$18,312	$10,590
Volumes—Gas (MMBtu's)	6,564,045	6,593,580
Retail Gross Margin—Gas ($/MMBtu)	$2.79	$1.61
Retail Electricity Segment
Total Revenues	$44,449	$43,448
Retail Cost of Revenues	35,619	37,499
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(732)	(1,145)
Retail Gross Margin—Electricity	$9,562	$7,094
Volumes—Electricity (MWh's)	372,851	384,275
Retail Gross Margin—Electricity ($/MWh)	$25.65	$18.46

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2015 were approximately $57.4 million, a decrease of approximately $5.2 million, or 8%, from approximately $62.5 million for the three months ended March 31, 2014. This decrease was due to reduced natural gas pricing which resulted in a decrease in total revenues of $5.2 million. Additionally, the Retail Natural Gas Segment revenues decrease by $0.3 million due to lower customer sales volumes. These decreases were partially offset by an increase in revenues related to our asset optimization activities of $0.3 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2015 was approximately $33.5 million, a decrease of approximately $17.1 million, or 34%, from approximately $50.6 million for the three months ended March 31, 2014. This decrease was due to decreased supply costs, which resulted in a decrease of $12.9 million and lower customer sales volumes, which resulted in a decrease of $0.2 million. The decrease in cost of revenues for the Retail Natural Gas Segment was driven predominantly by changes in the underlying price of natural gas during the quarters ended March 31, 2015 and 2014. In the first quarter of 2014 prices were high due to the extreme weather experienced in the Northeast, while in the first quarter of 2015 prices returned to normal. During the first quarter of 2015 we were able to lower our overall cost of revenues through active management of our hedge portfolio, within risk limits, to take advantage of decreasing spot prices. Additionally, we had a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $4.0 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2015 was approximately $18.3 million, an increase of approximately $7.7 million, or 73%, from approximately $10.6 million for the three months ended March 31, 2014, as indicated in the table below (in millions).

Change in volumes sold	$—
Increase in unit margin per MMBtu	7.7
Increase in retail natural gas segment retail gross margin	$7.7
The volumes of natural gas sold decreased from 6,593,580 MMBtu during the three months March 31, 2014 to 6,564,045 MMBtu during the three months ended March 31, 2015 due to milder weather conditions in the first quarter of 2015 offset partially by increased customer count.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the three months ended March 31, 2015 were approximately $44.4 million, an increase of approximately $1.0 million, or 2%, from approximately $43.4 million for the three months ended March 31, 2014. This increase was primarily due to higher customer pricing resulting in an increase of $2.3 million, partially offset by a decrease in volumes resulting in a decrease of $1.3 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2015 was approximately $35.6 million, a decrease of approximately $1.9 million, or 5%, from approximately $37.5 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in volumes, which decreased cost of revenues by $1.1 million as well as decreased commodity prices, which resulted in a decrease in retail cost of revenues of $0.4 million. The decrease in cost of revenues for the Retail Electricity Segment was primarily due to changes in the underlying price of electricity from quarter to quarter. We experienced lower pricing in the first quarter of 2015, and we were able to lower our overall cost of revenues through active management of our hedge portfolio, within risk limits, to take advantage of decreasing spot prices. Additionally, there was a decrease of $0.4 million due to a change in the value of our retail derivative portfolio used for hedging.

Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2015 was approximately $9.6 million, an increase of approximately $2.5 million, or 35%, from approximately $7.1 million for the three months ended March 31, 2014, as indicated in the table below (in millions).

Decrease in volumes sold	$(0.2)
Increase in unit margin per MWh	2.7
Increase in retail electricity segment retail gross margin	$2.5
The volumes of electricity sold decreased from 384,275 MWh during the three months ended March 31, 2014 to 372,851 MWh during the three months ended March 31, 2015, primarily related to weather conditions experienced during the periods.
Liquidity and Capital Resources

Our liquidity requirements fluctuate with our customer acquisition costs, acquisitions, collateral posting requirements on our hedge portfolio, distributions, the effects of the timing between payments of payables and receipts of receivables, including bad debt receivables, and our general working capital needs for ongoing operations. Our credit facility borrowings are also subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy required natural gas inventory purchases and to meet customer demands during periods of peak usage. Moreover, estimating our liquidity requirements is highly dependent on then-current market conditions, including forward prices for natural gas and electricity, and market volatility.

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility (defined below). We believe that cash generated from these sources will be sufficient to sustain operations, to finance anticipated expansion plans and growth initiatives, and to pay required taxes and quarterly cash distributions for the foreseeable future. However, in the event our liquidity is insufficient, we may be required to limit our spending on future growth or other business opportunities or to rely on external financing sources, including additional commercial bank borrowings and the issuance of debt and additional equity securities, to fund our growth.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under our Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs for the foreseeable future.

The following table details our total liquidity as of the date presented:

(In thousands)	3/31/2015
Cash and cash equivalents	$5,179
Senior Credit Facility Availability (1)	37,500
Total Liquidity	$42,679
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Credit Facility.”

Capital expenditures for the first three months of 2015 included approximately $5.6 million on customer acquisitions and $0.4 million related to information systems improvements.
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

In March 2015, we paid our fourth quarter 2014 dividend on our Class A common stock of $0.3625 per share, or approximately $1.45 per share or $4.4 million on an annualized basis. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. In order to pay these dividends to holders of our Class A common stock and corresponding distributions to holders of our Class B common stock, we expect that Spark HoldCo will be required to distribute approximately $19.9 million on an annualized basis to holders of Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities. On April 22, 2015, our Board of Directors declared a quarterly dividend for the first quarter of 2015 to holders of the Class A common stock on June 1, 2015. This dividend will be paid on June 15, 2015.

In addition, we expect to make payments pursuant to the Tax Receivable Agreement that we have entered into with NuDevco Retail Holdings, NuDevco Retail and Spark HoldCo in connection with the Offering. Except in cases where we elect to terminate the Tax Receivable Agreement early (the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control) or we have available cash but fail to make payments when due, generally we may elect to defer payments due under the Tax Receivable Agreement for up to five years if we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreement or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. If we were to defer substantial payment obligations under the Tax Receivable Agreement on an ongoing basis, the accrual of those obligations would reduce the availability of cash for other purposes, but we would not be prohibited from paying dividends on our Class A common stock. See “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2014 for risks related to the Tax Receivable Agreement.

Cash Flows
Our cash flows were as follows for the respective periods (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$19.2	$6.2	$13.0
Net cash used in investing activities	$(0.4)	$(0.8)	$0.4
Net cash used in financing activities	$(18.0)	$(7.9)	$(10.1)
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2015 increased by $13.0 million compared to the three months ended March 31, 2014. The increase was primarily due to an increase in working capital from increased retail gross margin in 2015, which was not impacted by the high cost of supply in the first quarter of 2014 as a result of the extreme weather conditions in the Northeast during that period.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $0.4 million for the three months ended March 31, 2015, which was due to decreased capital expenditures on capitalized software in 2015.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $10.1 million for the three months ended March 31, 2015 due primarily to a $19.5 million decrease in our net borrowings under our credit facilities, which was lower in the first quarter of 2015 due to winter cash receipts being immediately used to pay down our facility. These winter cash receipts also funded a $5.0 million distribution and dividend paid in March 2015. These decreases in cash used in financing activities were offset by a $14.4 million decrease in net member contributions.

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
We borrowed approximately $10.0 million under the new Senior Credit Facility at the closing of the Offering to repay in full the outstanding indebtedness under our previous credit facility that SEG and SE had agreed to be responsible for pursuant to the interborrower agreement. The remainder of indebtedness outstanding under our previous credit facility was paid off by our affiliate with its own funds in connection with the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, our previous credit facility was terminated. We had $20.0 million outstanding on the Senior Credit Facility at March 31, 2015 and had approximately $12.5 million in letters of credit issued as of March 31, 2015.
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
Off-Balance Sheet Arrangements
As of March 31, 2015 we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions see Note 11 “Transactions with Affiliates” in the unaudited condensed combined and consolidated financial statements.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies and estimates since the date of our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the standard on its ongoing financial reporting.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of March 31, 2015, we did not have material outstanding lawsuits, administrative proceedings or investigations.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain on non-trading derivative instruments net of cash settlements was $2.9 million for the three months ended March 31, 2015. As this future supply has been sold to customers at fixed prices, changes in the value of the hedge portfolio should have no impact on future margin. Additionally, the decline in hedged volumes led to a cash collateral posting to our FCM, Futures Commission Merchant, of $5.3 million as of March 31, 2015 compared to $7.4 million as of December 31, 2014.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2015, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 62,217 MMBtu. An increase in 10% in the market prices (NYMEX) from their March 31, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their March 31, 2015 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million.  As of March 31, 2015, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 104,647 MWhs. An increase in 10% in the forward market prices from their March 31, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.5 million. Likewise, a decrease in 10% in the forward market prices from their March 31, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.5 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2015, our Gas Trading Fixed Price Open Position was a delta short position of 259,566 MMBtu, which included only purchased put options with no price risk above the premiums paid of $0.1 million. As such, a 10% increase or a 10% decrease in market prices would not result in a material change in the fair market value of our non-trading energy derivatives.
Credit Risk

In many of the utility service territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 48.9% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies as of March 31, 2015, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.25% of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.
In non-POR markets, we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ending March 31, 2015 was approximately 6.0% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of our Business” for an analysis of our bad debt expense related to non-POR markets during the first quarter of 2015.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2015, approximately 76% of our total exposure of $7.1 million was either with an investment grade customer or otherwise secured with collateral.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2015 we were co-borrowers under a $70 million variable rate Senior Credit Facility under which $20.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2015, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $200,000. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015 at the reasonable assurance level due to a material weakness in our internal control over financial reporting. In connection with the preparation of our restated financial statements for the quarter ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, was that we did not have adequate policies and procedures in place to ensure that estimated retail revenues, cost of revenues and related imbalances for the three months ended March 31, 2014 were based on complete and accurate data and assumptions on a timely basis.

With the oversight of senior management, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures to more precisely estimate and validate our recorded estimated retail revenues, retail cost of revenues and related imbalances in accordance with U.S. GAAP and on a timeline that ensures we can prepare our financial statements on a timely basis in compliance with reporting timelines under the Exchange Act; however, there is no guarantee that these controls will be effective. We also believe that we will need to expand our accounting resources, including the size and expertise of our internal accounting team, to effectively execute a quarterly close process on an appropriate time frame for a public company.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings in the ordinary course of business. We do not believe the results of these proceedings, individually or in the aggregate, will have a materially adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under “Risk Factors“ in our 2014 Annual Report on Form 10-K. There has been no material change in our risk factors from those described in the 2014 Annual Report on Form 10-K. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1†	Employment Agreement between Spark Energy, Inc. and Nathan Kroeker, dated April 15, 2015	8-K	10.1	4/20/2015	001-36559

10.2†	Employment Agreement between Spark Energy, Inc. and Allison Wall, dated April 15, 2015	8-K	10.2	4/20/2015	001-36559

10.3†	Employment Agreement between Spark Energy, Inc. and Georganne Hodges, dated April 15, 2015	8-K	10.3	4/20/2015	001-36559

10.4†	Employment Agreement between Spark Energy, Inc. and Gil Melman, dated April 15, 2015	8-K	10.4	4/20/2015	001-36559

10.5*	Membership Interest Purchase Agreement between Spark HoldCo, LLC and RetailCo Acquisition Co, LLC dated May 12, 2015

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement or managerial contract

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
REP. A retail electricity provider.

RCE. A residential customer equivalent, refers to a natural gas customer with a standard consumption of 100 MMBtu's per year or an electricity customer with a standard consumption of 10 MWh's per year.
RTO. A regional transmission organization. A RTO is a third party entity that manages transmission infrastructure in a particular region.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

May 14, 2015	/s/ Georganne Hodges
Georganne Hodges
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1†	Employment Agreement between Spark Energy, Inc. and Nathan Kroeker, dated April 15, 2015	8-K	10.1	4/20/2015	001-36559

10.2†	Employment Agreement between Spark Energy, Inc. and Allison Wall, dated April 15, 2015	8-K	10.2	4/20/2015	001-36559

10.3†	Employment Agreement between Spark Energy, Inc. and Georganne Hodges, dated April 15, 2015	8-K	10.3	4/20/2015	001-36559

10.4†	Employment Agreement between Spark Energy, Inc. and Gil Melman, dated April 15, 2015	8-K	10.4	4/20/2015	001-36559

10.5*	Membership Interest Purchase Agreement between Spark HoldCo, LLC and RetailCo Acquisition Co, LLC dated May 12, 2015

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement or managerial contract