Form 10-Q
period 2015-06-30
Spark Energy, Inc.
filed 2015-08-13
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes ☐    No ☒

There were 3,097,193 shares of Class A common stock and 10,750,000 shares of Class B common stock outstanding as of August 11, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 (unaudited)	2

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 AND THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (unaudited)	3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)	4

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (unaudited)	5

NOTES TO THE CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 4. CONTROLS AND PROCEDURES	53
PART II. OTHER INFORMATION	54
ITEM 1. LEGAL PROCEEDINGS	54
ITEM 1A. RISK FACTORS	54
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	54
ITEM 4. MINE SAFETY DISCLOSURES	54
ITEM 5. OTHER INFORMATION	54
ITEM 6. EXHIBITS	55
APPENDIX A	57
SIGNATURES	58
EXHIBIT INDEX	59

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(in thousands)
(unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$4,237	$4,359
Restricted cash	—	707
Accounts receivable, net of allowance for doubtful accounts of $4.1 million and $8.0 million as of June 30, 2015 and December 31, 2014, respectively	40,011	63,797
Accounts receivable—affiliates	534	1,231
Inventory	2,945	8,032
Fair value of derivative assets	924	216
Customer acquisition costs, net	14,514	12,369
Intangible assets - customer acquisitions, net	1,421	486
Prepaid assets	789	1,236
Prepaid assets—affiliates	173	—
Deposits	5,335	10,569
Other current assets	2,615	2,987
Total current assets	73,498	105,989
Property and equipment, net	4,448	4,221
Customer acquisition costs	4,450	2,976
Intangible assets - customer acquisitions	2,292	1,015
Deferred tax assets	23,770	24,047
Other assets	82	149
Total Assets	$108,540	$138,397
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,504	$38,210
Accounts payable—affiliates	789	1,017
Accrued liabilities	7,032	7,195
Fair value of derivative liabilities	8,825	11,526
Note payable	9,000	33,000
Other current liabilities	673	1,868
Total current liabilities	52,823	92,816
Long-term liabilities:
Fair value of derivative liabilities	531	478
Payable pursuant to tax receivable agreement—affiliates	20,767	20,767
Other long-term liabilities	1,553	219
Total liabilities	75,674	114,280
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,097,193 issued and outstanding at June 30, 2015 and 3,000,000 issued and outstanding at December 31, 2014	31	30
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,750,000 issued and outstanding at June 30, 2015 and 10,750,000 issued and outstanding at December 31, 2014	108	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	10,494	9,296
Retained earnings (deficit)	132	(775)
Total stockholders' equity	10,765	8,659
Non-controlling interest in Spark HoldCo, LLC	22,101	15,458
Total equity	32,866	24,117
Total Liabilities and Stockholders' Equity	$108,540	$138,397

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Retail revenues (including retail revenues—affiliates of $0 and $681 for the three months ended June 30, 2015 and 2014, respectively and retail revenues—affiliates of $0 and $2,170 for the six months ended June 30, 2015 and 2014, respectively)	$65,500	$65,743	$165,375	$170,095
Net asset optimization (expenses) revenues (including asset optimization revenues—affiliates of $176 and $4,634 for the three months ended June 30, 2015 and 2014, respectively, and asset optimization revenues—affiliates cost of revenues of $3,114 and $10,654 for the three months ended June 30, 2015 and 2014, respectively and asset optimization revenues—affiliates of $665 and $7,134 for the six months ended June 30, 2015 and 2014, respectively, and asset optimization revenues—affiliates cost of revenues of $6,207 and $18,554 for the six months ended June 30, 2015 and 2014, respectively)	(67)	197	1,862	1,821
Total Revenues	65,433	65,940	167,237	171,916
Operating Expenses:
Retail cost of revenues (including retail cost of revenues—affiliates of less than $0.1 million for both the three months and six months ended June 30, 2015 and 2014)	42,120	52,387	111,207	140,508
General and administrative (including general and administrative expense—affiliates of $0 and $6 for the three months ended June 30, 2015 and 2014, respectively and general and administrative expense—affiliates of $0 and $12 million for the six months ended June 30, 2015 and 2014, respectively)	12,978	9,747	27,683	17,860
Depreciation and amortization	5,231	3,252	9,508	6,211
Total Operating Expenses	60,329	65,386	148,398	164,579
Operating income	5,104	554	18,839	7,337
Other (expense)/income:
Interest expense	(207)	(222)	(588)	(535)
Interest and other income	187	1	322	71
Total other expenses	(20)	(221)	(266)	(464)
Income before income tax expense	5,084	333	18,573	6,873
Income tax expense	459	132	1,019	164
Net income	$4,625	$201	$17,554	$6,709
Less: Net income attributable to non-controlling interests	3,917	—	14,437	—
Net income attributable to Spark Energy, Inc. stockholders	$708	$201	$3,117	$6,709

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.23		$1.03
Diluted	$0.23		$0.83

Weighted average shares of Class A common stock outstanding
Basic	3,062		3,031
Diluted	3,062		13,781

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders Equity	Non-controlling Interest	Total Equity
Balance at 12/31/14:	3,000	10,750	—	$30	$108	$9,296	$(775)	$8,659	$15,458	$24,117
Stock based compensation	—	—	—	—	—	716	—	716	—	716
Restricted stock unit vesting	97	—	—	1	—	353	—	354	—	354
Contribution from NuDevco	—	—	—	—	—	129	—	129	—	129
Consolidated net income	—	—	—	—	—	—	3,117	3,117	14,437	17,554
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	(7,794)	(7,794)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	(2,210)	(2,210)	—	(2,210)
Balance at 6/30/15:	3,097	10,750	—	$31	$108	$10,494	$132	$10,765	$22,101	$32,866
The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,554	$6,709
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	9,508	6,211
Deferred income taxes	277	—
Stock based compensation	1,159	—
Amortization of deferred financing costs	101	225
Bad debt expense	4,179	2,027
Gain (loss) on derivatives, net	5,360	(1,440)
Current period cash settlements on derivatives, net	(8,547)	10,256
Changes in assets and liabilities:
Decrease in restricted cash	707	—
Decrease in accounts receivable	19,608	12,266
Decrease in accounts receivable—affiliates	698	6,754
Decrease in inventory	5,087	311
Increase in customer acquisition costs	(11,809)	(11,668)
Decrease (increase) in prepaid and other current assets	5,610	(5,250)
Increase in intangible assets - customer acquisitions	(2,720)	—
Decrease in other assets	65	58
Decrease in accounts payable and accrued liabilities	(12,087)	(3,895)
Increase (decrease) in accounts payable—affiliates	(228)	261
Increase (decrease) in other current liabilities	(1,195)	2,833
Increase in other non-current liabilities	1,553	—
Net cash provided by operating activities	34,880	25,658
Cash flows from investing activities:
Purchases of property and equipment	(857)	(1,404)
Net cash used in investing activities	(857)	(1,404)
Cash flows from financing activities:
Borrowings on notes payable	6,000	48,550
Payments on notes payable	(30,000)	(35,000)
Member contributions (distributions), net	—	(43,506)
Contributions from NuDevco	129	—
Restricted stock vesting	(270)	—
Payment of dividends to Class A common shareholders	(2,210)	—
Payment of distributions to Class B unitholders	(7,794)	—
Net cash used in financing activities	(34,145)	(29,956)
Decreases in cash and cash equivalents	(122)	(5,702)
Cash and cash equivalents—beginning of period	4,359	7,189
Cash and cash equivalents—end of period	$4,237	$1,487
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Property and equipment purchase accrual	$179	$—
Cash paid during the period for:
Interest	$598	$395
Taxes	$150	$150
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

The Spark HoldCo Limited Liability Company Agreement provides that anytime the Company issues a new share of Class A or Class B common stock (except for issuances of Class A common stock upon an exchange of Class B common stock), Spark HoldCo will concurrently issue a limited liability company unit either to the holder of the Class B common stock or to the Company in the case of the issuance of shares of Class A common stock.  As a result, the number of Spark HoldCo units held by the Company always equals the number of shares of Class A common stock outstanding.

At the consummation of the Offering, the Company's outstanding common stock is summarized in the table below:

	Shares of
	common stock
	Number	Percent Voting Interest
Publicly held Class A common stock	3,000,000	21.82%
Class B common stock held by NuDevco	10,750,000	78.18%
Total	13,750,000	100.00%

Credit Facility
Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured credit facility, which was amended and restated on July 8, 2015. See Note 4 “Long-Term Debt” for further discussion.
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
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed combined and consolidated financial statements. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the full year or for any interim period.
The accompanying interim unaudited condensed combined and consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin (“SAB”) Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity on a stand-alone basis and are derived from SE’s and SEG’s historical basis in the assets and liabilities before the Offering and Spark Energy Inc.'s financial results after the Offering, and include all revenues, costs, assets and liabilities attributable to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG for the periods prior to the Offering that are specifically identifiable or have been allocated to the Company. Management has made certain assumptions and estimates in order to allocate a reasonable share of expenses to the Company, such that the Company’s consolidated financial statements reflect substantially all of its costs of doing business. The Company also enters into transactions with and pays certain costs on behalf of affiliates under common control in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company direct bills certain expenses incurred on behalf of affiliates or allocates certain overhead expenses to affiliates associated with general and administrative services based on services provided, departmental usage, or headcount, which are considered reasonable by management. The allocations and related estimates and assumptions are described more fully in Note 11 “Transactions with Affiliates.” These costs are not necessarily indicative of the cost that the Company would have incurred had it operated as an independent stand-alone entity prior to the Offering. Affiliates have also relied upon Spark Energy Ventures as a participant in the credit facility for periods prior to the Offering as described more fully in Note 4 “Long-Term Debt”. As such, the Company’s interim unaudited condensed combined and consolidated financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had the Company operated as an independent stand-alone company prior to the Offering. As a result, historical financial information prior to the Offering is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future. The Company's unaudited condensed consolidated financial statements subsequent to the Offering are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt ASU 2015-03 on January 1, 2016 and reclassify any unamortized debt issuance costs as a direct deduction from the carrying amount of those associated debt liabilities at that time.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 amends existing guidance to require subsequent measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 will have a material effect on the combined or consolidated financial statements.

3. Property and Equipment
Property and equipment consist of the following amounts as of:

	Estimated useful lives	June 30, 2015	December 31, 2014
	(years)	(In thousands)
Information technology	2 – 5	$26,616	$25,588
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,007	998
Total		32,191	31,154
Accumulated depreciation		(27,743)	(26,933)
Property and equipment—net		$4,448	$4,221
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30, 2015 and December 31, 2014, information technology includes $0.5 million and $0.4 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed combined and consolidated statements of operations was $0.4 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively and $0.8 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.
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
The working capital facility was available for use by Spark Energy Ventures and its affiliates to finance the working capital requirements related to the purchase and sale of natural gas, electricity, and other commodity products not related to the retail natural gas and asset optimization and retail electricity businesses of the Company. The Company’s condensed combined and consolidated financial statements included the total amounts outstanding under the working capital facility of $27.5 million as December 31, 2013, which was classified as current in the condensed combined balance sheet as the working capital facility was drawn upon and repaid on a monthly basis to fund working capital needs. Portions of the borrowings were used to fund equity distributions to the sole member of the Company to fund unrelated operations of an affiliate under the common control of the sole member prior to the Offering. The total amounts outstanding under the facility as of December 31, 2013 and through the Offering date included $29.0 million that was retained and paid off by an affiliate in connection with the Offering.
Further, through the issuance of letters of credit, the Company was able to secure payment to suppliers. No obligation is recorded for such outstanding letters of credit unless they are drawn upon by the suppliers and in the event a supplier draws on a letter of credit, repayment is due by the earlier of demand by the bank or at the expiration of the applicable Credit Agreement.
Under the working capital facility, the Company paid a fee with respect to each letter of credit issued and outstanding. The Company incurred fees on letters of credit issued and outstanding totaling less than $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
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
Under the Seventh Amended Credit Agreement, the Company was able to elect to have loans under the working capital facility bear interest (i) at a Eurodollar-based rate plus a margin ranging from 3.00% to 3.25%, depending on the Spark Energy Ventures’ aggregate amount outstanding then in effect, (ii) at a base rate loan plus a margin ranging from 2.00% to 2.25%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect or (iii) a cost of funds rate loan plus a margin ranging from 2.50% to 2.75%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect. Each working capital loan made as a result of a drawing under a letter of credit bears interest on the outstanding principal amount thereof from the date funded at a floating rate per annum equal to the cost of funds rate plus the applicable margin until such loan has been outstanding for more than two business days and, thereafter, bears interest on the outstanding principal amount thereof at a floating rate per annum equal to the base rate plus the applicable margin, plus 2.00% per annum. The Company incurred interest expense related to our revolving credit facilities of $0.1 million and less than $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and less than $0.1 million for the six months ended June 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
The Company also paid a commitment fee equal to 0.50% per annum. The Company incurred commitment fees totaling less than $0.1 million for each of the three and six months ended June 30, 2015 and 2014, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
Deferred Financing Costs
Deferred financing costs were $0.2 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively. Of these amounts, $0.2 million is recorded in other current assets in the condensed combined and consolidated balance sheets as of June 30, 2015 and December 31, 2014, and $0.1 million is recorded in other assets in the condensed combined and consolidated balance sheet as of December 31, 2014, based on the terms of the working capital facilities.
Amortization of deferred financing costs was less than $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.
NuDevco Note
NuDevco Retail Holdings transferred Spark HoldCo units to the Company for the $50,000 NuDevco Note, and the limited liability company agreement of Spark HoldCo was amended and restated to admit Spark Energy, Inc. as its sole managing member. This promissory note was repaid in connection with proceeds from the Offering.
Senior Credit Facility Executed at the Offering

Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured revolving credit facility (“Senior Credit Facility”), which was set to mature on August 1, 2016. If no event of default has occurred, the Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the Senior Credit Facility up to $120.0 million. The Company borrowed approximately $10.0 million under the Senior Credit Facility at the closing of the Offering to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remaining $29.0 million of indebtedness outstanding under the Seventh Amended Credit Agreement at the Offering date was paid down by our affiliate with its own funds concurrent with the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated. The Company had $15 million in letters of credit issued under the Senior Credit Facility at inception. As of June 30, 2015, the Company had $9.0 million outstanding under the Senior Credit Facility and $10.8 million in letters of credit issued. The Senior Credit Facility is available to fund expansions, acquisitions and working capital requirements for operations and general corporate purposes.

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

Each working capital loan made as a result of a drawing under a letter of credit or a reducing letter of credit borrowing bears interest on the outstanding principal amount thereof from the date funded at a floating rate per annum equal to the base rate plus the applicable margin until such loan has been outstanding for more than two business days and, thereafter, bears interest on the outstanding principal amount thereof at a floating rate per annum equal to the base rate plus the applicable margin, plus 2.00% per annum. Additionally, the Company is charged a letter of credit fee for letters of credit outstanding. Our fee is from 2.00% to 2.50% per annum, depending on the overall utilization of the working capital facility and what type of transaction it supports.

We pay an annual commitment fee of 0.375% or 0.5% on the unused portion of the Senior Credit Facility depending upon the unused capacity. The lending syndicate under the Senior Credit Facility is entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit. Commitment fees were less than $0.1 million for both the three and six months ended June 30, 2015 and 2014.

The Company incurred total interest expense related to prior and current credit facilities of $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

On July 8, 2015 the Company as guarantor and Spark HoldCo and its subsidiaries as co-borrrowers entered into an amendment and restatement of the Senior Credit Facility to facilitate the acquisitions of Oasis and CenStar. See Note 14 “Subsequent Events” for further discussion.
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
Derivative Instruments
The following table presents assets and liabilities measured and recorded at fair value in the Company’s condensed combined and consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy as of (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Non-trading commodity derivative assets	$—	$892	$—	$892
Trading commodity derivative assets	—	32	—	32
Total commodity derivative assets	$—	$924	$—	$924
Non-trading commodity derivative liabilities	$(2,285)	$(6,943)	$—	$(9,228)
Trading commodity derivative liabilities	(100)	(28)	—	(128)
Total commodity derivative liabilities	$(2,385)	$(6,971)	$—	$(9,356)

	Level 1	Level 2	Level 3	Total
December 31, 2014
Non-trading commodity derivative assets	$—	$80	$—	$80
Trading commodity derivative assets	—	136	—	136
Total commodity derivative assets	$—	$216	$—	$216
Non-trading commodity derivative liabilities	$(6,810)	$(5,017)	$—	$(11,827)
Trading commodity derivative liabilities	(32)	(145)	—	(177)
Total commodity derivative liabilities	$(6,842)	$(5,162)	$—	$(12,004)
The Company had no financial instruments measured using level 3 at June 30, 2015 and December 31, 2014. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2015 and the year ended December 31, 2014.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of June 30, 2015 and December 31, 2014, the credit risk valuation adjustment was not material.
6. Accounting for Derivative Instruments
The Company is exposed to the impact of market fluctuations in the price of electricity and natural gas and basis costs, storage and ancillary capacity charges from independent system operators. The Company uses derivative instruments to manage exposure to these risks, and historically designated certain derivative instruments as cash flow hedges for accounting purposes. For derivatives designated in a qualifying cash flow hedging relationship, the effective portion of the change in fair value is recognized in accumulated other comprehensive income (“OCI”) and reclassified to earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in earnings. As of June 30, 2015 and 2014, the Company had not designated any derivative instruments as cash flow hedges.
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
Derivative assets and liabilities are presented net in the Company’s condensed combined and consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2015 and December 31, 2014, the Company had paid $0.2 million and zero in collateral, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of:
Non-trading

Commodity	Notional	June 30, 2015	December 31, 2014
Natural Gas	MMBtu	6,677	9,690
Natural Gas Basis	MMBtu	1,303	2,710
Electricity	MWh	789	607
Trading

Commodity	Notional	June 30, 2015	December 31, 2014
Natural Gas	MMBtu	627	(155)
Natural Gas Basis	MMBtu	(78)	(56)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015	2014
Loss on non-trading derivatives, net (including loss on non-trading derivatives—affiliates, net of $0 and $157 for the three months ended June 30, 2015 and 2014, respectively)	$(4,041)	$(4,438)
Gain (loss) on trading derivatives, net (including loss on trading derivatives—affiliates, net of $0 and $866 for the three months ended June 30, 2015 and 2014, respectively)	(14)	419
Loss on derivatives, net	(4,055)	(4,019)
Current period settlements on non-trading derivatives	4,328	(97)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0 and $866 for the three months ended June 30, 2015 and 2014, respectively)	29	38
Total current period settlements on derivatives	$4,357	$(59)

	Six Months Ended June 30,
	2015	2014
Gain (loss) on non-trading derivatives, net	$(5,241)	$7,010
Loss on trading derivatives, net (including loss on trading derivatives—affiliates, net of $0 and $1,792 for the six months ended June 30, 2015 and 2014, respectively)	(119)	(5,570)
Gain (loss) on derivatives, net	(5,360)	1,440
Current period settlements on non-trading derivatives	8,442	(12,998)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0 and $1,693 for the six months ended June 30, 2015 and 2014, respectively)	105	2,742
Total current period settlements on derivatives	$8,547	$(10,256)
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	June 30, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$2,370	$(1,478)	$892	$—	$892
Trading commodity derivatives	106	(74)	32	—	32
Total Current Derivative Assets	2,476	(1,552)	924	—	924
Non-trading commodity derivatives	400	(400)	—	—	—
Total Non-current Derivative Assets	400	(400)	—	—	—
Total Derivative Assets	$2,876	$(1,952)	$924	$—	$924

	June 30, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(10,385)	$1,478	$(8,907)	$210	$(8,697)
Trading commodity derivatives	(202)	74	(128)	—	(128)
Total Current Derivative Liabilities	(10,587)	1,552	(9,035)	210	(8,825)
Non-trading commodity derivatives	(931)	400	(531)	—	(531)
Total Non-current Derivative Liabilities	(931)	400	(531)	—	(531)
Total Derivative Liabilities	$(11,518)	$1,952	$(9,566)	$210	$(9,356)

	December 31, 2014
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,642	$(3,562)	$80	$—	$80
Trading commodity derivatives	234	(98)	136	—	136
Total Current Derivative Assets	3,876	(3,660)	216	—	216
Non-trading commodity derivatives	313	(313)	—	—	—
Total Non-current Derivative Assets	313	(313)	—	—	—
Total Derivative Assets	$4,189	$(3,973)	$216	$—	$216

	December 31, 2014
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(14,911)	$3,562	$(11,349)	$—	$(11,349)
Trading commodity derivatives	(275)	98	(177)	—	(177)
Total Current Derivative Liabilities	(15,186)	3,660	(11,526)	—	(11,526)
Non-trading commodity derivatives	(791)	313	(478)	—	(478)
Total Non-current Derivative Liabilities	(791)	313	(478)	—	(478)
Total Derivative Liabilities	$(15,977)	$3,973	$(12,004)	$—	$(12,004)
7. Equity

Class A Common Stock

The Company has a total of 3,097,193 shares of its Class A common stock outstanding at June 30, 2015. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company has a total of 10,750,000 shares of its Class B common stock outstanding at June 30, 2015. Each share of Class B common stock, all of which is held by NuDevco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock of which there are no issued and outstanding shares at June 30, 2015.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to shareholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company's outstanding unvested restricted stock units and (2) using the if-converted method to determine the potential dilutive effect of the

Company's Class B common stock. For the three and six months ended June 30, 2015, the Company's unvested restricted stock units were not recognized in dilutive earnings per share as they would have been antidilutive. For the three months ended June 30, 2015, the Class B common stock conversion to Class A common stock was not recognized in dilutive earnings per share as the effect of the conversion would be antidilutive.

The following table presents the computation of earnings per share for the three month and six month periods ended June 30, 2015 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net income attributable to shareholders of Class A common stock	$708	$3,117
Basic weighted average Class A common shares outstanding	3,062	3,031
Basic EPS attributable to shareholders	$0.23	$1.03

Net income attributable to shareholders of Class A common stock	$708	$3,117
Effect of conversion of Class B common stock to shares of Class A common stock	—	8,309
Diluted net income attributable to shareholders of Class A common stock	708	11,426
Basic weighted average Class A common shares outstanding	3,062	3,031
Effect of dilutive Class B common stock	—	10,750
Effect of dilutive restricted stock units	—	—
Diluted weighted average shares outstanding	3,062	13,781

Diluted EPS attributable to shareholders	$0.23	$0.83

Non-controlling Interest

From the Offering to May 4, 2015, the Company owned a 21.82% economic interest in Spark HoldCo, and NuDevco owned a 78.18% economic interest in Spark HoldCo. At June 30, 2015, the Company owns a 22.37% economic interest in Spark HoldCo, and is the sole managing member in Spark HoldCo, and NuDevco owns a 77.63% economic interest in Spark HoldCo. As a result, the Company has consolidated the financial position and results of operations of Spark HoldCo and reflected the economic interest owned by NuDevco as a non-controlling interest.
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

On August 1, 2014, the Company granted restricted stock units to our employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over a nine month period for non-employee directors and ratably over approximately three or four years for officers, employees, and employees of affiliates, depending on years of service at the grant date, with the initial vesting date occurring on May 4, 2015 and each subsequent vesting date occurring each May 4 thereafter. On May 18, 2015, the Company granted restricted stock units to certain employees and non-employee directors. These restricted stock unit awards vest ratably over one to four years, respectively, with the first vesting occurring on May 18, 2016 and each subsequent vesting date occurring each May 18 thereafter. Each restricted stock unit is entitled to receive a dividend equivalent when dividends are declared and distributed to shareholders of Class A common stock. These dividend equivalents entitle the holder to additional restricted stock units effective as of the record date of such dividends and vested upon the same schedule as the underlying restricted stock unit. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company measures the cost of awards classified as equity awards based on the grant date fair value of the award and the Company measures the cost of awards classified as liability awards at the fair value of the award at each reporting period. The Company has utilized an estimated 6% annual forfeiture rate of restricted stock units in determining the fair value for all awards excluding those issued to executive level recipients and non-employee directors, for which no forfeitures are estimated to occur. The Company has elected to recognize related compensation expense on a straight-line basis over the associated vesting periods. Although the restricted stock units allow for cash settlement of the awards at the sole discretion of management of the Company, management intends to settle the awards by issuing shares of the Company’s Class A common stock.

On May 4, 2015, 118,629 restricted stock units vested, with 97,193 shares of common stock distributed to the holders of these units and with 21,436 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units was based on the Company’s Class A common stock price as of the grant date, and the Company recognized stock based compensation expense of $0.4 million for the three months ended June 30, 2015 and $0.7 million for the six months ended June 30, 2015 in general and administrative expense and a corresponding increase to additional paid in capital. No compensation expense was recorded for the same periods in 2014 as there were no LTIP awards outstanding.

The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	256,884	$17.93
Granted	84,000	13.42
Dividend reinvestment issuances	13,455	14.28
Vested	(69,312)	17.84
Forfeited	(11,167)	17.20
Unvested at June 30, 2015	273,860	$16.42

As of June 30, 2015, there was $4.5 million of total unrecognized compensation cost related to the Company's equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards in accordance with ASC 718 as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units was based on the Company’s Class A common stock price as of the reported period ending date and the Company recognized stock based compensation expense of $0.2 million for the three months ended June 30, 2015 and $0.5 million for the six months ended June 30, 2015 in general and administrative expense and a corresponding increase to liabilities. As of June 30, 2015, the Company's liabilities related to these restricted stock units were recorded in other current liabilities and other non-current liabilities of $0.2 million and zero, respectively. No compensation expense was recorded for the same periods in 2014 as there were no LTIP awards outstanding.

The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2014	124,093	$14.09
Granted	16,200	15.76
Dividend reinvestment issuances	5,535	15.76
Vested	(49,317)	12.64
Forfeited	—	—
Unvested at June 30, 2015	96,511	$15.76

As of June 30, 2015, there was $1.5 million of total unrecognized compensation cost related to the Company's liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

As of June 30, 2015, the Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco on the Offering date. In addition, as of June 30, 2015, the Company had a long-term liability of $20.8 million for the effect of the Tax Receivable Agreement liability (See Note 11 “Transactions with Affiliates” for further discussion) and a corresponding long-term deferred tax asset of approximately $7.8 million.

The effective U.S. federal and state income tax rate for the six months ended June 30, 2015 is 5.3% with respect to pre-tax income attributable to the Company's stockholders. Total income tax expense for the six months ended June 30, 2015 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to noncontrolling interest.
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
Accounts Receivable and Payable-Affiliates
The Company recorded current accounts receivable-affiliates of $0.5 million and $1.2 million as of June 30, 2015 and December 31, 2014, respectively, and current accounts payable-affiliates of $0.8 million and $1.0 million as of June 30, 2015 and December 31, 2014, respectively for certain direct billings and cost allocations for services the Company provided to affiliates and sales or purchases of natural gas and electricity with affiliates.
Prepaid Assets-Affiliates

Prior to April 2015, the Company incurred and subsequently billed or allocated costs of certain employee benefit costs of behalf of affiliates commonly controlled by NuDevco. In April 2015, the Company began prepaying NuDevco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets-affiliates of $0.2 million as of June 30, 2015.
Revenues and Cost of Revenues-Affiliates
Beginning on August 1, 2013, the Company and another affiliate entered into an agreement whereby the Company purchased natural gas from the affiliate at the tailgate of the Marlin plant. Cost of revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three months ended June 30, 2015 and 2014 related to this agreement were $3.1 million and $9.8 million, respectively. Cost of revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the six months ended June 30, 2015 and 2014 related to this agreement were $6.2 million and $17.9 million, respectively.
The Company also purchased natural gas at a nearby third party plant inlet which was then sold to the affiliate. Revenues-affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three and six months ended June 30, 2014 related to these sales were $4.6 million and $7.1 million, respectively. There were no such revenues in 2015.
Additionally, the Company entered into a natural gas transportation agreement with Marlin, at Marlin’s pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Company’s results are cost of revenues-affiliates, recorded in retail cost of revenues in the condensed combined and consolidated statements of operations related to this activity, which was less than $0.1 million for both the three and six months ended June 30, 2015 and 2014, respectively.
Prior to the Offering, the Company also purchased electricity for an affiliate and sold the electricity to the affiliate at the same market price that the Company paid to purchase the electricity. There were no sales of electricity to the affiliate for the three months and six months ended June 30, 2015. There was $0.7 million in sales of electricity to the affiliate for the three months ended June 30, 2014 and $2.2 million for the six months ended June 30, 2014, which is recorded in retail revenues-affiliate in the condensed combined and consolidated statements of operations.
Also included in the Company’s results are cost of revenues-affiliates related to derivative instruments, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations. There was no cost of revenues-affiliates related to derivative instruments for the three and six months ended June 30, 2015. There was a loss of $0.9 million and $0.7 million for the three and six months ended June 30, 2014, respectively.
Cost allocations
The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, including costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities based on percentage of departmental usage, wages or headcount. The total amount direct billed and allocated to affiliates was $0.7 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively, which is recorded as a reduction in general and administrative expenses in the condensed combined and consolidated statements of operations.
The Company pays residual commissions to an affiliate for all customers enrolled by the affiliate who pay their monthly retail gas or retail electricity bill. No commissions were paid to the affiliate for the three or six months ended June 30, 2015. Less than $0.1 million commissions were paid to the affiliate for the three months ended June 30, 2014, and $0.1 million for the six months ended June 30, 2014, which is recorded in general and administrative expense in the condensed combined and consolidated statements of operations. This agreement with the affiliate was terminated in May 2014.
Member Distributions and Contributions
During the six months ended June 30, 2015, the Company made distributions to NuDevco in connection with its holdings of units of Spark HoldCo of $7.8 million in conjunction with the payment of its fourth quarter 2014 and first quarter 2015 distributions. Additionally, during the three and six months ended June 30, 2015, the Company received a contribution from NuDevco of $0.1 million as NuDevco forgave an account payable due to NuDevco that arose from the payment of withholding taxes related to the vesting of restricted stock units of certain employees of NuDevco who perform services for the Company. During the six months ended June 30, 2014, the Company made net capital distributions to W. Keith Maxwell III of $43.5 million. In contemplation of the Company’s initial public offering, the Company entered into an agreement with an affiliate in April 2014 to permanently forgive all net outstanding accounts receivable balances from the affiliate through the Offering date. As a result, the accounts receivable balances from the affiliate have been eliminated and presented as a distribution to W. Keith Maxwell III for 2014.

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

In certain circumstances, the Company may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the Tax Receivable Agreement, which are NuDevco Retail Holdings and NuDevco Retail. No TRA Payment will be made during 2015, and any future TRA Payments due with respect to a given taxable year are expected to be paid in December of the subsequent calendar year.

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
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $23.0 million and $46.7 million and asset optimization cost of revenues of $23.1 million and $46.5 million for the three months ended June 30, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $93.0 million and $179.6 million and asset optimization cost of revenues of $91.1 million and $177.8 million for the six months ended June 30, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues.The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$5,084	$333	$18,573	$6,873
Interest and other income	(187)	(1)	(322)	(71)
Interest expense	207	222	588	535
Operating Income	5,104	554	18,839	7,337
Depreciation and amortization	5,231	3,252	9,508	6,211
General and administrative	12,978	9,747	27,683	17,860
Less:
Net asset optimization revenue	(67)	197	1,862	1,821
Net, Gains (losses) on non-trading derivative instruments	(4,041)	(4,438)	(5,241)	7,010
Net, Cash settlements on non-trading derivative instruments	4,328	(97)	8,442	(12,998)
Retail Gross Margin	$23,093	$17,891	$50,967	$35,575

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$44,072	$21,361	$—	$—	$65,433
Retail cost of revenues	32,745	9,375	—	—	42,120
Less:
Net asset optimization revenues	—	(67)	—	—	(67)
Gains (losses) on non-trading derivatives	(4,692)	651	—	—	(4,041)
Current period settlements on non-trading derivatives	2,357	1,971	—	—	4,328
Retail gross margin	$13,662	$9,431	$—	$—	$23,093
Total Assets	$62,457	$93,852	$33,724	$(81,493)	$108,540

Three Months Ended June 30, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$42,771	$23,169	$—	$—	$65,940
Retail cost of revenues	35,753	16,634	—	—	52,387
Less:
Net asset optimization revenues	—	197	—	—	197
Gains (losses) on non-trading derivatives	(4,297)	(141)	—	—	(4,438)
Current period settlements on non-trading derivatives	542	(639)	—	—	(97)
Retail gross margin	$10,773	$7,118	$—	$—	$17,891
Total Assets	$38,606	$79,570	$1,623	$(33,341)	$86,458

Six Months Ended June 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$88,521	$78,716	$—	$—	$167,237
Retail cost of revenues	68,365	42,842	—	—	111,207
Less:
Net asset optimization revenues	—	1,862	—	—	1,862
Gains (losses) on non-trading derivatives	(5,324)	83	—	—	(5,241)
Current period settlements on non-trading derivatives	2,258	6,184	—	—	8,442
Retail gross margin	$23,222	$27,745	$—	$—	$50,967
Total Assets	$62,457	$93,852	$33,724	$(81,493)	$108,540

Six Months Ended June 30, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$86,219	$85,697	$—	$—	$171,916
Retail cost of revenues	73,370	67,138	—	—	140,508
Less:
Net asset optimization revenues	—	1,821	—	—	1,821
Gains (losses) on non-trading derivatives	5,596	1,414	—	—	7,010
Current period settlements on non-trading derivatives	(10,496)	(2,502)	—	—	(12,998)
Retail gross margin	$17,749	$17,826	$—	$—	$35,575
Total Assets	$38,606	$79,570	$1,623	$(33,341)	$86,458
Significant Customers
For the three and six months ended June 30, 2015, we had one significant customer that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues. For the three and six months ended June 30, 2014, we had four and one significant customers, respectively, that individually accounted for more than 10% of the Company’s combined net asset optimization revenues.
For the three and six months ended June 30, 2015 and 2014, no individual customer accounted for more than 10% of the Company's combined and consolidated retail electricity or retail natural gas total revenues.
Significant Suppliers
For the three and six months ended June 30, 2015, we had three and one individual suppliers, respectively, that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues cost of revenues. For the three and six months ended June 30, 2014, we had three and two significant suppliers, respectively, that individually accounted for more than 10% of the Company’s combined net asset optimization revenues cost of revenues.
For the three and six months ended June 30, 2015, the Company had two and three significant suppliers, respectively, that individually accounted for more than 10% of the Company’s consolidated retail electricity retail cost of revenues. For the three and six months ended June 30, 2014, the Company had one significant supplier that individually accounted for more than 10% of the Company's combined retail electricity retail cost of revenues.
For the three and six months ended June 30, 2015 and 2014, no individual supplier accounted for more than 10% of the Company's combined and consolidated retail natural gas retail cost of revenues.
13. Customer Acquisitions

On March 3, 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 25,800 residential and commercial natural gas contracts in Northern California for a purchase price of approximately $2.0 million. The transaction closed in April 2015. The purchase price will be capitalized as intangible assets - customer acquisitions to be amortized over a three year period as customers begin using natural gas under a contract with the Company.
14. Subsequent Events

Declaration of Dividends

On July 23, 2015, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on August 31, 2015 and payable on September 14, 2015.

Credit Facility

On July 8, 2015, the Company as guarantor, and Spark HoldCo, LLC (“Spark HoldCo” or the “Borrower, and together with the subsidiaries of Spark HoldCo, LLC, the “Co-Borrowers”) entered into an amendment and restatement of the Senior Credit Facility, which consists of a senior secured revolving working capital facility of $60.0 million (the “Working Capital Line”) and a $25.0 million secured revolving line of credit (the “Acquisition Line”) to be used specifically for the financing of up to 75% of the cost of acquisition transactions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended one year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. The Company capitalized $0.8 million in deferred financing costs in conjunction with this amendment and restatement and expensed $0.1 million in deferred financing costs previously capitalized related to the prior Senior Credit Facility. At closing, the Company borrowed $6.2 million utilized in the closing of the CenStar acquisition (see “Acquisition of CenStar Energy Corp” below).

At the Borrower’s election, interest under the Working Capital Line is generally determined by reference to:

- the Eurodollar rate plus an applicable margin of up to 3.0% per annum (based upon the prevailing utilization); or
- the alternate base rate plus an applicable margin of up to 2.0% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale’s prime rate, (ii) the federal funds rate plus 0.5% per annum, or (iii) the reference Eurodollar rate plus 1.0%; or

- the rate quoted by Société Générale as its cost of funds for the requested credit plus up to 2.5% per annum (based upon the prevailing utilization).

The interest rate is generally reduced by 25 basis points if utilization under the Working Capital Line is below fifty percent. Borrowings under the Acquisition Line are generally determined by reference to:

- the Eurodollar rate plus an applicable margin of up to 3.75% per annum (based upon the prevailing utilization); or
- the alternate base rate plus an applicable margin of up to 2.75% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale's prime rate, (ii) the federal funds rate plus 0.5% per annum, or (iii) the reference Eurodollar rate plus 1.0%.

The Co-Borrowers pay an annual commitment fee of 0.375% or 0.5% on the unused portion of the Working Capital Line depending upon the unused capacity and 0.5% on the unused portion of the Acquisition Line. The lending syndicate under the Senior Credit Facility will be entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit.

The Company will have the ability to elect the availability under the Working Capital Line between $30.0 to $60.0 million. Availability under the working capital line will be subject to borrowing base limitations. The borrowing base will be calculated primarily based on 80%-90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the Agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

The Senior Credit Facility is secured by pledges of the equity of the portion of Spark HoldCo owned by the Company and of the equity of Spark HoldCo’s subsidiaries and the Co-Borrowers’ present and future subsidiaries, all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts. The Senior Credit Facility also contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital at all times equal to $2.0 million initially and gradually increasing to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line.

Minimum Adjusted Tangible Net Worth. Spark Energy, Inc. must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.10 to 1 (with quarterly increases to the numerator of increments of 0.05 beginning in the third quarter of 2016). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding the Working Capital Facility and qualifying subordinated debt) to Adjusted EBITDA of a maximum of 2.50 to 1. The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

- incur certain additional indebtedness;
- grant certain liens;
- engage in certain asset dispositions;
- merge or consolidate;
- make certain payments, distributions, investments, acquisitions or loans;
- enter into transactions with affiliates.

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo will be entitled to make cash distributions to NuDevco Retail Holdings, LLC so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, change in control in which affiliates of W. Keith Maxwell III own less than 40% of the outstanding voting interests in the Company, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect and changes of control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

Acquisition of CenStar Energy Corp

On July 8, 2015, the Company closed its acquisition of CenStar Energy Corp (“CenStar”), a retail energy company based in New York with approximately 75,000 residential customer equivalents. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments and also includes an earnout to which the selling shareholder is entitled to 50% of Adjusted EBITDA attributable to the operations of CenStar for the year following the closing. The acquisition was financed with $6.2 million in borrowings under the Senior Credit Facility and approximately $2.1 million from the issuance of a convertible subordinated note to Retailco Acquisition Co, LLC, an affiliate of the Company’s founder and majority shareholder. The convertible subordinated note matures on July 8, 2020, and bears interest at 5% per annum payable semiannually. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related Class B Unit of Spark HoldCo) at a conversion price of $16.57. Retailco Acquisition Co, LLC may not exercise conversion rights for the first eighteen months that the convertible subordinated note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. The convertible subordinated note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

Because the financial information associated with this acquisition has not been finalized as of the date that our condensed combined and consolidated financial statements were available to be issued, the related supplemental information has not been provided.
Acquisition of Oasis Power Holdings, LLC
On July 31, 2015, the Company closed its acquisition of Oasis Power Holdings, LLC (“Oasis”) from NuDevco. Oasis Power Holdings owns all of the outstanding membership interest in Oasis Power, LLC. Oasis is a retail energy company with approximately 40,000 customers in six states. Oasis serves these customers across 18 utilities. The purchase price of $20.0 million, subject to working capital adjustments, was financed with $15.0 million borrowings under the Senior Credit Facility and $5.0 million from the issuance of a convertible subordinated note of the Company and Spark HoldCo to Retailco Acquisition Co, LLC, bearing interest at an annual rate of 5%. The Company has the right to pay-in-kind any interest at its option. The convertible subordinated note is convertible into shares of Class B common stock of the Company and related membership units in Spark HoldCo at a conversion rate of $14.00 per share. The convertible subordinated note matures on July 31, 2020, and the holder cannot exercise any conversion rights for the first eighteen months after the convertible subordinated note is issued. The convertible subordinated note is subordinated in certain respects to the Senior Credit Facility pursuant to the subordination agreement. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

Because the financial information associated with this acquisition has not been finalized as of the date that our condensed combined and consolidated financial statements were available to be issued, the related supplemental information has not been provided.
Grant of Restricted Stock Units
In July 2015, the Company granted restricted stock units to certain employees of the Company. These restricted stock unit awards vest over four years with the first vesting occurring on May 18, 2016 and each subsequent vesting date occurring each May 18 thereafter. Each restricted stock unit is entitled to receive a dividend equivalent when dividends are declared and distributed to shareholders of Class A common stock. These dividend equivalents entitle the holder to additional restricted stock units effective as of the record date of such dividends and vested upon the same schedule as the underlying restricted stock unit.

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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors which could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

•	federal, state and local regulation,

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of internal billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority shareholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	competition, and

•	other factors discussed in “Risk Factors” in our Form 10-K for the year ended December 31, 2014.

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
Overview

We are a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2015, we operated in 46 utility service territories across 16 states.

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the three and six months ended June 30, 2015, approximately 33% and 47%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three and six months ended June 30, 2015, approximately 67% and 53%, respectively, of our retail revenues were derived from the sale of electricity.

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

The following table shows our customer count activity during the second quarter of 2015:

Customer Rollforward:
(In thousands)	March 31, 2015	Additions	Attrition	June 30, 2015	% Increase (Decrease)
Retail Electricity Customers	149	33	(26)	156	5%
Retail Natural Gas Customers	143	49	(43)	149	4%
Total Retail Customers	292	82	(69)	305	4%

The following table details our Residential Customer Equivalents ("RCE's") by geographical location as of June 30, 2015:

RCE's by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	62	39%	23	15%	85	27%
Midwest	39	24%	61	41%	100	32%
Southwest	60	37%	66	44%	126	41%
Total	161	100%	150	100%	311	100%

The geographical regions noted above include the following states:

•	East - New York, New Jersey, Pennsylvania, Connecticut, Massachusetts, Maryland and Florida;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Texas, California, Nevada, Colorado and Arizona.

Recent Developments

On May 12, 2015, Spark HoldCo, LLC entered into a Membership Interest Purchase Agreement (the “Oasis Purchase Agreement”) with Retailco Acquisition Co, LLC, an affiliate of NuDevco, our majority shareholder, for the purchase of all the membership interests of Oasis Power Holdings, LLC. Oasis Power Holdings, LLC owns Oasis Power, LLC (“Oasis”), a retail energy company with approximately 40,000 customers in six states. Oasis serves these customers across 19 utilities, several of which present additional organic growth opportunities as they are new markets for the company. This transaction closed on July 31, 2015. The purchase price of $20 million, subject to working capital adjustments, consisted of $15 million in cash and $5 million in the form of a convertible subordinated note of the Company bearing interest at an annual rate of 5% (the “Oasis Subordinated Convertible Note”) to Retailco Acquisition Co, LLC. The acquisition, including the terms of the Oasis Subordinated Convertible Note, was reviewed and approved by a special committee of the Board of Directors consisting solely of the Company’s independent directors. The special committee obtained a fairness opinion from an independent third party financial advisor as to the fairness from a financial point of view to the holders of the Class A common stock of the consideration to be paid by Spark HoldCo, LLC in the transaction. See “—Cash Flows—Subordinated Debt to Affiliates” for a discussion of the terms of the Oasis Subordinated Convertible Note.

On June 5, 2015, the Company entered into a stock purchase agreement for the acquisition of CenStar Energy Corp (“CenStar”), a retail energy company based in New Rochelle, New York with approximately 75,000 residential customer equivalents. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. This transaction closed on July 8, 2015. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments and also includes an earnout to which the selling shareholder is entitled to 50% of Adjusted EBITDA attributable to the operations of CenStar for the year following the closing. The acquisition was financed with $6.2 million of borrowings under the Senior Credit Facility and approximately $2.1 million from the issuance of a subordinated convertible note to Retailco Acquisition Co, LLC, an affiliate of the Company’s founder and majority shareholder. See “—Cash Flows—Subordinated Debt to Affiliates” for a discussion of the terms of the subordinated convertible note issued in connection with the acquisition of CenStar.

On July 8, 2015 the Company as guarantor and Spark HoldCo and its subsidiaries as co-borrrowers entered into an amendment and restatement of the Senior Credit Facility to facilitate the acquisitions of Oasis and CenStar. See “—Liquidity and Capital Resources” and “—Cash Flows” for a discussion of the terms of the amended and restated Senior Credit Facility.

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

While customer attrition remained high during the second quarter of 2015, our customer count increased 4% from the first quarter of 2015 due primarily to our acquisition of approximately 25,800 customer contracts in Northern California in the first quarter of 2015, a majority of which came on flow this quarter.

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
Customer acquisition spending in the second quarter of 2015 was $6.2 million. New customer spending and additions during the quarter were split evenly between electric and natural gas. Electric customers were primarily added in the Northeast, Midwest and Southwest, and natural gas customers were primarily added in Northern California. When combined with $2.0 million incurred in the first quarter of 2015 for the acquisition of customer contracts in Northern California, the aggregate acquisition costs per customer was approximately $100 for the customers that came on flow during the second quarter of 2015.
Our Ability to Manage Customer Attrition

Customer attrition for the second quarter of 2015 was 7.7%. Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults. Customer attrition remained higher than historical levels during the second quarter of 2015 primarily due to (i) the continued decline in our Southern California natural gas portfolio, primarily through disconnects for non-payment; and (ii) operational issues in our Midwest natural gas markets during the winter of 2015 that led to customers not being timely billed. The billing issues in this region caused customers to receive several months of winter billing on one invoice which in turn increased customer attrition and disconnections for non-payment. This also led to increased bad debt expense in the second quarter. Management believes that although both of these two drivers will continue to have an impact on attrition in the third quarter of 2015, the majority of the impact has already been reflected in our results.

Customer Credit Risk

Our bad debt expense for the three months ended June 30, 2015 was approximately 4.6% of non-POR market retail revenues. Bad debt expense was negatively impacted by billing issues in the Midwest natural gas market and continued disconnections for non-payment in Southern California as discussed above. Management believes that although both of these two drivers will continue to have an impact on attrition in the third quarter of 2015, the majority of the impact has already been reflected in our results.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our concentration in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. We do not believe weather conditions had a material impact on our second quarter of 2015 results.

Asset Optimization

Our natural gas business includes opportunistic transactions in the natural gas wholesale marketplace in conjunction with our retail procurement and hedging activities. Asset optimization opportunities primarily arise during the winter heating season when demand for natural gas is the highest. As such, the majority of our asset optimization profits are made in the winter. Given the opportunistic nature of these activities we experience variability in our earnings from our asset optimization activities from year to year. As these activities are accounted for using mark to-market fair value accounting, the timing of our revenue recognition often differs from the actual cash settlement.

During the full year 2015, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013. Net asset optimization results were a loss of $0.1 million for the three months ended June 30, 2015, primarily due to arbitrage opportunities we captured during the second quarter, offset by $0.7 million of our annual legacy demand charges allocated to the quarter.

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

Executive Compensation Programs. On August 1, 2014 and May 18, 2015 we granted restricted stock units to our employees, non-employee directors, and certain employees of our affiliates who perform services for us under our long-term incentive plan. The initial restricted stock unit awards generally vest ratably over approximately one, three or four years commencing May 4, 2015 and May 18, 2016, respectively, and include tandem dividend equivalent rights that will vest upon the same schedule as the underlying restricted stock unit.

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

How We Evaluate Our Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Adjusted EBITDA	$4,649	$1,444	$14,832	$10,767
Retail Gross Margin	$23,093	$17,891	$50,967	$35,575

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$4,625	$201	$17,554	$6,709
Depreciation and amortization	5,231	3,252	9,508	6,211
Interest expense	207	222	588	535
Income tax expense	459	132	1,019	164
EBITDA	10,522	3,807	28,669	13,619
Less:
Net, Gains (losses) on derivative instruments	(4,055)	(4,019)	(5,360)	1,440
Net, Cash settlements on derivative instruments	4,357	(59)	8,547	(10,256)
Customer acquisition costs	6,180	6,441	11,809	11,668
Plus:
Non-cash compensation expense	609	—	1,159	—
Adjusted EBITDA	$4,649	$1,444	$14,832	$10,767

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$15,634	$19,448	$34,880	$25,658
Amortization of deferred financing costs	(51)	(112)	(101)	(225)
Allowance for doubtful accounts and bad debt expense	(1,232)	(1,462)	(4,179)	(2,027)
Interest expense	207	222	588	535
Income tax expense	459	132	1,019	164
Changes in operating working capital
Accounts receivable, prepaids, current assets	(19,120)	(40,878)	(23,903)	(13,770)
Inventory	2,434	4,011	(5,087)	(311)
Accounts payable and accrued liabilities	6,504	21,969	12,315	3,634
Other	(186)	(1,886)	(700)	(2,891)
Adjusted EBITDA	$4,649	$1,444	$14,832	$10,767

The following table presents a reconciliation of Retail Gross Margin to operating income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$5,104	$554	$18,839	$7,337
Depreciation and amortization	5,231	3,252	9,508	6,211
General and administrative	12,978	9,747	27,683	17,860
Less:
Net asset optimization revenues (expenses)	(67)	197	1,862	1,821
Net, Gains (losses) on non-trading derivative instruments	(4,041)	(4,438)	(5,241)	7,010
Net, Cash settlements on non-trading derivative instruments	4,328	(97)	8,442	(12,998)
Retail Gross Margin	$23,093	$17,891	$50,967	$35,575

Combined and Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

(In Thousands)	Three Months Ended June 30,
	2015	2014	Change
Revenues:
Retail revenues	$65,500	$65,743	$(243)
Net asset optimization revenues (expenses)	(67)	197	(264)
Total Revenues	65,433	65,940	(507)
Operating Expenses:
Retail cost of revenues	42,120	52,387	(10,267)
General and administrative	12,978	9,747	3,231
Depreciation and amortization	5,231	3,252	1,979
Total Operating Expenses	60,329	65,386	(5,057)
Operating income	5,104	554	4,550
Other (expense)/income:
Interest expense	(207)	(222)	15
Interest and other income	187	1	186
Total other expenses	(20)	(221)	201
Income before income tax expense	5,084	333	4,751
Income tax expense	459	132	327
Net income	$4,625	$201	$4,424
Adjusted EBITDA (1)	$4,649	$1,444	$3,205
Retail Gross Margin (1)	23,093	17,891	5,202
Customer Acquisition Costs	6,180	6,441	(261)
Customer Attrition	7.7%	5.1%	2.6%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended June 30, 2015 were approximately $65.4 million, a decrease of approximately $0.5 million, or 1%, from approximately $65.9 million for the three months ended June 30, 2014.

This decrease was primarily due to a decrease in customer volume, which resulted in a decrease of $1.3 million, and a $0.3 million decrease in our net asset optimization revenues. Although our customer count increased period over period, our volumes have slightly declined primarily due to a shift in the geographic mix of our customers, which resulted in decreased usage per customer. These decreases were offset by an increase in natural gas pricing, which resulted in an increase of approximately $0.8 million, as well as an increase in electricity pricing, which resulted in an increase of approximately $0.3 million.

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2015 was approximately $42.1 million, a decrease of approximately $10.3 million, or 20%, from approximately $52.4 million for the three months ended June 30, 2014. This decrease was primarily due to overall lower supply costs, which resulted in a decrease of $4.7 million as well as lower customer sales volumes, which resulted in a decrease of total retail cost of revenues of $0.8 million. Additionally, we had a decrease of $4.8 million due to a change in the value of our retail derivative portfolio used for hedging.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2015 was approximately $13.0 million, an increase of approximately $3.3 million, or 34%, as compared to $9.7 million for the three months ended June 30, 2014. This increase was primarily due to increased billing and other variable costs associated with increased customer count and increased costs associated with being a public company.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2015 was approximately $5.2 million, an increase of approximately $1.9 million, or 58%, from approximately $3.3 million for the three months ended June 30, 2014. This increase was primarily due to the increased amortization expense associated with our increased customer acquisition cost.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2015 was approximately $6.2 million, a decrease of approximately $0.2 million from approximately $6.4 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

In Thousands	Six Months Ended June 30,
	2015	2014	Change
Revenues:
Retail revenues	$165,375	$170,095	$(4,720)
Net asset optimization revenues (expenses)	1,862	1,821	41
Total Revenues	167,237	171,916	(4,679)
Operating Expenses:
Retail cost of revenues	111,207	140,508	(29,301)
General and administrative	27,683	17,860	9,823
Depreciation and amortization	9,508	6,211	3,297
Total Operating Expenses	148,398	164,579	(16,181)
Operating income	18,839	7,337	11,502
Other (expense)/income:
Interest expense	(588)	(535)	(53)
Interest and other income	322	71	251
Total other (expenses)/income	(266)	(464)	198
Income before income tax expense	18,573	6,873	11,700
Income tax expense	1,019	164	855
Net income	$17,554	$6,709	$10,845
Adjusted EBITDA (1)	$14,832	$10,767	$4,065
Retail Gross Margin (1)	50,967	35,575	15,392
Customer Acquisition Costs	11,809	11,668	141
Customer Attrition	8.1%	4.6%	3.5%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the six months ended June 30, 2015 were approximately $167.2 million, a decrease of approximately $4.7 million, or 3%, from approximately $171.9 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in natural gas pricing, which resulted in a decrease of approximately $4.4 million and a decrease in customer volumes due to milder weather primarily in the first quarter of 2015, which resulted in a decrease of $2.9 million. This decrease was offset by an increase in electricity pricing, which resulted in an increase of $2.6 million.

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2015 was approximately $111.2 million, a decrease of approximately $29.3 million, or 21%, from approximately $140.5 million for the six months ended June 30, 2014. This decrease was primarily due to lower supply costs, which resulted in a decrease of $17.8 million as well as lower customer sales volumes, which resulted in a decrease of total retail cost of revenues of $2.3 million. Supply costs were down in 2015 as the natural gas price environment has decreased in 2015 combined with normal winter weather in 2015. The decrease in retail cost of revenues was also driven by decreased usage per customer in 2015 as compared to 2014. Additionally, we had a decrease of $9.2 million due to a change in the value of our retail derivative portfolio used for hedging.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2015 was approximately $27.7 million, an increase of approximately $9.8 million, or 55%, as compared to $17.9 million for the six months ended June 30, 2014. This increase was primarily due to increased billing and other variable costs associated with increased customer count, an increase in bad debt expense of approximately $2.2 million, and increased costs associated with being a public company.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2015 was approximately $9.5 million, an increase of approximately $3.3 million, or 53%, from approximately $6.2 million for the six months ended June 30, 2014. This increase was primarily due to the increased amortization expense associated with our increased customer acquisition cost.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2015 was approximately $11.8 million, an increase of approximately $0.1 million from approximately $11.7 million for the six months ended June 30, 2014.
Operating Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit operating data)
Retail Natural Gas Segment
Total Revenues	$21,361	$23,169	$78,716	$85,697
Retail Cost of Revenues	9,375	16,634	42,842	67,138
Less: Net Asset Optimization Revenues (Expenses)	(67)	197	1,862	1,821
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	2,622	(780)	6,267	(1,088)
Retail Gross Margin—Gas	$9,431	$7,118	$27,745	$17,826
Volume of Gas (MMBtu)	2,262,749	2,519,172	8,826,794	9,112,752
Retail Gross Margin-Gas ($/MMBtu)	$4.17	$2.83	$3.14	$1.96
Retail Electricity Segment
Total Revenues	$44,072	$42,771	$88,521	$86,219
Retail Cost of Revenues	32,745	35,753	68,365	73,370
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(2,335)	(3,755)	(3,066)	(4,900)
Retail Gross Margin—Electricity	$13,662	$10,773	$23,222	$17,749
Volume of Electricity (MWh)	378,403	369,341	751,254	753,616
Retail Gross Margin—Electricity ($/MWh)	$36.10	$29.17	$30.91	$23.55

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2015 were approximately $21.4 million, a decrease of approximately $1.8 million, or 8%, from approximately $23.2 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease in customer volume, which resulted in a decrease in Retail Natural Gas Segment revenues of $2.3 million, and a $0.3 million decrease in our net asset optimization revenues. Although our customer count increased period over period, our volumes slightly declined primarily due to a shift in the geographic mix of our customers, which resulted in decreased usage per customer. These decreases were offset by an increase in natural gas pricing, which resulted in an increase of approximately $0.8 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2015 was approximately $9.4 million, a decrease of approximately $7.2 million, or 43%, from approximately $16.6 million for the three months ended June 30, 2014. This decrease was due to decreased supply costs, which resulted in a decrease of $2.2 million and lower customer sales volumes, which resulted in a decrease of $1.6 million. The decrease in cost of revenues for the Retail Natural Gas Segment was driven predominantly by decreased usage per customer. Additionally, we had a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $3.4 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2015 was approximately $9.4 million, an increase of approximately $2.3 million, or 32%, from approximately $7.1 million for the three months ended June 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$(0.7)
Increase in unit margin per MMBtu	3.0
Increase in retail natural gas segment retail gross margin	$2.3
The volumes of natural gas sold decreased from 2,519,172 MMBtu during the three months June 30, 2014 to 2,262,749 MMBtu during the three months ended June 30, 2015 due to a shift in the geographic mix of our customers, which resulted in decreased usage per customer, offset partially by increased customer count.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the three months ended June 30, 2015 were approximately $44.1 million, an increase of approximately $1.3 million, or 3%, from approximately $42.8 million for the three months ended June 30, 2014. This increase was primarily due to an increase in volumes resulting in an increase of $1.0 million and higher customer pricing resulting in an increase of $0.3 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2015 was approximately $32.7 million, a decrease of approximately $3.1 million, or 9%, from approximately $35.8 million for the three months ended June 30, 2014. This decrease was primarily due to decreased commodity prices, which resulted in a decrease in retail cost of revenues of $2.5 million, partially offset by an increase in volumes, which increased cost of revenues by $0.8 million. Additionally, there was a decrease of $1.4 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2015 was approximately $13.7 million, an increase of approximately $2.9 million, or 27%, from approximately $10.8 million for the three months ended June 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$0.3
Increase in unit margin per MWh	2.6
Increase in retail electricity segment retail gross margin	$2.9
The volumes of electricity sold increased from 369,341 MWh during the three months ended June 30, 2014 to 378,403 MWh during the three months ended June 30, 2015, primarily driven by increased customer count offset partially by a shift in the geographic mix of our customers, which resulted in decreased usage per customer.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2015 were approximately $78.7 million, a decrease of approximately $7.0 million, or 8%, from approximately $85.7 million for the six months ended June 30, 2014. This decrease was due to reduced natural gas pricing which resulted in a decrease in total revenues of $4.4 million. Additionally, the Retail Natural Gas Segment revenues decreased by $2.6 million due to lower customer sales volumes.

Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2015 was approximately $42.8 million, a decrease of approximately $24.3 million, or 36%, from approximately $67.1 million for the six months ended June 30, 2014. This decrease was due to decreased supply costs, which resulted in a decrease of $14.8 million and lower customer sales volumes, which resulted in a decrease of $2.1 million. The decrease in cost of revenues for the Retail Natural Gas Segment was driven predominantly by changes in the underlying price of natural gas during the first quarter of 2015 as well as decreased usage per customer. In the first quarter of 2014 prices were high due to the extreme weather experienced in the Northeast, while in the first quarter of 2015 prices returned to normal. Additionally, we had a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $7.4 million.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2015 was approximately $27.7 million, an increase of approximately $9.9 million, or 56%, from approximately $17.8 million for the six months ended June 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$(0.6)
Increase in unit margin per MMBtu	10.5
Increase in retail natural gas segment retail gross margin	$9.9
The volumes of natural gas sold decreased from 9,112,752 MMBtu during the six months June 30, 2014 to 8,826,794 MMBtu during the six months ended June 30, 2015 due to milder weather conditions in the first quarter of 2015 as well as a shift in the geographic mix of our customers, which resulted in decreased usage per customer, offset partially by increased customer count.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the six months ended June 30, 2015 were approximately $88.5 million, an increase of approximately $2.3 million, or 3%, from approximately $86.2 million for the six months ended June 30, 2014. This increase was primarily due to higher customer pricing resulting in an increase of $2.6 million, partially offset by a decrease in volumes resulting in a decrease of $0.3 million.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2015 was approximately $68.4 million, a decrease of approximately $5.0 million, or 7%, from approximately $73.4 million for the six months ended June 30, 2014. This decrease was primarily due to decreased commodity prices, which resulted in a decrease in retail cost of revenues of $3.0 million, as well as a decrease in volumes, which decreased cost of revenues by $0.2 million. Additionally, there was a decrease of $1.8 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2015 was approximately $23.2 million, an increase of approximately $5.5 million, or 31%, from approximately $17.7 million for the six months ended June 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$(0.1)
Increase in unit margin per MWh	5.6
Increase in retail electricity segment retail gross margin	$5.5
The volumes of electricity sold decreased from 753,616 MWh during the six months ended June 30, 2014 to 751,254 MWh during the six months ended June 30, 2015, primarily related to weather conditions experienced during the first quarter.
Liquidity and Capital Resources

Our liquidity requirements fluctuate with our customer acquisition costs, acquisitions, collateral posting requirements on our hedge portfolio, distributions, the effects of the timing between payments of payables and receipts of receivables, including bad debt receivables, and our general working capital needs for ongoing operations. Our borrowings are also subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy required natural gas inventory purchases and to meet customer demands during periods of peak usage. Moreover, estimating our liquidity requirements is highly dependent on then-current market conditions, including forward prices for natural gas and electricity, and market volatility.

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. We believe that cash generated from these sources will be sufficient to sustain operations, to finance anticipated expansion plans and growth initiatives, and to pay required taxes and quarterly cash distributions (including the quarterly dividend to the holders of the Class A common stock) for the foreseeable future. However, in the event our liquidity is insufficient, we may be required to limit our spending on future growth or other business opportunities or to rely on external financing sources, including additional commercial bank borrowings and the issuance of debt and additional equity securities, to fund our growth.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under our Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs for the foreseeable future.

We amended and restated the Senior Credit Facility on July 8, 2015. The amended covenants under the Senior Credit Facility will require us to hold increasing levels of net working capital over time. Given the seasonal nature of our business, we expect our liquidity to tighten during the lower-margin third quarter and then expand during the winter months.

The Senior Credit Facility, as amended, includes a $25 million revolving line of credit for the purpose of financing permitted acquisitions, which enables us to pursue growth through mergers and acquisitions. We are obligated to make payments outstanding under this revolving Acquisition Line (defined below) of 25% per year with the balance due at maturity, which in turn increase availability under the line. We may be constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this acquisition line. After closing the CenStar and Oasis acquisitions in July 2015, remaining availability under the acquisition line of the Senior Credit Facility is $3.8 million. In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. In order to finance the acquisitions of Oasis and CenStar, we have issued convertible subordinated notes to an affiliate of our founder and majority shareholder. There can be no assurance that our founder and majority shareholder and their affiliates will continue to finance our acquisition activities through such notes.

The following table details our total liquidity as of the date presented:

(In thousands)	6/30/2015
Cash and cash equivalents	$4,237
Senior Credit Facility Availability (1)	50,155
Total Liquidity	$54,392
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the first six months of 2015 included approximately $6.1 million on customer acquisitions and $1.0 million related to information systems improvements.
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

In June 2015, we paid our first quarter 2015 dividend on our Class A common stock of $0.3625 per share, or approximately $1.45 per share or $4.5 million on an annualized basis. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The new financial covenants included in the amended and restated Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the new Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our Class B common stock, Spark HoldCo generally is required to distribute approximately $20.1 million on an annualized basis to holders of Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities. On July 23, 2015, our Board of Directors declared a quarterly dividend of $0.3625 per share for the second quarter of 2015 to holders of the Class A common stock on August 31, 2015. This dividend will be paid on September 14, 2015.

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

Management does not believe that we will generate sufficient Cash Available for Distribution as defined under the Tax Receivable Agreement during the four-quarter period ending September 30, 2015 to meet the threshold coverage ratio under the Tax Receivable Agreement required to fund the first payment to NuDevco Retail Holdings, LLC under the Tax Receivable Agreement. As such, the initial payment under the Tax Receivable Agreement due in late 2015 will likely be deferred pursuant to the terms thereof. See Note 11 “Transactions with Affiliates” in the notes to our condensed combined and consolidated financial statements for additional details on the Tax Receivable Agreement.

Cash Flows
Our cash flows were as follows for the respective periods (in millions):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$34.9	$25.7	$9.2
Net cash used in investing activities	$(0.9)	$(1.4)	$0.5
Net cash used in financing activities	$(34.1)	$(30.0)	$(4.1)

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2015 increased by $9.2 million compared to the six months ended June 30, 2014. The increase was primarily due to an increase in working capital from increased retail gross margin in 2015. Overall lower supply costs due to the lower natural gas price environment combined with normal winter weather in 2015.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $0.5 million for the six months ended June 30, 2015, which was due to decreased capital expenditures on capitalized software in 2015.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $4.1 million for the six months ended June 30, 2015 due primarily to a $37.6 million decrease in our net borrowings under our credit facilities, which was lower in 2015 as working capital facility draws were less as a result of higher operating cash flow than in 2014. This combined with higher winter cash receipts in 2015 also funded $10.0 million in distributions and dividends paid in 2015. These increases in cash used in financing activities were offset by a $43.4 million decrease in net member contributions.

Senior Credit Facility
On July 8, 2015, the Company as guarantor, and Spark HoldCo, LLC (“Spark HoldCo” or the “Borrower, and together with the subsidiaries of Spark HoldCo, LLC, the “Co-Borrowers”) entered into an amendment and restatement of the Senior Credit Facility, which consists of a senior secured revolving working capital facility of $60.0 million (the “Working Capital Line”) and a $25.0 million secured revolving line of credit (the “Acquisition Line”) to be used specifically for the financing of up to 75% of the cost of acquisition transactions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended one year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. At the Borrower’s election, interest under the Working Capital Line is generally determined by reference to:

- the Eurodollar rate plus an applicable margin of up to 3.0% per annum (based upon the prevailing utilization); or
- the alternate base rate plus an applicable margin of up to 2.0% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale’s prime rate, (ii) the federal funds rate plus 0.5% per annum, or (iii) the reference Eurodollar rate plus 1.0%; or

- the rate quoted by Société Générale as its cost of funds for the requested credit plus up to 2.5% per annum (based upon the prevailing utilization).

The interest rate is generally reduced by 25 basis points if utilization under the Working Capital Line is below fifty percent. Borrowings under the Acquisition Line are generally determined by reference to:

- the Eurodollar rate plus an applicable margin of up to 3.75% per annum (based upon the prevailing utilization); or
- the alternate base rate plus an applicable margin of up to 2.75% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale's prime rate, (ii) the federal funds rate plus 0.5% per annum, or (iii) the reference Eurodollar rate plus 1.0%.

The Co-Borrowers pay an annual commitment fee of 0.375% or 0.5% on the unused portion of the Working Capital Line depending upon the unused capacity and 0.5% on the unused portion of the Acquisition Line. The lending syndicate under the Senior Credit Facility is entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit.

The Company has the ability to elect the availability under the Working Capital Line between $30.0 to $60.0 million. Availability under the working capital line is subject to borrowitng base limitations. The borrowing base is calculated primarily based on 80-90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the Agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

The Senior Credit Facility is secured by pledges of the equity of the portion of Spark HoldCo owned by the Company and of the equity of Spark HoldCo’s subsidiaries and the Co-Borrowers’ present and future subsidiaries, all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts.

The Senior Credit Facility also contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital at all times equal to $2.0 million initially and gradually increasing to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line.

Minimum Adjusted Tangible Net Worth. Spark Energy, Inc. must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.10 to 1 (with quarterly increases to the numerator of increments of 0.05 beginning in the third quarter of 2016). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding the Working Capital Facility and qualifying subordinated debt) to Adjusted EBITDA of a maximum of 2.50 to 1.The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

- incur certain additional indebtedness;
- grant certain liens;
- engage in certain asset dispositions;
- merge or consolidate;
- make certain payments, distributions, investments, acquisitions or loans;
- enter into transactions with affiliates.

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo is entitled to make cash distributions to NuDevco Retail Holdings, LLC so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, change in control in which affiliates of W. Keith Maxwell III own less than 40% of the outstanding voting interests in the Company, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect and changes of control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

In connection with the Senior Credit Facility, W. Keith Maxwell III, the Company’s founder, the Chairman of the Board of Directors and the indirect owner of the Company’s majority shareholder issued a support letter in favor of the lenders whereby he has agreed to cure any deficiencies in the minimum working capital requirements that may occur under the Senior Credit Facility up to an aggregate of $5.0 million by contributing cash or by purchasing subordinated debt from the Company. This obligation expires on December 31, 2015.

See Note 4 “—Senior Credit Facility Executed at the Offering” in the notes to our condensed combined and consolidated financial statements for a summary of the terms of the Senior Credit Facility prior to its amendment and restatement on July 8, 2015.

Subordinated Debt to Affiliates

The Company from time to time issues subordinated debt to affiliates of NuDevco Retail Holdings, LLC, which owns a majority of the Company’s outstanding common stock and is indirectly owned by W. Keith Maxwell, III, who serves as the Chairman of the Board of Directors of the Company. The Company’s amended and restated Senior Credit Facility requires that at least 25% of permitted acquisitions thereunder be financed with either cash on hand or subordinated debt.

On July 8, 2015, the Company and Spark HoldCo jointly issued a 5% Subordinated Convertible Note in principal amount of $2.1 million (the “CenStar Subordinated Convertible Note”) to Retailco Acquisition Co, LLC for cash which was used to finance in part the acquisition by Spark HoldCo of the outstanding capital stock of CenStar Energy Corp as described in “—Recent Developments” above. The CenStar Subordinated Convertible Note matures on July 8, 2020, and bears interest at 5% per annum payable semiannually. The Company has the right to pay interest in kind through increases in the principal of the note. The CenStar Subordinated Convertible Note is convertible into shares of the Company’s Class B common stock (and a related LLC Unit of Spark HoldCo) at a conversion price of $16.57. Retailco Acquisition Co, LLC may not exercise conversion rights for the first eighteen months that the CenStar Subordinated Convertible Note is outstanding. The CenStar Subordinated Convertible Note is subject to automatic conversion upon a sale of the Company.

On July 31, 2015, the Company and Spark HoldCo jointly issued a 5% Subordinated Convertible Note in principal amount of $5.0 million (the “Oasis Subordinated Convertible Note”) to Retailco Acquisition Co, LLC for cash which was used to finance in part the acquisition by Spark HoldCo of the outstanding membership interests of Oasis Power Holdings, LLC as described in “—Recent Developments” above. The Oasis Subordinated Convertible Note matures on July 31, 2020 and bears interest at 5% per annum payable semiannually. The Company has the right to pay interest in kind through increases in the principal of the note. The Oasis Subordinated Convertible Note is convertible into shares of the Company’s Class B common stock (and a related LLC Unit of Spark HoldCo) at a conversion price of $14.00. The conversion price of the Oasis Subordinated Convertible Note was established upon execution of the acquisition agreement by the parties on May 12, 2015. Retailco Acquisition Co, LLC may not exercise conversion rights for the first eighteen months that the Oasis Subordinated Convertible Note is outstanding. The Oasis Subordinated Convertible Note is subject to automatic conversion upon a sale of the Company.

Each of the subordinated convertible notes is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated convertible notes so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility.

Retailco Acquisition Co, LLC, the holder of both the CenStar Subordinated Convertible Note and the Oasis Subordinated Convertible Note, is owned indirectly by W. Keith Maxwell, III, who serves as the Chairman of the Board of Directors of the Company and who indirectly owns NuDevco Retail Holdings, LLC, which owns 77.63% of the Company’s outstanding common stock.
Off-Balance Sheet Arrangements
As of June 30, 2015 we had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt ASU 2015-03 on January 1, 2016 and reclassify any unamortized debt issuance costs as a direct deduction from the carrying amount of those associated debt liabilities at that time.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 amends existing guidance to require subsequent measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 will have a material effect on the combined or consolidated financial statements.

Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of June 30, 2015, we did not have material outstanding lawsuits, administrative proceedings or investigations.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain on non-trading derivative instruments net of cash settlements was $0.3 million for the three months ended June 30, 2015 and $3.2 million for the six months ended June 30, 2015.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2015, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 376,975 MMBtu. An increase in 10% in the market prices (NYMEX) from their June 30, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.4 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their June 30, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.4 million.  As of June 30, 2015, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 136,544 MWhs. An increase in 10% in the forward market prices from their June 30, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.5 million. Likewise, a decrease in 10% in the forward market prices from their June 30, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.5 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2015, our Gas Trading Fixed Price Open Position was a delta short position of 84,891 MMBtu, which included only purchased put options with no price risk above the premiums paid of $0.1 million. As such, a 10% increase or a 10% decrease in market prices would not result in a material change in the fair market value of our non-trading energy derivatives.
Credit Risk

In many of the utility service territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 49.7% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three months ended June 30, 2015, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.53% of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.
In non-POR markets, we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ending June 30, 2015 was approximately 4.6% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the second quarter of 2015.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2015, approximately 82% of our total exposure of $5.2 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At June 30, 2015 we were co-borrowers under a $70 million variable rate Senior Credit Facility under which $9.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2015, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $90,000. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015 at the reasonable assurance level due to a material weakness in our internal control over financial reporting. In connection with the preparation of our restated financial statements for the quarter ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, was that we did not have adequate policies and procedures in place to ensure that estimated retail revenues, cost of revenues and related imbalances for the three months ended March 31, 2014 were based on complete and accurate data and assumptions on a timely basis.

With the oversight of senior management, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures to more precisely estimate and validate our recorded estimated retail revenues, retail cost of revenues and related imbalances in accordance with U.S. GAAP and on a timeline that ensures we can prepare our financial statements on a timely basis in compliance with reporting timelines under the Exchange Act; however, there is no guarantee that these controls will be effective. We also are expanding our accounting resources, including the size and expertise of our internal accounting team, to effectively execute a quarterly close process on an appropriate time frame for a public company.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings in the ordinary course of business. We do not believe the results of these proceedings, individually or in the aggregate, will have a materially adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under “Risk Factors“ in our 2014 Annual Report on Form 10-K. There has been no material change in our risk factors from those described in the 2014 Annual Report on Form 10-K except as noted below. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We may experience difficulties in integrating any of our acquisitions, including the acquisitions of Oasis Energy and CenStar Energy, which could cause us to fail to realize many of the anticipated potential synergies of such acquisitions.
We acquired Oasis Power and CenStar Energy because we believe that these transactions and subsequent acquisitions that we complete will be beneficial to our company and our stockholders. Achieving the anticipated benefits of these and future transactions will depend in part upon whether we can integrate these retail energy businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of combining the retail energy businesses of Oasis Energy and CenStar Energy potentially will include, among other things:

•	Coordinating geographically separated organizations and addressing possible differences with respect to incorporating corporate cultures and management philosophies;

•	Dedicating significant management resources to the integration, which may temporarily distract management's attention from the day-to-day business of the combined company;

•	Operating in states and markets where we have not previously conducted business;

•	Managing different and competing brands and retail strategies in the same markets;

•	Coordinating disparate customer information and billing systems and determining how to optimize those systems on a consolidated level; and

•	Successfully recognizing expected cost savings and other synergies in overlapping functions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1†	Employment Agreement between Spark Energy, Inc. and Nathan Kroeker, dated April 15, 2015	8-K	10.1	4/20/2015	001-36559

10.2†	Employment Agreement between Spark Energy, Inc. and Allison Wall, dated April 15, 2015	8-K	10.2	4/20/2015	001-36559

10.3†	Employment Agreement between Spark Energy, Inc. and Georganne Hodges, dated April 15, 2015	8-K	10.3	4/20/2015	001-36559

10.4†	Employment Agreement between Spark Energy, Inc. and Gil Melman, dated April 15, 2015	8-K	10.4	4/20/2015	001-36559

10.5†	Employment Agreement between Spark Energy, Inc. and Jason Garrett, dated August 3, 2015	8-K	10.1	8/4/2015	001-36559

10.6	Membership Interest Purchase Agreement between Spark HoldCo, LLC and RetailCo Acquisition Co, LLC dated May 12, 2015	10-Q	10.5	5/14/2015	001-36559

10.7	Amended and Restated Credit Agreement among Spark Energy, Inc., Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, and CenStar Operating Company, LLC, as Co-Borrowers, Société Générale, as Administrative Agent, an Issuing Bank and a Bank, and SG Americas Securities, LLC and Compass Bank, as Co-Lead Arranger, SG Americas Securities, LLC, as Sole Bookrunner, Compass Bank, as Syndication Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Documentation Agent, and the Other Financial Institutions Signatory Thereto	8-K	10.1	7/9/2015	001-36559

10.8*	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 8, 2015 payable to Retailco Acquisition Co, LLC

10.9*	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 31, 2015 payable to Retailco Acquisition Co, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

Spark Energy, Inc.

August 13, 2015	/s/ Georganne Hodges
Georganne Hodges
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1†	Employment Agreement between Spark Energy, Inc. and Nathan Kroeker, dated April 15, 2015	8-K	10.1	4/20/2015	001-36559

10.2†	Employment Agreement between Spark Energy, Inc. and Allison Wall, dated April 15, 2015	8-K	10.2	4/20/2015	001-36559

10.3†	Employment Agreement between Spark Energy, Inc. and Georganne Hodges, dated April 15, 2015	8-K	10.3	4/20/2015	001-36559

10.4†	Employment Agreement between Spark Energy, Inc. and Gil Melman, dated April 15, 2015	8-K	10.4	4/20/2015	001-36559

10.5†	Employment Agreement between Spark Energy, Inc. and Jason Garrett, dated August 3, 2015	8-K	10.1	8/4/2015	001-36559

10.6	Membership Interest Purchase Agreement between Spark HoldCo, LLC and RetailCo Acquisition Co, LLC dated May 12, 2015	10-Q	10.5	5/14/2015	001-36559

10.7	Amended and Restated Credit Agreement among Spark Energy, Inc., Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, and CenStar Operating Company, LLC, as Co-Borrowers, Société Générale, as Administrative Agent, an Issuing Bank and a Bank, and SG Americas Securities, LLC and Compass Bank, as Co-Lead Arranger, SG Americas Securities, LLC, as Sole Bookrunner, Compass Bank, as Syndication Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Documentation Agent, and the Other Financial Institutions Signatory Thereto	8-K	10.1	7/9/2015	001-36559

10.8*	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 8, 2015 payable to Retailco Acquisition Co, LLC

10.9*	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 31, 2015 payable to Retailco Acquisition Co, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement or managerial contract