Form 10-Q
period 2015-09-30
Spark Energy, Inc.
filed 2015-11-12
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36559
Spark Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5453215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12140 Wickchester Ln, Suite 100
Houston, Texas 77079

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
Yes ☐    No ☒

There were 3,097,193 shares of Class A common stock and 10,750,000 shares of Class B common stock outstanding as of November 10, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 (unaudited)	2

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (unaudited)	3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)	4

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (unaudited)	5

NOTES TO THE CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
ITEM 4. CONTROLS AND PROCEDURES	59
PART II. OTHER INFORMATION	60
ITEM 1. LEGAL PROCEEDINGS	60
ITEM 1A. RISK FACTORS	60
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	60
ITEM 4. MINE SAFETY DISCLOSURES	60
ITEM 5. OTHER INFORMATION	60
ITEM 6. EXHIBITS	61
APPENDIX A	63
SIGNATURES	64
EXHIBIT INDEX	65

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,355	$4,359
Restricted cash	—	707
Accounts receivable, net of allowance for doubtful accounts of $3.0 million and $8.0 million as of September 30, 2015 and December 31, 2014	50,284	63,797
Accounts receivable—affiliates	1,447	1,231
Inventory	5,230	8,032
Fair value of derivative assets	129	216
Customer acquisition costs, net	15,260	12,369
Intangible assets—customer acquisitions, net	1,439	486
Acquired customer intangibles, net	5,979	—
Prepaid assets	420	1,236
Prepaid assets—affiliates	120	—
Deposits	6,952	10,569
Current deferred tax asset	803	—
Other current assets	4,503	2,987
Total current assets	99,921	105,989
Property and equipment, net	4,422	4,221
Customer acquisition costs	4,618	2,976
Intangible assets—customer acquisitions	1,971	1,015
Acquired customer intangibles	5,979	—
Trademarks	1,226	—
Deferred tax assets	23,196	24,047
Goodwill	18,385	—
Other assets	735	149
Total assets	$160,453	$138,397
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,731	$38,210
Accounts payable—affiliates	1,867	1,017
Accrued liabilities	10,409	7,195
Fair value of derivative liabilities	6,437	11,526
Current portion of Senior Credit Facility	31,306	33,000
Other current liabilities	834	1,868
Total current liabilities	79,584	92,816
Long-term liabilities:
Fair value of derivative liabilities	873	478
Payable pursuant to tax receivable agreement—affiliates	20,767	20,767
Long-term portion of Senior Credit Facility	15,919	—
Non-current deferred tax liability	824	—
Convertible subordinated notes to affiliate	6,307	—
Other long-term liabilities	1,605	219
Total liabilities	125,879	114,280
Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,097,193 issued and outstanding at September 30, 2015 and 3,000,000 issued and outstanding at December 31, 2014	31	30
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,750,000 issued and outstanding at September 30, 2015 and 10,750,000 issued and outstanding at December 31, 2014	108	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	11,933	9,296
Retained deficit	(224)	(775)
Total stockholders' equity	11,848	8,659
Non-controlling interest in Spark HoldCo, LLC	22,726	15,458
Total equity	34,574	24,117
Total liabilities and stockholders' equity	$160,453	$138,397

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 (1)	2014
Revenues:
Retail revenues (including retail revenues—affiliates of $0 for both the three months ended September 30, 2015 and 2014, respectively and retail revenues—affiliates of $0 and $2,170 for the nine months ended September 30, 2015 and 2014, respectively)	$91,812	$68,358	$261,996	$238,453
Net asset optimization (expenses) revenues (including asset optimization revenues—affiliates of $263 and $3,208 for the three months ended September 30, 2015 and 2014, respectively, and asset optimization revenues—affiliates cost of revenues of $3,382 and $6,450 for the three months ended September 30, 2015 and 2014, respectively and asset optimization revenues—affiliates of $928 and $10,341 for the nine months ended September 30, 2015 and 2014, respectively, and asset optimization revenues—affiliates cost of revenues of $9,589 and $25,004 for the nine months ended September 30, 2015 and 2014, respectively)
	(545)	(141)	1,317	1,681
Total Revenues	91,267	68,217	263,313	240,134
Operating Expenses:
Retail cost of revenues (including retail cost of revenues—affiliates of $0 and $0.1 million for the three months ended September 30, 2015 and 2014, respectively and retail cost of revenues—affiliates of less than $0.1 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively)	60,967	51,863	176,000	192,371
General and administrative (including general and administrative expense—affiliates of $0 and $0.1 million for the three months ended September 30, 2015 and 2014, respectively and general and administrative expense—affiliates of $0 and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively)	15,493	10,634	43,909	28,494
Depreciation and amortization	7,557	4,113	17,873	10,324
Total Operating Expenses	84,017	66,610	237,782	231,189
Operating income	7,250	1,607	25,531	8,945
Other (expense)/income:
Interest expense	(800)	(615)	(1,415)	(1,150)
Interest and other income	5	40	326	111
Total other expenses	(795)	(575)	(1,089)	(1,039)
Income before income tax expense	6,455	1,032	24,442	7,906
Income tax expense	580	613	1,599	777
Net income	$5,875	$419	$22,843	$7,129
Less: Net income (loss) attributable to non-controlling interests	4,561	(642)	18,959	6,068
Net income attributable to Spark Energy, Inc. stockholders	$1,314	$1,061	$3,884	$1,061

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.42	$0.35	$1.27	$0.35
Diluted	$0.31	$0.03	$1.09	$0.35

Weighted average shares of Class A common stock outstanding
Basic	3,097	3,000	3,053	3,000
Diluted	14,232	13,750	13,948	3,000
(1)    Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC on May 12, 2015 from an affiliate. See Note 2 “Basis of Presentation” and Note 3 "Acquisitions" for further discussion.

The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	3,000	10,750	—	$30	$108	$9,296	$(775)	$8,659	$15,458	$24,117
Stock based compensation	—	—	—	—	—	1,366	—	1,366	—	1,366
Restricted stock unit vesting	97	—	—	1	—	353	—	354	—	354
Contribution from NuDevco	—	—	—	—	—	129	—	129	—	129
Consolidated net income (1)	—	—	—	—	—	—	3,884	3,884	18,959	22,843
Beneficial conversion feature	—	—	—	—	—	789	—	789	—	789
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	(11,691)	(11,691)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	(3,333)	(3,333)	—	(3,333)
Balance at September 30, 2015	3,097	10,750	—	$31	$108	$11,933	$(224)	$11,848	$22,726	$34,574
(1)    Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC on May 12, 2015 from an affiliate. See Note 2 “Basis of Presentation” and Note 3 "Acquisitions" for further discussion.
The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015 (1)	2014
Cash flows from operating activities:
Net income	$22,843	$7,129
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	17,873	10,324
Deferred income taxes	872	638
Stock based compensation	1,992	362
Amortization of deferred financing costs	295	580
Bad debt expense	6,082	3,973
Gain (loss) on derivatives, net	6,118	(262)
Current period cash settlements on derivatives, net	(15,120)	7,252
Accretion of discount to convertible subordinated notes to affiliate	21	—
Changes in assets and liabilities:
Decrease in restricted cash	707	—
Decrease in accounts receivable	18,566	9,741
Decrease (increase) in accounts receivable—affiliates	(216)	6,310
Decrease (increase) in inventory	2,978	(5,338)
Increase in customer acquisition costs	(17,725)	(20,366)
Decrease (increase) in prepaid and other current assets	11,110	(4,658)
Increase in intangible assets—customer acquisitions	(2,776)	—
Increase in other assets	(256)	(146)
Decrease in accounts payable and accrued liabilities	(14,610)	(5,890)
Increase in accounts payable—affiliates	849	851
Increase (decrease) in other current liabilities	(1,534)	1,465
Increase in other non-current liabilities	1,606	—
Net cash provided by operating activities	39,675	11,965
Cash flows from investing activities:
Purchases of property and equipment	(1,255)	(2,214)
Acquisition of CenStar and Oasis net assets	(41,234)	—
Investment in eRex joint venture	(330)	—
Net cash used in investing activities	(42,819)	(2,214)
Cash flows from financing activities:
Borrowings on credit facilities	52,225	60,280
Payments on credit facilities	(38,000)	(38,280)
Member contributions (distributions), net	—	(36,406)
Contributions from NuDevco	129	—
Proceeds from issuance of Class A common stock	—	50,220
Distributions of proceeds from Offering to affiliate	—	(47,554)
Payment of Note Payable to NuDevco	—	(50)
Offering costs	—	(2,667)
Issuance of convertible subordinated notes to affiliate	7,075	—
Restricted stock vesting	(265)	—
Payment of dividends to Class A common shareholders	(3,333)	—
Payment of distributions to Class B unitholders	(11,691)	—
Net cash provided by (used in) financing activities	6,140	(14,457)
Increases (decreases) in cash and cash equivalents	2,996	(4,706)
Cash and cash equivalents—beginning of period	4,359	7,189
Cash and cash equivalents—end of period	$7,355	$2,483
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Property and equipment purchase accrual	$11	$81
CenStar Earnout accrual	$500	$—
Cash paid during the period for:
Interest	$1,061	$484
Taxes	$157	$150
(1)    Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC on May 12, 2015 from an affiliate. See Note 2 “Basis of Presentation” and Note 3 "Acquisitions" for further discussion.
The accompanying notes are an integral part of the condensed combined and consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("we" or the “Company”) is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or shares in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis") and CenStar Energy Corp. ("CenStar"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.
The Company is a Delaware corporation formed on April 22, 2014 by Spark Energy Ventures, LLC (“Spark Energy Ventures”) for the purpose of succeeding to Spark Energy Ventures’ ownership in SE and SEG. Spark Energy Ventures, a single member limited liability company formed on October 8, 2007 under the Texas Limited Liability Company Act (“TLLCA”) is an affiliate of NuDevco Retail Holdings, LLC (“NuDevco Retail Holdings”), a single member Texas limited liability company formed by Spark Energy Ventures on May 19, 2014 under the Texas Business Organizations Code (“TBOC”). NuDevco Retail Holdings was formed by Spark Energy Ventures to hold its investment in Spark HoldCo, LLC, our subsidiary and the direct parent of SEG and SE. NuDevco Retail Holdings is currently a direct wholly owned subsidiary of Electric Holdco, LLC, which is indirectly wholly owned by W. Keith Maxwell III. NuDevco Retail Holdings formed NuDevco Retail, LLC (“NuDevco Retail” and, together with NuDevco Retail Holdings, “NuDevco”), a single member limited liability company, on May 29, 2014 and it holds a 1% interest in Spark HoldCo formerly held by NuDevco Retail Holdings.
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

Oasis, through its operating subsidiary, Oasis Power LLC, is a retail energy provider with approximately 43,000 customers in six states as of September 30, 2015. Oasis was formed on August 28, 2009 as a limited liability company under the TBOC. We acquired Oasis on July 31, 2015 from an affiliate. Financial information has been recast to include results attributable to the acquisition of Oasis on May 12, 2015, the affiliate's acquisition date. See Note 2 “Basis of Presentation” and Note 3 "Acquisitions" for further discussion.

CenStar is a retail energy provider with approximately 16,000 customers in three states as of September 30, 2015. CenStar was incorporated on July 18, 2008 under the New York Business Corporation Law. We acquired CenStar on July 8, 2015.

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
2. Basis of Presentation
The accompanying interim unaudited condensed combined and consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC"), and include all wholly owned subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. Refer to further discussion at Note 15 "Equity Method Investment".
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed combined and consolidated financial statements. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the full year or for any interim period.
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

Transactions with Affiliates
The Company also enters into transactions with and incurs certain costs on behalf of affiliates that are commonly controlled by W. Keith Maxwell III in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. These transactions include, but are not limited to, certain services to the affiliated companies associated with the Company’s debt facility prior to the Offering, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, and administrative salaries for management due diligence work, recurring management consulting, accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed combined and consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates and are recorded net in general and administrative expense on the condensed combined and consolidated statements of operations with a corresponding accounts receivable—affiliates recorded in the condensed combined and consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed combined and consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed combined and consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 12 “Transactions with Affiliates.”
These costs are not necessarily indicative of the cost that the Company would have incurred had it operated as an independent stand-alone entity prior to the Offering. Affiliates have also relied upon Spark Energy Ventures as a participant in the credit facility for periods prior to the Offering as described more fully in Note 5 “Long-Term Debt.” As such, the Company’s interim unaudited condensed combined and consolidated financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had the Company operated as an independent stand-alone company prior to the Offering. As a result, historical financial information prior to the Offering is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future. The Company's unaudited condensed consolidated financial statements subsequent to the Offering are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries.

Presentation of the Acquisition of Oasis Power Holdings, LLC

On May 12, 2015, Retailco Acquisition Co, LLC ("Retailco"), an affiliate of NuDevco, completed the acquisition of 100% of the membership interests of Oasis. Also, on May 12, 2015, Spark HoldCo entered into a Membership Interest Purchase Agreement (the "Oasis Purchase Agreement") with Retailco for the purchase of all the membership interests of Oasis. Spark HoldCo completed the acquisition of Oasis from Retailco on July 31, 2015. See Note 3 "Acquisitions" for further discussion. Because the acquisition of Oasis was a transfer of equity interests of entities under common control, the Company's historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to Oasis from May 12, 2015. The unaudited condensed consolidated financial statements for this recast period have been prepared from Retailco's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Oasis during the recast period.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed combined and consolidated financial statements. See Note 16 “Subsequent Events” for further discussion.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU

No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption at an interim period. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 amends existing guidance to require subsequent measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 will have a material effect on the combined or consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). The amendment in ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. The debt issuance cost associated with line-of-credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt ASU 2015-15 on January 1, 2016 in conjunction with ASU 2015-03 and does not expect the adoption of ASU 2015-15 will have a material effect on the combined or consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that the acquirer in a business combination account for measurement period adjustments retrospectively. Instead, the acquirer will recognize adjustments to provisional amounts identified within the measurement period in the reporting period in which those adjustments are determined. ASU 2015-16 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The guidance is to be applied prospectively for adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company will adopt ASU 2015-16 on January 1, 2016 and does not expect the adoption of ASU 2015-15 will have a material effect on the combined or consolidated financial statements.

3. Acquisitions

Acquisition of CenStar Energy Corp

On July 8, 2015, the Company completed its acquisition of CenStar, a retail energy company based in New York. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, plus working capital of $10.4 million and an earnout payment estimated as of the acquisition date to be $0.5 million, which is associated with a financial measurement attributable to the operations of CenStar for the year following the closing ("CenStar Earnout"). See Note 6 "Fair Value Measurements" for further discussion on the CenStar Earnout. The purchase price was financed with $16.6 million (including positive working capital of $10.4 million) under our senior secured revolving credit facility ("Senior Credit Facility") and $2.1 million from the issuance of a convertible subordinated note ("CenStar Note") from the Company and Spark HoldCo to Retailco. See Note 5 "Debt" for further discussion of the Senior Credit Facility and the CenStar Note.

The acquisition of CenStar has been accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase consideration is as follows (in thousands):

Cash	$371
Net working capital, net of cash acquired	10,094
Property and equipment	52
Intangible assets - customer relationships	5,044
Intangible assets - trademark	651
Goodwill	6,497
Fair value of derivative liabilities	(3,475)
Total	$19,234

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, "Fair Value Measurement" ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 6 "Fair Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements were as follows:

Customer relationships. The customer relationships, reflective of CenStar’s customer base, were valued using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, fixed assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return by retail unit to arrive at the present value of the expected future cash flows. These customer relationships are amortized to depreciation and amortization based on the expected future net cash flows by year.

Trademark. The fair value of the CenStar trademark is reflective of the value associated with the recognition and positive reputation of CenStar to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. The fair value of the trademark was valued using a royalty savings method under the income approach. Under this approach, the Company estimated the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. We analyzed market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return.

Goodwill. The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of CenStar primarily due to its strong brand and broker affinity relationships, along with access to new utility service territories. Goodwill recorded in connection with the acquisition of CenStar is not deductible for income tax purposes because CenStar was an acquisition of all outstanding equity interests. The final valuation of assets acquired and liabilities assumed is not complete and the net adjustments to those values may result in changes to goodwill and other carrying amounts initially assigned to the assets and liabilities based on the preliminary fair value analysis. The principal remaining item relates to finalization of the valuation of customer relationships and working capital amounts, which are expected to be finalized once the period for post-closing adjustments expires in the fourth quarter of 2015.

The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, included $10.4 million of revenue and $1.1 million of losses from operations related to the operations of CenStar. The Company incurred $0.1 million of customer acquisition costs for the three and nine months ended September 30, 2015, respectively, in connection with the acquisition of CenStar, which have been expensed as incurred and included in general and administrative expense in the condensed consolidated statement of operations.

Acquisition of Oasis Power Holdings, LLC

On July 31, 2015, the Company completed its acquisition of Oasis, a retail energy company operating in six states across 18 utilities. The purchase price for the Oasis acquisition was $20.0 million, subject to working capital adjustments. The purchase price was financed with $15.0 million in borrowings under our Senior Credit Facility and $5.0 million from the issuance of a convertible subordinated note ("Oasis Note") from the Company and Spark HoldCo to Retailco. See Note 5 "Debt" for further discussion of the Senior Credit Facility and the Oasis Note.

As discussed in Note 2 "Basis of Presentation," the acquisition of Oasis by the Company from Retailco was a transfer of equity interests of entities under common control on July 31, 2015. Accordingly, the assets acquired and liabilities assumed were based on their historical values as of July 31, 2015 as follows (in thousands):

Cash	$271
Net working capital, net of cash acquired	2,056
Property and equipment	38
Intangible assets - customer relationships	7,963
Intangible assets - trademark	602
Goodwill	11,889
Fair value of derivative liabilities	(819)
Total	$22,000

Goodwill was transferred based on the acquisition of Oasis by Retailco on May 12, 2015 and was primarily due to Oasis's brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the transfer of Oasis is deductible for income tax purposes.

The Company’s condensed consolidated statements of operations for three months ended September 30, 2015 included $10.6 million of revenue and $0.5 million of income from operations related to the operations of Oasis.

The Company’s condensed consolidated statements of operations for nine months ended September 30, 2015 included $15.4 million of revenue and $0.1 million of loss from operations related to the operations of Oasis.

4. Property and Equipment
Property and equipment consist of the following amounts as of:

	Estimated useful lives	September 30, 2015	December 31, 2014
	(years)	(In thousands)
Information technology	2 – 5	$26,938	$25,588
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,007	998
Total		32,513	31,154
Accumulated depreciation		(28,091)	(26,933)
Property and equipment—net		$4,422	$4,221
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2015 and December 31, 2014, information technology includes $0.7 million and $0.4 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed combined and consolidated statements of operations was $0.3 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.
5. Debt
Prior to the Offering - Overview
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
Prior to the Offering - Working Capital Facility
The working capital facility was $150 million in 2012 under the Fifth Amended Credit Agreement and was later amended to $70 million on December 17, 2012 under the Sixth Amended Credit Agreement. On July 31, 2013, and in conjunction with the Seventh Amended Credit Agreement, the working capital facility was increased to $80 million.
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
Under the Seventh Amended Credit Agreement, the Company was able to elect to have loans under the working capital facility bear interest (i) at a Eurodollar-based rate plus a margin ranging from 3.00% to 3.25%, depending on the Spark Energy Ventures’ aggregate amount outstanding then in effect, (ii) at a base rate loan plus a margin ranging from 2.00% to 2.25%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect or (iii) a cost of funds rate loan plus a margin ranging from 2.50% to 2.75%, depending on Spark Energy Ventures’ aggregate amount outstanding then in effect. Each working capital loan made as a result of a drawing under a letter of credit bears interest on the outstanding principal amount thereof from the date funded at a floating rate per annum equal to the cost of funds rate plus the applicable margin until such loan has been outstanding for more than two business days and, thereafter, bears interest on the outstanding principal amount thereof at a floating rate per annum equal to the base rate plus the applicable margin, plus 2.00% per annum. The Company also paid a commitment fee equal to 0.50% per annum.
Prior to the Offering - NuDevco Note
NuDevco Retail Holdings transferred Spark HoldCo units to the Company for the $50,000 NuDevco Note, and the limited liability company agreement of Spark HoldCo was amended and restated to admit Spark Energy, Inc. as its sole managing member. This promissory note was repaid in connection with proceeds from the Offering.

Senior Credit Facility Executed at the Offering

Concurrently with the closing of the Offering, the Company entered into a new $70.0 million senior secured revolving credit facility (“Senior Credit Facility”), which was set to mature on August 1, 2016. If no event of default has occurred, the Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the Senior Credit Facility up to $120.0 million. The Company borrowed approximately $10.0 million under the Senior Credit Facility at the closing of the Offering to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remaining $29.0 million of indebtedness outstanding under the Seventh Amended Credit Agreement at the Offering date was paid down by our affiliate with its own funds concurrent with the closing of the Offering pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated. The Company had $15 million in letters of credit outstanding under the Senior Credit Facility at inception.

On July 8, 2015, the Company as guarantor, and Spark HoldCo (the “Borrower," and together with the subsidiaries of Spark HoldCo, the “Co-Borrowers”) amended and restated the Senior Credit Facility to include a senior secured revolving working capital facility of $60.0 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. The Company borrowed $16.6 million utilized in the closing of the CenStar acquisition, and on July 31, 2015, the Company borrowed an additional $15.0 million utilized in the closing of the Oasis acquisition. Refer to Note 3 "Acquisitions" for further discussion.

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

The Company has the ability to elect the availability under the Working Capital Line between $30.0 million to $60.0 million. Availability under the working capital line will be subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the Agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

The Senior Credit Facility is secured by the equity interests of SE, SEG, Spark HoldCo, Oasis and CenStar (the “Co-Borrowers”) present and future subsidiaries, all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts.
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
Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to Retailco for $2.1 million on July 8, 2015. The CenStar Note matures on July 8, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay interest in kind at its option. The CenStar Note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $16.57 per share. Retailco may not exercise conversion rights for the first eighteen months after the CenStar Note is issued. The CenStar Note is subject to automatic conversion upon a sale of the Company. The CenStar Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the CenStar Note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to Retailco for $5.0 million on July 31, 2015. The Oasis Note matures on July 31, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay-in-kind any interest at its option. The Oasis Note is convertible into shares of the Company's Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $14.00 per share. Retailco may not exercise conversion rights for the first eighteen months after the Oasis Note is issued. The Oasis Note is subject to automatic conversion upon a sale of the Company. The Oasis Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Oasis Note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.
The conversion rate of $14.00 per share for the Oasis Note was fixed as of the date of the execution of the Oasis acquisition agreement on May 12, 2015. Due to a rise in the price of our common stock from May 12, 2015 to the closing of Oasis acquisition on July 31, 2015, the conversion rate of $14.00 per share was below the market price per share of Class A common stock of $16.21 on the issuance date of the Oasis Note on July 31, 2015. As a result, the Company assessed the Oasis Note for a beneficial conversion feature. Due to this conversion feature being "in-the-money" upon issuance, we recognized a beneficial conversion feature based on its intrinsic value of $0.8 million as a discount to the Oasis Note and as additional paid-in capital. This discount will be amortized as interest expense under the effective interest method over the life of the Oasis Note.
Balance Sheet and Income Statement Summary
Debt consists of the following amounts as of (in thousands):

	September 30, 2015	December 31, 2014
Current portion of Senior Credit Facility	$31,306	$33,000
Total current liabilities	31,306	33,000
Long-term portion of Senior Credit Facility	15,919	—
Convertible subordinated notes to affiliate (1)	6,307	—
Total long-term liabilities	22,226	—
Total debt	$53,532	$33,000
(1)    Includes unamortized discount of $0.8 million at September 30, 2015 related to a beneficial conversion feature of the Oasis Note.

The Company incurred interest expense related to our Senior Credit Facility and other revolving credit facilities prior to the Offering of $0.4 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.

The Company incurred commitment fees totaling less than $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and less than $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.

At September 30, 2015, the Company had $20.7 million in letters of credit outstanding. The Company incurred fees on letters of credit issued and outstanding totaling $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations.

Deferred financing costs were $0.5 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively. Of these amounts, $0.5 million and $0.2 million is recorded in other current assets in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, and $0.1 million is recorded in other assets in the condensed combined and consolidated balance sheet as of December 31, 2014, based on the terms of the working capital facilities. Amortization of deferred financing costs of $0.2 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, which is recorded in interest expense in the condensed combined and consolidated statements of operations. On July 8, 2015, the Company capitalized $0.8 million in deferred financing costs in conjunction with this amendment and restatement of the Senior Credit Facility and expensed $0.1 million in deferred financing costs previously capitalized related to the prior Senior Credit Facility, which is included in the aforementioned amortization.

The Company incurred total interest expense related to convertible subordinated notes of $0.1 million, including amortization of the discount on the Oasis Note of less than $0.1 million, for both the three and nine months ended September 30, 2015.

6. Fair Value Measurements
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
The Company applies fair value measurements to its commodity derivative instruments and a contingent payment arrangement based on the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

•
Level 3—Unobservable inputs for the asset or liability, including situations where there is little, if any, observable market activity for the asset or liability. A contingent payment arrangement related to the CenStar acquisition is categorized as Level 3.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured and recorded at fair value in the Company’s condensed combined and consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy as of (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Non-trading commodity derivative assets	$—	$124	$—	$124
Trading commodity derivative assets	—	5	—	5
Total commodity derivative assets	$—	$129	$—	$129
Non-trading commodity derivative liabilities	$(3,617)	$(3,649)	$—	$(7,266)
Trading commodity derivative liabilities	(34)	(10)	—	(44)
Total commodity derivative liabilities	$(3,651)	$(3,659)	$—	$(7,310)
Contingent payment arrangement	$—	$—	$(500)	$(500)

	Level 1	Level 2	Level 3	Total
December 31, 2014
Non-trading commodity derivative assets	$—	$80	$—	$80
Trading commodity derivative assets	—	136	—	136
Total commodity derivative assets	$—	$216	$—	$216
Non-trading commodity derivative liabilities	$(6,810)	$(5,017)	$—	$(11,827)
Trading commodity derivative liabilities	(32)	(145)	—	(177)
Total commodity derivative liabilities	$(6,842)	$(5,162)	$—	$(12,004)
The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2015 and the year ended December 31, 2014.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of September 30, 2015 and December 31, 2014, the credit risk valuation adjustment was not material.
The contingent payment arrangement referred to above reflects the CenStar Earnout, which is recorded in other current liabilities in the condensed consolidated balance sheet and discussed in Note 3 "Acquisitions." The CenStar Earnout is based on a financial measurement attributable to the operations of CenStar for the year following the closing of the acquisition. In determining the fair value of the CenStar Earnout, the Company forecasted this one year performance measurement, as defined by the CenStar stock purchase agreement. As this performance measurement is based on the Company's internal forecasts, we have classified the CenStar Earnout as a Level 3 measurement. There have been no changes to our estimate of the CenStar Earnout since its initial recognition on July 8, 2015 in connection with the CenStar acquisition.
Other Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable-affiliates, accounts payable, accounts payable-affiliates, and accrued liabilities recorded in the condensed combined and consolidated balance sheets approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt recorded in the condensed combined and consolidated balance sheets approximates fair value because of the variable rate nature of the Company’s long-term debt. The fair value of our convertible subordinated notes is not determinable due to the affiliate nature and terms of the associated debt instrument with the affiliate. The fair value of the payable pursuant to tax receivable agreement—affiliate is not determinable due to the affiliate nature and terms of the associated agreement with the affiliate.
7. Accounting for Derivative Instruments
The Company is exposed to the impact of market fluctuations in the price of electricity and natural gas and basis costs, storage and ancillary capacity charges from independent system operators. The Company uses derivative instruments to manage exposure to these risks, and historically designated certain derivative instruments as cash flow hedges for accounting purposes. For derivatives designated in a qualifying cash flow hedging relationship, the effective portion of the change in fair value is recognized in accumulated other comprehensive income (“OCI”) and reclassified to earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in earnings. As of September 30, 2015 and December 31, 2014, the Company had not designated any derivative instruments as cash flow hedges.
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
Derivative assets and liabilities are presented net in the Company’s condensed combined and consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2015 and December 31, 2014, the Company had paid zero in collateral. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

In connection with the acquisitions of Oasis and CenStar, the Company novated their existing transactions for the purchase and sale of gas and power over to SE and SEG.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of:
Non-trading

Commodity	Notional	September 30, 2015	December 31, 2014
Natural Gas	MMBtu	10,131	9,690
Natural Gas Basis	MMBtu	993	2,710
Electricity	MWh	1,368	607
Trading

Commodity	Notional	September 30, 2015	December 31, 2014
Natural Gas	MMBtu	(160)	(155)
Natural Gas Basis	MMBtu	(760)	(56)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015	2014
Loss on non-trading derivatives, net (including loss on non-trading derivatives—affiliates, net of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively)	$132	$(1,163)
Gain (loss) on trading derivatives, net (including loss on trading derivatives—affiliates, net of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively)	(71)	(15)
Loss on derivatives, net	61	(1,178)
Current period settlements on non-trading derivatives (1)	4,035	3,039
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0 and $0 for the three months ended September 30, 2015 and 2014, respectively)	128	(35)
Total current period settlements on derivatives	$4,163	$3,004
(1)     Excludes settlements of $2.0 million for the three months ended September 30, 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

	Nine Months Ended September 30,
	2015	2014
Gain (loss) on non-trading derivatives, net	$(5,876)	$5,847
Loss on trading derivatives, net (including loss on trading derivatives—affiliates, net of $0 and $1,792 for the nine months ended September 30, 2015 and 2014, respectively)	(242)	(5,585)
Gain (loss) on derivatives, net	(6,118)	262
Current period settlements on non-trading derivatives (1)	12,643	(9,959)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0 and $1,693 for the nine months ended September 30, 2015 and 2014, respectively)	244	2,707
Total current period settlements on derivatives	$12,887	$(7,252)
(1)     Excludes settlements of $2.2 million for the nine months ended September 30, 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.
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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	September 30, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$292	$(168)	$124	$—	$124
Trading commodity derivatives	8	(3)	5	—	5
Total Current Derivative Assets	300	(171)	129	—	129
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$300	$(171)	$129	$—	$129

	September 30, 2015
Description	Gross Liabilities		Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(12,239)		$5,845	$(6,393)	$—	$(6,393)
Trading commodity derivatives	(76)		32	(44)	—	(44)
Total Current Derivative Liabilities	(12,315)		5,877	(6,437)	—	(6,437)
Non-trading commodity derivatives	(1,346)		474	(873)	—	(873)
Total Non-current Derivative Liabilities	(1,346)	v	474	(873)	—	(873)
Total Derivative Liabilities	$(13,661)		$6,351	$(7,310)	$—	$(7,310)

	December 31, 2014
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,642	$(3,562)	$80	$—	$80
Trading commodity derivatives	234	(98)	136	—	136
Total Current Derivative Assets	3,876	(3,660)	216	—	216
Non-trading commodity derivatives	313	(313)	—	—	—
Total Non-current Derivative Assets	313	(313)	—	—	—
Total Derivative Assets	$4,189	$(3,973)	$216	$—	$216

	December 31, 2014
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(14,911)	$3,562	$(11,349)	$—	$(11,349)
Trading commodity derivatives	(275)	98	(177)	—	(177)
Total Current Derivative Liabilities	(15,186)	3,660	(11,526)	—	(11,526)
Non-trading commodity derivatives	(791)	313	(478)	—	(478)
Total Non-current Derivative Liabilities	(791)	313	(478)	—	(478)
Total Derivative Liabilities	$(15,977)	$3,973	$(12,004)	$—	$(12,004)

8. Equity

Class A Common Stock

The Company has a total of 3,097,193 shares of its Class A common stock outstanding at September 30, 2015. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company has a total of 10,750,000 shares of its Class B common stock outstanding at September 30, 2015. Each share of Class B common stock, all of which is held by NuDevco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock of which there are no issued and outstanding shares at September 30, 2015.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to shareholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company's outstanding unvested restricted stock units, (2) using the if-converted method to determine the potential dilutive effect of the Company's Class B common stock and (3) using the if-converted method to determine the potential dilutive effect of the outstanding convertible subordinated notes into the Company's Class B common stock.

The following table presents the computation of earnings per share for the three months and nine months ended September 30, 2015 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net income attributable to shareholders of Class A common stock	$1,314	$3,884
Basic weighted average Class A common shares outstanding	3,097	3,053
Basic EPS attributable to shareholders	$0.42	$1.27

Net income attributable to shareholders of Class A common stock	$1,314	$3,884
Effect of conversion of Class B common stock to shares of Class A common stock	3,605	11,734
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	(520)	(436)
Diluted net income attributable to shareholders of Class A common stock	4,399	15,182
Basic weighted average Class A common shares outstanding	3,097	3,053
Effect of dilutive Class B common stock	10,750	10,750
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	351	118
Effect of dilutive restricted stock units	34	27
Diluted weighted average shares outstanding	14,232	13,948

Diluted EPS attributable to shareholders	$0.31	$1.09

Non-controlling Interest

From the Offering to May 4, 2015, the Company owned a 21.82% economic interest in Spark HoldCo, and NuDevco owned a 78.18% economic interest in Spark HoldCo. At September 30, 2015, the Company owns a 22.37% economic interest in Spark HoldCo, and is the sole managing member in Spark HoldCo, and NuDevco owns a 77.63% economic interest in Spark HoldCo. As a result, the Company has consolidated the financial position and results of operations of Spark HoldCo and reflected the economic interest owned by NuDevco as a non-controlling interest.
9. Stock-Based Compensation

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

On August 1, 2014, the Company granted restricted stock units to our employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over a nine month period for non-employee directors and ratably over approximately three or four years for officers, employees, and employees of affiliates, depending on years of service at the grant date, with the initial vesting date occurring on May 4, 2015 and each subsequent vesting date occurring each May 4 thereafter. On May 18, 2015, the Company granted restricted stock units to certain employees and non-employee directors. Thereafter, the Company periodically granted restricted stock units to certain employees. These restricted stock unit awards vest over one to four years, respectively, with the first vesting occurring on May 18, 2016 and each subsequent vesting date occurring each May 18 thereafter. Each restricted stock unit is entitled to receive a dividend equivalent when dividends are declared and distributed to shareholders of Class A common stock. These dividend equivalents entitle the holder to additional restricted stock units effective as of the record date of such dividends and vested upon the same schedule as the underlying restricted stock unit.

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

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units was based on the Company’s Class A common stock price as of the grant date, and the Company recognized stock based compensation expense of $0.6 million for the three months ended September 30, 2015 and $1.4 million for the nine months ended September 30, 2015 in general and administrative expense and a corresponding increase to additional paid in capital. During both the three and nine months ended September 30, 2014, the Company recognized stock based compensation expense of $0.2 million related to those awards issued on August 1, 2014. No compensation expense was recorded prior to August 1, 2014 as there were no LTIP awards outstanding.

The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	256,884	$17.93
Granted	127,000	14.23
Dividend reinvestment issuances	20,506	14.70
Vested	(69,312)	17.84
Forfeited	(22,534)	16.50
Unvested at September 30, 2015	312,544	$16.34

As of September 30, 2015, there was $4.3 million of total unrecognized compensation cost related to the Company's equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards in accordance with ASC 718 as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units was based on the Company’s Class A common stock price as of the reported period ending date and the Company recognized stock based compensation expense of $0.2 million for the three months ended September 30, 2015 and $0.6 million for the nine months ended September 30, 2015 in general and administrative expense and a corresponding increase to liabilities. As of September 30, 2015, the Company's liabilities related to these restricted stock units were recorded in other current liabilities and other non-current liabilities of $0.4 million and zero, respectively. During both the three and nine months ended September 30, 2014, the Company recognized stock based compensation expense of $0.2 million related to those awards issued on August 1, 2014. No compensation expense was recorded prior to August 1, 2014 as there were no LTIP awards outstanding.

The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2014	124,093	$14.09
Granted	16,200	15.76
Dividend reinvestment issuances	7,788	15.69
Vested	(49,317)	12.64
Forfeited	—	—
Unvested at September 30, 2015	98,764	$15.21

As of September 30, 2015, there was $1.2 million of total unrecognized compensation cost related to the Company's liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.6 years.

10. Taxes

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

As of September 30, 2015, the Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco on the Offering date. In addition, as of September 30, 2015, the Company had a long-term liability of $20.8 million for the effect of the Tax Receivable Agreement liability (See Note 12 “Transactions with Affiliates” for further discussion) and a corresponding long-term deferred tax asset of approximately $7.5 million.

The effective U.S. federal and state income tax rate for the nine months ended September 30, 2015 is 6.5% with respect to pre-tax income attributable to the Company's stockholders. Total income tax expense for the nine months ended September 30, 2015 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes, timing of discrete items and the impact of permanent differences between book and taxable income, most notably the income attributable to noncontrolling interest.
11. Commitments and Contingencies
From time to time, the Company may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that we are a party to any litigation, claims or proceedings that will have a material impact on the Company’s condensed combined and consolidated financial condition or results of operations.
12. Transactions with Affiliates
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
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable-affiliates of $1.4 million and $1.2 million as of September 30, 2015 and December 31, 2014, respectively, and current accounts payable—affiliates of $1.9 million and $1.0 million as of September 30, 2015 and December 31, 2014, respectively for certain direct billings and cost allocations for services the Company provided to affiliates and sales or purchases of natural gas and electricity with affiliates.
Prepaid Assets—Affiliates

Prior to April 2015, the Company incurred and subsequently billed or allocated costs of certain employee benefit costs of behalf of affiliates commonly controlled by NuDevco. In April 2015, the Company began prepaying NuDevco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets—affiliates of $0.1 million as of September 30, 2015.
Revenues and Cost of Revenues—Affiliates
Beginning on August 1, 2013, the Company and another affiliate entered into an agreement whereby the Company purchased natural gas from the affiliate at the tailgate of the Marlin plant. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three months ended September 30, 2015 and 2014 related to this agreement were $3.4 million and $6.5 million, respectively. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the nine months ended September 30, 2015 and 2014 related to this agreement were $9.6 million and $25.0 million, respectively.
The Company also purchased natural gas at a nearby third party plant inlet which was then sold to the affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the three months ended September 30, 2015 and 2014 related to these sales were $0.3 million and $3.2 million, respectively. Revenues—affiliates, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations for the nine months ended September 30, 2015 and 2014 related to these sales were $0.9 million and $10.3 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with Marlin, at Marlin’s pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Company’s results are cost of revenues-affiliates, recorded in retail cost of revenues in the condensed combined and consolidated statements of operations related to this activity, which was less than $0.1 million for both the three and nine months ended September 30, 2015 and 2014, respectively.
Prior to the Offering, the Company also purchased electricity for an affiliate and sold the electricity to the affiliate at the same market price that the Company paid to purchase the electricity. There were no sales of electricity to the affiliate for the three and nine months ended September 30, 2015. There was no in sales of electricity to the affiliate for the three months ended September 30, 2014 and $2.2 million for the nine months ended September 30, 2014, which is recorded in retail revenues—affiliate in the condensed combined and consolidated statements of operations.
Also included in the Company’s results are cost of revenues—affiliates related to derivative instruments, recorded in net asset optimization revenues in the condensed combined and consolidated statements of operations. There was no cost of revenues—affiliates related to derivative instruments for the three and nine months ended September 30, 2015. There was no impact for the three months ended September 30, 2014 and loss of $0.6 million for the nine months ended September 30, 2014, respectively.
Cost allocations
The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, including costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities based on percentage of departmental usage, wages or headcount. The total amount direct billed and allocated to affiliates was $0.6 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively, which is recorded as a reduction in general and administrative expenses in the condensed combined and consolidated statements of operations.

The Company pays residual commissions to an affiliate for all customers enrolled by the affiliate who pay their monthly retail gas or retail electricity bill. No commissions were paid to the affiliate for the three or nine months ended September 30, 2015. There were no commissions paid to the affiliate for the three months ended September 30, 2014. Commissions paid to the affiliate were $0.1 million for the nine months ended September 30, 2014, which is recorded in general and administrative expense in the condensed combined and consolidated statements of operations. This agreement with the affiliate was terminated in May 2014.

Member Distributions and Contributions
During the nine months ended September 30, 2015, the Company made distributions to NuDevco in connection with its holdings of units of Spark HoldCo of $11.7 million in conjunction with the payment of its fourth quarter 2014, first quarter 2015 and second quarter 2015 distributions. Additionally, during the nine months ended September 30, 2015, the Company received a contribution from NuDevco of $0.1 million as NuDevco forgave an account payable due to NuDevco that arose from the payment of withholding taxes related to the vesting of restricted stock units of certain employees of NuDevco who perform services for the Company. During the nine months ended September 30, 2014, the Company made net capital distributions to W. Keith Maxwell III of $36.4 million. In contemplation of the Company’s initial public offering, the Company entered into an agreement with an affiliate in April 2014 to permanently forgive all net outstanding accounts receivable balances from the affiliate through the Offering date. As a result, the accounts receivable balances from the affiliate have been eliminated and presented as a distribution to W. Keith Maxwell III for 2014.

Tax Receivable Agreement

Concurrently with the closing of the Offering, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to NuDevco of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings in connection with the Offering, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 10 “Taxes” for further discussion of amounts recorded in connection with the Offering.

In certain circumstances, the Company may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the Tax Receivable Agreement, which are NuDevco Retail Holdings and NuDevco Retail. We did not meet the threshold coverage ratio required to fund the first payment to NuDevco Retail Holdings, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2015. As such, the initial payment under the Tax Receivable Agreement due in late 2015 will be deferred pursuant to the terms thereof.

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

13. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $27.7 million and $45.9 million and asset optimization cost of revenues of $28.2 million and $46.0 million for the three months ended September 30, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $120.7 million and $225.4 million and asset optimization cost of revenues of $119.4 million and $223.7 million for the nine months ended September 30, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues.The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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

Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$6,455	$1,032	$24,442	$7,906
Interest and other income	(5)	(40)	(326)	(111)
Interest expense	800	615	1,415	1,150
Operating Income	7,250	1,607	25,531	8,945
Depreciation and amortization	7,557	4,113	17,873	10,324
General and administrative	15,493	10,634	43,909	28,494
Less:
Net asset optimization revenue	(545)	(141)	1,317	1,681
Net, Gains (losses) on non-trading derivative instruments	132	(1,163)	(5,876)	5,847
Net, Cash settlements on non-trading derivative instruments	4,035	3,039	12,643	(9,959)
Retail Gross Margin	$26,678	$14,619	$79,229	$50,194

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$76,913	$14,354	$—	$—	$91,267
Retail cost of revenues	50,787	10,180	—	—	60,967
Less:
Net asset optimization revenues	—	(545)	—	—	(545)
Gains (losses) on non-trading derivatives	3,891	(3,759)	—	—	132
Current period settlements on non-trading derivatives	3,310	725	—	—	4,035
Retail Gross Margin	$18,925	$7,753	$—	$—	$26,678
Total Assets	$147,037	$101,844	$96,319	$(184,747)	$160,453

Three Months Ended September 30, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$51,748	$16,469	$—	$—	$68,217
Retail cost of revenues	41,628	10,235	—	—	51,863
Less:
Net asset optimization revenues	—	(141)	—	—	(141)
Gains (losses) on non-trading derivatives	445	(1,608)	—	—	(1,163)
Current period settlements on non-trading derivatives	2,906	133	—	—	3,039
Retail Gross Margin	$6,769	$7,850	$—	$—	$14,619
Total Assets	$47,677	$92,974	$20,309	$(38,886)	$122,074

Nine Months Ended September 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$170,060	$93,253	$—	$—	$263,313
Retail cost of revenues	122,864	53,136	—	—	176,000
Less:
Net asset optimization revenues	—	1,317	—	—	1,317
Gains (losses) on non-trading derivatives	(2,201)	(3,675)	—	—	(5,876)
Current period settlements on non-trading derivatives	5,727	6,916	—	—	12,643
Retail Gross Margin	$43,670	$35,559	$—	$—	$79,229
Total Assets	$147,037	$101,844	$96,319	$(184,747)	$160,453

Nine Months Ended September 30, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$137,968	$102,166	$—	$—	$240,134
Retail cost of revenues	114,997	77,374	—	—	192,371
Less:
Net asset optimization revenues	—	1,681	—	—	1,681
Gains (losses) on non-trading derivatives	6,037	(190)	—	—	5,847
Current period settlements on non-trading derivatives	(7,585)	(2,374)	—	—	(9,959)
Retail Gross Margin	$24,519	$25,675	$—	$—	$50,194
Total Assets	$47,677	$92,974	$20,309	$(38,886)	$122,074
Significant Customers
For the three and nine months ended September 30, 2015, we had one significant customer that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues. For the three and nine months ended September 30, 2014, we had four and one significant customers, respectively, that individually accounted for more than 10% of the Company’s combined net asset optimization revenues.
For the three and nine months ended September 30, 2015 and 2014, no individual customer accounted for more than 10% of the Company's combined and consolidated retail electricity or retail natural gas total revenues.
Significant Suppliers
For the three and nine months ended September 30, 2015, we had one individual supplier that individually accounted for more than 10% of the Company’s consolidated net asset optimization revenues cost of revenues. For the three and nine months ended September 30, 2014, we had two and one significant suppliers, respectively, that individually accounted for more than 10% of the Company’s combined net asset optimization revenues cost of revenues.

For the three and nine months ended September 30, 2015, the Company had five and four significant suppliers, respectively, that individually accounted for more than 10% of the Company’s consolidated retail electricity retail cost of revenues. For the three and nine months ended September 30, 2014, the Company had one significant supplier that individually accounted for more than 10% of the Company's combined retail electricity retail cost of revenues.
For the three and nine months ended September 30, 2015 and 2014, no individual supplier accounted for more than 10% of the Company's combined and consolidated retail natural gas retail cost of revenues.

14. Customer Acquisitions

On March 3, 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 25,800 residential and commercial natural gas contracts in Northern California for a purchase price of approximately $2.0 million. The transaction closed in April 2015. The purchase price was capitalized as intangible assets - customer acquisitions and will be amortized over a three year period as customers begin using natural gas under a contract with the Company.
15. Equity Method Investment

Investment in eREX Spark Marketing Co., Ltd

In September 2015, the Company, together with eREX Co., Ltd., a Japanese company, entered into an agreement ("eREX JV Agreement") to form a new joint venture eREX Spark Marketing Co., Ltd ("eREX Spark"). As part of this agreement, the Company contributed 39.2 million Japanese Yen, or $0.3 million, for 20% ownership of eREX Spark. As certain conditions under the eREX JV Agreement are met, the Company is committed to make additional capital contributions totaling 117.2 million Japanese Yen, or $1.0 million through November 2016 based on exchange rates at September 30, 2015. Additionally, the Company is entitled to share in 30% of the dividends distributed by eREX Spark for the first year a qualifying dividend is paid and for the subsequent four years thereafter. After this period, dividends will be distributed proportionately with the equity ownership of eREX Spark. eREX Spark's board of directors consists of four directors, one of whom is appointed by the Company.

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, of an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.

Based on the Company's significant influence, as reflected by the 20% equity ownership and 25% control of the eREX Spark board of directors, we recorded the investment in eREX Spark as an equity method investment. Our investment in eREX Spark was $0.3 million as of September 30, 2015 and recorded in other assets in the condensed combined and consolidated balance sheet. As no significant activity has occurred since our initial investment in eREX Spark, no amounts were recorded in our condensed combined and consolidated statements of operations for the three and nine months ended September 30, 2015.
16. Subsequent Events

Declaration of Dividends

On October 21, 2015, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on November 30, 2015 and payable on December 14, 2015.

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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors which could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

•	federal, state and local regulation,

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of internal billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority shareholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	competition, and

•	other factors discussed in “Risk Factors” in our Form 10-K for the year ended December 31, 2014, our Form 10-Q for the quarter ended June 30, 2015 and in our other public filings and press releases.

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
Overview

Spark Energy, Inc. ("we" or the “Company”) is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2015, we operated in 66 utility service territories across 16 states.

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the three and nine months ended September 30, 2015, approximately 16% and 35%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three and nine months ended September 30, 2015, approximately 84% and 65%, respectively, of our retail revenues were derived from the sale of electricity.

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

On July 8, 2015 the Company, as guarantor, and Spark HoldCo and its subsidiaries as co-borrrowers amended and restated its senior secured revolving credit facility (as amended and restated, the "Senior Credit Facility") to facilitate the acquisitions of Oasis Power Holdings, LLC ("Oasis") and CenStar Energy Corp. ("CenStar"). See “—Liquidity and Capital Resources” and “—Cash Flows” for a discussion of the terms of the Senior Credit Facility.

On July 8, 2015, the Company completed its acquisition of CenStar, a retail energy company based in New York with approximately 16,000 customers, or 65,000 RCEs. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments, plus working capital and an earnout payment estimated as of the acquisition date to be $0.5 million, which is associated with a financial measurement attributable to the operations of CenStar for the year following the closing (the "CenStar Earnout"). The purchase price was financed with $16.6 million (including positive working capital of $10.4 million) in borrowing under our Senior Credit Facility and $2.1 million from the issuance of a convertible subordinated note ("CenStar Note") from the Company and Spark HoldCo to Retailco Acquisition Co, LLC ("Retailco"), an affiliate of the Company’s founder and majority shareholder. See “—Cash Flows—Subordinated Debt to Affiliates” for a discussion of the terms of the CenStar Note.

On July 31, 2015, the Company completed its acquisition of Oasis, a retail energy company with approximately 37,000 customers, or 40,000 RCEs in six states across 18 utilities. The purchase price for the Oasis acquisition was $20.0 million, subject to working capital adjustments. The purchase price was financed with $15.0 million of borrowings under our Senior Credit Facility and $5.0 million from the issuance of a convertible subordinated note ("Oasis Note") from the Company and Spark HoldCo to Retailco.

The following table shows our customer count activity during the third quarter of 2015:

Customer Rollforward:
(In thousands)	June 30, 2015 (1)	Additions (2)	Attrition	September 30, 2015	% Increase (Decrease)
Retail Electricity Customers	186	45	(30)	201	8%
Retail Natural Gas Customers	156	31	(31)	156	—%
Total Retail Customers	342	76	(61)	357	4%
(1)     Includes 37,000 customers (40,000 RCEs) of Oasis. See "—Factors Affecting Comparability of Historical Financial Results—Presentation of the Acquisition of Oasis Power Holdings, LLC" for further discussion on the presentation of our results of Oasis.
(2)     Includes 16,000 customers (65,000 RCEs) from CenStar.

The following table details our residential customer equivalents ("RCEs") by geographical location as of September 30, 2015:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	132	55%	46	28%	178	44%
Midwest	42	18%	65	40%	107	27%
Southwest	65	27%	51	32%	116	29%
Total	239	100%	162	100%	401	100%

The geographical regions noted above include the following states:

•	East - New York, New Jersey, Pennsylvania, Connecticut, Massachusetts, Maryland and Florida;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Texas, California, Nevada, Colorado and Arizona.

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers organically as well as through acquisition activities.

Our acquisition activity in 2015 included both the acquisition of portfolios of customers as well as the acquisitions of CenStar and Oasis. We believe that these types of acquisition activities will continue to be a part of our customer growth strategy.

Our organic sales strategies are used to both maintain and grow our customer base by offering competitive pricing, price certainty and/or green product offerings.

Our customer count increased 4% during the third quarter of 2015 from 342,000 to 357,000 customers. Our customer count as of June 30, 2015 has been recasted to reflect the addition of 37,000 customers from the acquisition of Oasis. See "—Factors Affecting Comparability of Historical Financial Results—Presentation of the Acquisition of Oasis Power Holdings, LLC" for further discussion on the    presentation of our results of Oasis. During the third quarter of 2015, we added 16,000 customers from the acquisition of CenStar to our portfolio. Additionally, during the third quarter of 2015, we renegotiated our mass market vendor commission structure to correlate commission payments with customer value. This realignment has resulted in a slowing of organic additions of customers in the third quarter of 2015, which we expect to continue in the fourth quarter of 2015. Attrition outpaced organic customer adds by 1,000 customers in the third quarter of 2015.

Customer Acquisition Spending

Management of customer acquisition costs is a key component of our profitability. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods. We capitalize and amortize our customer acquisition costs over a two year period, which is based on the expected average length of a customer relationship. In determining the markets and products we focus direct sales efforts in, we factor in the required recovery of customer acquisition costs as a hurdle rate. Accordingly, our results are significantly influenced by the level of customer acquisition spending in a particular period.

As a result of recent changes to our residential vendor commission payment structure to better align them with lifetime customer value, our customer acquisition spending in the third quarter of 2015 slowed, resulting in customer acquisition spending of $5.8 million. This customer acquisition spending was split evenly between electric and natural gas. Electric customers were added across all of our geographic territories, and natural gas customers were primarily added in the Southwest and Northeast regions.

Our Ability to Manage Customer Attrition

Customer attrition for the third quarter of 2015 was 5.9%. Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults. Customer attrition in the third quarter is lower than in previous quarters due to aggressive management and resolution of key drivers of our heightened attrition in early 2015. Our high attrition was driven by the reduction of the Southern California customer base and billing issues in the Midwest. Both of these issues were actively managed in the second quarter of 2015, thus reducing the impact to overall attrition in the third quarter of 2015. Notwithstanding the reduction in overall attribution this quarter, we have seen higher than expected attrition related to customers that came on flow during the second quarter from our Northern California acquisition completed at the end of the first quarter of 2015.

Customer Credit Risk

Our bad debt expense for the third quarter of 2015 was approximately 5.5% of non-POR market retail revenues.  After the acquisitions of CenStar and Oasis in the third quarter of 2015, non-POR revenues made up approximately 38% of our total revenues. Bad debt expense continued to be negatively impacted by the higher attrition in the Midwest natural gas markets and continued disconnections for non-payment from our Southern California portfolio, where we stopped selling in January 2015. We have recently introduced upfront credit screening to many of our natural gas sales campaigns in order to proactively identify potential at-risk customers.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our concentration in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. Slightly warmer than normal weather, especially in the Northeast, had a positive impact on our electric gross margins during the third quarter of 2015.

Asset Optimization

Our natural gas business includes opportunistic transactions in the natural gas wholesale marketplace in conjunction with our retail procurement and hedging activities. Asset optimization opportunities primarily arise during the winter heating season when demand for natural gas is the highest. As such, the majority of our asset optimization profits are made in the winter. Given the opportunistic nature of these activities, we experience variability in our earnings from our asset optimization activities from year to year. As these activities are accounted for using mark to-market fair value accounting, the timing of our revenue recognition often differs from the actual cash settlement.

During the full year 2015, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013. Net asset optimization results were a loss of $0.5 million for the third quarter of 2015, primarily due to arbitrage opportunities we captured during the third quarter of 2015, offset by $0.7 million of our annual legacy demand charges allocated to the quarter.

Factors Affecting Comparability of Historical Financial Results

Presentation of the Acquisition of Oasis Power Holdings, LLC

On May 12, 2015, Retailco, an affiliate of W. Keith Maxwell III, completed the acquisition of Oasis. Also, on May 12, 2015, Spark HoldCo entered into a Membership Interest Purchase Agreement (the "Oasis Purchase Agreement") with Retailco for the purchase of all the membership interests of Oasis. The Company completed the acquisition of Oasis from Retailco on July 31, 2015. Because the acquisition of Oasis was a transfer of equity interests of entities under common control, the Company's historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to Oasis from May 12, 2015. The unaudited condensed consolidated financial statements for this recasted period have been prepared from Retailco's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Oasis during the recasted period.

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

Executive Compensation Programs. On August 1, 2014, May 18, 2015 and periodically thereafter, we granted restricted stock units to our employees, non-employee directors, and certain employees of our affiliates who perform services for us under our long-term incentive plan. The initial restricted stock unit awards generally vest ratably over approximately one, three or four years commencing May 4, 2015 and May 18, 2016, respectively, and include tandem dividend equivalent rights that will vest upon the same schedule as the underlying restricted stock unit.

Financing. The total amounts outstanding under our Seventh Amended Credit Agreement as of December 31, 2013 and until the Offering included amounts used to fund equity distributions to our common control owner, which, subsequent to the Offering, we no longer make. Concurrently with the closing of the Offering, we entered into a $70.0 million Senior Credit Facility, which was subsequently amended and restated on July 8, 2015, and the Seventh Amended Credit Agreement was terminated. As such, historical borrowings under our Seventh Amended Credit Agreement may not provide an accurate indication of what we need to operate our natural gas and electricity business.

How We Evaluate Our Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Adjusted EBITDA	$5,601	$(4,402)	$20,611	$6,366
Retail Gross Margin	$26,678	$14,619	$79,229	$50,194

Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, (ii) net gain (loss) on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense and (v) other non-cash operating items. EBITDA is defined as net income before provision for income taxes, interest expense and depreciation and amortization. We deduct all current period customer acquisition costs in the Adjusted EBITDA calculation because such costs reflect a cash outlay in the year in which they are incurred, even though we capitalize such costs and amortize them over two years in accordance with our accounting policies. The deduction of current period customer acquisition costs is consistent with how we manage our business, but the comparability of Adjusted EBITDA between periods may be affected by varying levels of customer acquisition costs. We deduct our net gains (losses) on derivative instruments, excluding current period cash settlements, from the Adjusted EBITDA calculation in order to remove the non-cash impact of net gains and losses on derivative instruments. We also deduct non-cash compensation expense as a result of restricted stock units that were issued under our long-term incentive plan subsequent to the closing of the Offering.

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$5,875	$419	$22,843	$7,129
Depreciation and amortization	7,557	4,113	17,873	10,324
Interest expense	800	615	1,415	1,150
Income tax expense	580	613	1,600	777
EBITDA	14,812	5,760	43,731	19,380
Less:
Net, Gains (losses) on derivative instruments	61	(1,178)	(6,118)	262
Net, Cash settlements on derivative instruments	4,163	3,004	12,887	(7,252)
Customer acquisition costs	5,825	8,698	17,725	20,366
Plus:
Non-cash compensation expense	838	362	1,374	362
Adjusted EBITDA	$5,601	$(4,402)	$20,611	$6,366

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$(15,887)	$(13,693)	$39,675	$11,965
Amortization of deferred financing costs	(194)	(355)	(295)	(580)
Allowance for doubtful accounts and bad debt expense	(1,903)	(1,946)	(6,082)	(3,973)
Interest expense	800	615	1,415	1,150
Income tax expense	580	613	1,599	777
Changes in operating working capital
Accounts receivable, prepaids, current assets	(3,677)	2,505	(29,460)	(11,393)
Inventory	2,103	5,649	(2,978)	5,338
Accounts payable and accrued liabilities	21,690	1,277	13,761	5,039
Other	2,089	933	2,976	(1,957)
Adjusted EBITDA	$5,601	$(4,402)	$20,611	$6,366
Cash Flow Data:
Cash flows (used in) provided operating activity	$(15,887)	$(13,693)	$39,675	$11,965
Cash flows used in investing activity	(22,057)	(810)	(42,819)	(2,214)
Cash flows provided by (used in) financing activity	40,284	15,499	6,140	(14,457)

The following table presents a reconciliation of Retail Gross Margin to operating income for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$7,250	$1,607	$25,531	$8,945
Depreciation and amortization	7,557	4,113	17,873	10,324
General and administrative	15,493	10,634	43,909	28,494
Less:
Net asset optimization revenues (expenses)	(545)	(141)	1,317	1,681
Net, Gains (losses) on non-trading derivative instruments	132	(1,163)	(5,876)	5,847
Net, Cash settlements on non-trading derivative instruments	4,035	3,039	12,643	(9,959)
Retail Gross Margin	$26,678	$14,619	$79,229	$50,194

Combined and Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

(In Thousands)	Three Months Ended September 30,
	2015	2014	Change
Revenues:
Retail revenues	$91,812	$68,358	$23,454
Net asset optimization revenues (expenses)	(545)	(141)	(404)
Total Revenues	91,267	68,217	23,050
Operating Expenses:
Retail cost of revenues	60,967	51,863	9,104
General and administrative	15,493	10,634	4,859
Depreciation and amortization	7,557	4,113	3,444
Total Operating Expenses	84,017	66,610	17,407
Operating income	7,250	1,607	5,643
Other (expense)/income:
Interest expense	(800)	(615)	(185)
Interest and other income	5	40	(35)
Total other expenses	(795)	(575)	(220)
Income before income tax expense	6,455	1,032	5,423
Income tax expense	580	613	(33)
Net income	$5,875	$419	$5,456
Adjusted EBITDA (1)	$5,601	$(4,402)	$10,003
Retail Gross Margin (1)	26,678	14,619	12,059
Customer Acquisition Costs	5,825	8,698	(2,873)
Customer Attrition	5.9%	5.4%	0.5%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended September 30, 2015 were approximately $91.3 million, an increase of approximately $23.1 million, or 34%, from approximately $68.2 million for the three months ended September 30, 2014. This increase was driven by an increase in electricity volume, which resulted in an increase of $31.4 million. This increase in electricity volumes was primarily due to our CenStar Energy and Oasis Energy acquisitions, combined with increases due to warmer weather. This increase was offset primarily by a decrease in electricity pricing, driven by lower supply costs, which resulted in a decrease of $6.2 million. Gas revenue declined by approximately $2.1 million, primarily due to a decrease in customer volume, driven by a decreasing organic customer base.

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2015 was approximately $61.0 million, an increase of approximately $9.1 million, or 18%, from approximately $51.9 million for the three months ended September 30, 2014. This increase was primarily due to an increase in electricity volume, which resulted in an increase of $27.3 million. This increase in electricity volume was primarily due to our CenStar and Oasis acquisitions, combined with increases due to warmer weather. This increase was offset primarily by a decrease in electricity supply costs, which resulted in a decrease of $14.2 million.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2015 was approximately $15.5 million, an increase of approximately $4.9 million, or 46%, as compared to $10.6 million for the three months ended September 30, 2014. This increase was primarily due to increased billing and other variable costs associated with increased customer count and increased costs associated with the acquisitions of CenStar and Oasis. Bad debt expense remained flat at $1.9 million.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2015 was approximately $7.6 million, an increase of approximately $3.5 million, or 85%, from approximately $4.1 million for the three months ended September 30, 2014. This increase was primarily due to the increased amortization expense associated with the acquisitions of CenStar and Oasis and from our overall higher customer acquisition costs in the preceding 24 months.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2015 was approximately $5.8 million, a decrease of approximately $2.9 million from approximately $8.7 million for the three months ended September 30, 2014. This decrease was primarily due to our decreased organic sales in the quarter, partially due to our residential vendor commission payment structure to better align them with lifetime customer value.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

In Thousands	Nine Months Ended September 30,
	2015	2014	Change
Revenues:
Retail revenues	$261,996	$238,453	$23,543
Net asset optimization revenues (expenses)	1,317	1,681	(364)
Total Revenues	263,313	240,134	23,179
Operating Expenses:
Retail cost of revenues	176,000	192,371	(16,371)
General and administrative	43,909	28,494	15,415
Depreciation and amortization	17,873	10,324	7,549
Total Operating Expenses	237,782	231,189	6,593
Operating income	25,531	8,945	16,586
Other (expense)/income:
Interest expense	(1,415)	(1,150)	(265)
Interest and other income	326	111	215
Total other (expenses)/income	(1,089)	(1,039)	(50)
Income before income tax expense	24,442	7,906	16,536
Income tax expense	1,599	777	822
Net income	$22,843	$7,129	$15,714
Adjusted EBITDA (1)	$20,611	$6,366	$14,245
Retail Gross Margin (1)	79,229	50,194	29,035
Customer Acquisition Costs	17,725	20,366	(2,641)
Customer Attrition	7.4%	4.9%	2.5%

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the nine months ended September 30, 2015 were approximately $263.3 million, an increase of approximately $23.2 million, or 10%, from approximately $240.1 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in electricity volume, which resulted in an increase of $36.5 million. The majority of this volumetric increase was due to the CenStar and Oasis acquisitions. This increase was offset primarily by a decrease in electricity and natural gas pricing, driven by lower supply costs, which resulted in a decrease of $9.5 million.

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2015 was approximately $176.0 million, a decrease of approximately $16.4 million, or 9%, from approximately $192.4 million for the nine months ended September 30, 2014. This decrease was primarily due to lower supply costs, which resulted in a decrease of $33.0 million, partially offset by higher customer sales volumes, primarily due to our CenStar and Oasis acquisitions, which resulted in an increase of total retail cost of revenues of $27.5 million.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2015 was approximately $43.9 million, an increase of approximately $15.4 million, or 54%, as compared to $28.5 million for the nine months ended September 30, 2014. This increase was primarily due to increased billing and other variable costs associated with increased customer count, increased costs associated with being a public company and increased costs associated with the acquisitions of CenStar and Oasis.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2015 was approximately $17.9 million, an increase of approximately $7.6 million, or 74%, from approximately $10.3 million for the nine months ended September 30, 2014. This increase was primarily due to the increased amortization expense associated customer intangibles from the acquisitions of CenStar and Oasis and from our overall higher customer acquisition costs in the preceding 24 months.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2015 was approximately $17.7 million, a decrease of approximately $2.7 million from approximately $20.4 million for the nine months ended September 30, 2014. This decrease was primarily due to our decreased organic sales in the third quarter, as well as the recent changes to our residential vendor commission payment structure to better align them with lifetime customer value.
Operating Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit operating data)
Retail Natural Gas Segment
Total Revenues	$14,354	$16,469	$93,253	$102,166
Retail Cost of Revenues	10,180	10,235	53,136	77,374
Less: Net Asset Optimization Revenues (Expenses)	(545)	(141)	1,317	1,681
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(3,034)	(1,475)	3,241	(2,564)
Retail Gross Margin—Gas	$7,753	$7,850	$35,559	$25,675
Volume of Gas (MMBtu)	1,672,120	1,779,610	10,527,078	10,892,362
Retail Gross Margin-Gas ($/MMBtu)	$4.64	$4.41	$3.38	$2.36
Retail Electricity Segment
Total Revenues	$76,913	$51,748	$170,060	$137,968
Retail Cost of Revenues	50,787	41,628	122,864	114,997
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	7,201	3,351	3,526	(1,548)
Retail Gross Margin—Electricity	$18,925	$6,769	$43,670	$24,519
Volume of Electricity (MWh)	719,758	447,729	1,519,011	1,201,345
Retail Gross Margin—Electricity ($/MWh)	$26.29	$15.12	$28.75	$20.41

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2015 were approximately $14.4 million, a decrease of approximately $2.1 million, or 13%, from approximately $16.5 million for the three months ended September 30, 2014. This decrease was primarily due to a decrease in customer volume, driven by a decreasing organic customer base, partially offset by the addition of customers through our CenStar and Oasis acquisitions, which resulted in a decrease in Retail Natural Gas Segment revenues of $1.0 million. Additionally, decreased supply costs resulted in a decrease of $0.7 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2015 was approximately $10.2 million, a decrease of less than $0.1 million, or less than 1%, from approximately $10.2 million for the three months ended September 30, 2014. This decrease was due to decreased supply costs, which resulted in a decrease of $1.1 million. Additionally, lower customer sales volumes, driven by a decreasing organic customer base, partially offset by the addition of customers through our CenStar and Oasis acquisitions, resulted in a decrease of $0.5 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2015 was approximately $7.8 million, a decrease of approximately $0.1 million, or 1%, from approximately $7.9 million for the three months ended September 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$(0.5)
Change in unit margin per MMBtu	0.4
Change in retail natural gas segment retail gross margin	$(0.1)
The volumes of natural gas sold decreased from 1,779,610 MMBtu during the three months September 30, 2014 to 1,672,120 MMBtu during the three months ended September 30, 2015 due to a decreasing organic customer base, offset by the addition of customers through our CenStar and Oasis acquisitions.

Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the three months ended September 30, 2015 were approximately $76.9 million, an increase of approximately $25.2 million, or 49%, from approximately $51.7 million for the three months ended September 30, 2014. This increase was primarily due to an increase in volumes, primarily due to our CenStar and Oasis acquisitions, which resulted in an increase of $31.4 million. This increase was partially offset by lower customer pricing, driven by lower supply costs, which resulted in a decrease of $6.2 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2015 was approximately $50.8 million, an increase of approximately $9.2 million, or 22%, from approximately $41.6 million for the three months ended September 30, 2014. This increase was primarily due to an increase in volumes, primarily due to our CenStar and Oasis acquisitions, which resulted in an increase of $27.3 million. This increase was partially offset by decreased commodity prices, which resulted in a decrease in retail cost of revenues of $14.2 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2015 was approximately $18.9 million, an increase of approximately $12.2 million, or 180%, from approximately $6.8 million for the three months ended September 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$4.2
Change in unit margin per MWh	8.0
Change in retail electricity segment retail gross margin	$12.2

Unit margins in the third quarter were positively impacted by expanded spot margins from our acquisitions.
The volumes of electricity sold increased from 447,729 MWh during the three months ended September 30, 2014 to 719,758 MWh during the three months ended September 30, 2015, primarily due to our CenStar and Oasis acquisitions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2015 were approximately $93.3 million, a decrease of approximately $8.9 million, or 9%, from approximately $102.2 million for the nine months ended September 30, 2014. This decrease was due to reduced natural gas pricing, driven by lower supply costs, which resulted in a decrease in total revenues of $5.1 million. Additionally, lower customer sales volumes resulted in a decrease of $3.4 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2015 was approximately $53.1 million, a decrease of approximately $24.2 million, or 31%, from approximately $77.4 million for the nine months ended September 30, 2014. This decrease was due to decreased supply costs, which resulted in a decrease of $16.0 million. Additionally, we had a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $5.8 million, as well as lower customers sales volumes, which resulted in a decrease of $2.5 million.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2015 was approximately $35.6 million, an increase of approximately $9.9 million, or 38%, from approximately $25.7 million for the nine months ended September 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$(0.9)
Change in unit margin per MMBtu	10.8
Change in retail natural gas segment retail gross margin	$9.9

The volumes of natural gas sold decreased from 10,892,362 MMBtu during the nine months September 30, 2014 to 10,527,078 MMBtu during the nine months ended September 30, 2015.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the nine months ended September 30, 2015 were approximately $170.1 million, an increase of approximately $32.1 million, or 23%, from approximately $138.0 million for the nine months ended September 30, 2014. This increase was due to an increase in volume, primarily due to our CenStar and Oasis acquisitions, which resulted in an increase of $36.5 million. This increase was partially offset by a decrease in pricing, driven by lower supply costs, which resulted in a decrease of $4.4 million.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2015 was approximately $122.9 million, an increase of approximately $7.9 million, or 7%, from approximately $115.0 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in volume, primarily due to our CenStar and Oasis acquisitions, which resulted in an increase of $30.0 million. This increase was partially offset by decreased commodity prices, which resulted in a decrease in retail cost of revenues of $17.0 million. Additionally, there was a decrease of $5.1 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2015 was approximately $43.7 million, an increase of approximately $19.2 million, or 78%, from approximately $24.5 million for the nine months ended September 30, 2014, as indicated in the table below (in millions).

Change in volumes sold	$6.5
Change in unit margin per MWh	12.7
Change in retail electricity segment retail gross margin	$19.2

Unit margins were positively impacted by expanded spot margins from our acquisitions.
The volumes of electricity sold increased from 1,201,345 MWh during the nine months ended September 30, 2014 to 1,519,011 MWh during the nine months ended September 30, 2015, primarily due to our CenStar and Oasis acquisitions.
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

The Senior Credit Facility, as amended, includes a $25 million revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through mergers and acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year with the balance due at maturity, which in turn increase availability under the line. We will be constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this acquisition line. After closing the CenStar and Oasis acquisitions in July 2015, remaining availability under the acquisition line of the Senior Credit Facility is $3.8 million. In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. In order to finance the acquisitions of Oasis and CenStar, we have issued convertible subordinated notes to an affiliate of our founder and majority shareholder. There can be no assurance that our founder and majority shareholder and their affiliates will continue to finance our acquisition activities through such notes.

The following table details our total liquidity as of the date presented:

(In thousands)	September 30, 2015
Cash and cash equivalents	$7,355
Senior Credit Facility Working Capital Line Availability (1)	13,300
Senior Credit Facility Acquisition Line Availability (2)	3,775
Total Liquidity	$24,430
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Senior Credit Facility.”
(2) Subject to Senior Credit Facility covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the nine months ended September 30, 2015 included approximately $17.7 million on customer acquisitions and $1.3 million related to information systems improvements.
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

In June 2015, we paid our first quarter 2015 dividend on our Class A common stock of $0.3625 per share. In September 2015, we paid our second quarter 2015 dividend on our Class A common stock of $0.3625 per share. The dividends that we have paid in 2015 equal approximately $1.45 per share or $4.5 million in the aggregate on an annualized basis. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the new Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our Class B common stock, Spark HoldCo generally is required to distribute approximately $20.1 million on an annualized basis to holders of Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities. On October 22, 2015, our Board of Directors declared a quarterly dividend of $0.3625 per share for the third quarter of 2015 to holders of the Class A common stock on November 30, 2015. This dividend will be paid on December 14, 2015.

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

We did not meet the threshold coverage ratio required to fund the first payment to NuDevco Retail Holdings, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2015. As such, the initial payment under the Tax Receivable Agreement due in late 2015 will be deferred pursuant to the terms thereof. See Note 12 “Transactions with Affiliates” in the notes to our condensed combined and consolidated financial statements for additional details on the Tax Receivable Agreement.
Investment in eREX. In September 2015, the Company and Spark Holdco, together with eREX Co., Ltd., a Japanese company, entered into an agreement ("eREX JV Agreement") to form a new joint venture eREX Spark Marketing Co., Ltd ("eREX Spark"). As part of this agreement, the Company contributed 39.2 million Japanese Yen, or $0.3 million, for 20% ownership of eREX Spark. As certain conditions under the eREX JV Agreement are met, the Company is committed to make additional capital contributions totaling 117.2 million Japanese Yen, or $1.0 million through November 2016 based on exchange rates at September 30, 2015.

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$39,675	$11,965	$27,710
Net cash used in investing activities	$(42,819)	$(2,214)	$(40,605)
Net cash provided by (used in) financing activities	$6,140	$(14,457)	$20,597
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2015 increased by $27.7 million compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in working capital from increased retail gross margin in 2015, including the acquisitions of CenStar and Oasis, due to the lower commodity price environment.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $40.6 million for the nine months ended September 30, 2015, which was primarily due to the cash used for the acquisitions of CenStar and Oasis.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $20.6 million for the nine months ended September 30, 2015. Cash flows used in financing activities were primarily due to borrowings under our Senior Credit Facility and debt in the form of a convertible subordinated debt to an affiliate to fund our acquisitions of CenStar and Oasis, offset by distributions made to holders of our Class A and Class B common stock.

Senior Credit Facility
On July 8, 2015, the Company, as guarantor, and Spark HoldCo, LLC (“Spark HoldCo” or the “Borrower, and together with the subsidiaries of Spark HoldCo, LLC, the “Co-Borrowers”) amended and restated the Senior Credit Facility to include a senior secured revolving working capital facility of $60.0 million (the “Working Capital Line”) and a $25.0 million Acquisition Line to be used specifically for the financing of up to 75% of the cost of acquisition transactions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. At the Borrower’s election, interest under the Working Capital Line is generally determined by reference to:

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

The Company has the ability to elect the availability under the Working Capital Line between $30.0 million to $60.0 million. Availability under the working capital line is subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the Agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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
Convertible Subordinated Notes to Affiliate

The Company from time to time issues subordinated debt to affiliates of NuDevco Retail Holdings, LLC, which owns a majority of the Company’s outstanding common stock and is indirectly owned by W. Keith Maxwell, III, who serves as the Chairman of the Board of Directors of the Company. The Company’s Senior Credit Facility requires that at least 25% of permitted acquisitions thereunder be financed with either cash on hand or subordinated debt.

In connection with the financing of the CenStar acquisition, the Company issued a convertible subordinated note to Retailco for $2.1 million on July 8, 2015. The convertible subordinated note matures on July 8, 2020, and bears interest at 5% per annum payable semiannually. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $16.57. Retailco may not exercise conversion rights for the first eighteen months that the convertible subordinated note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. The convertible subordinated note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the

Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.
In connection with the financing of the Oasis acquisition, the Company issued a convertible subordinated note to Retailco for $5.0 million on July 31, 2015. The convertible subordinated note matures on July 31, 2020 and bears interest at an annual rate of 5%. The Company has the right to pay-in-kind any interest at its option. The convertible subordinated note is convertible into shares of Class B common stock of the Company and related membership units in Spark HoldCo at a conversion rate of $14.00 per share. The holder cannot exercise any conversion rights for the first eighteen months after the convertible subordinated note is issued. The convertible subordinated note is subordinated in certain respects to the Senior Credit Facility pursuant to the subordination agreement. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

Each of the convertible subordinated notes is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the convertible subordinated notes so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility.

Retailco, the holder of both the CenStar Note and the Oasis Note, is owned indirectly by W. Keith Maxwell, III, who serves as the Chairman of the Board of Directors of the Company and who indirectly owns NuDevco Retail Holdings, LLC, which owns 77.63% of the Company’s outstanding common stock.
Off-Balance Sheet Arrangements
As of September 30, 2015 we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions see Note 12 “Transactions with Affiliates” in the unaudited condensed combined and consolidated financial statements.
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption at an interim period. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 amends existing guidance to require subsequent measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 will have a material effect on the combined or consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). The amendment in ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. The debt issuance cost associated with line-of-credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt ASU 2015-15 on January 1, 2016 in conjunction with ASU 2015-03 and does not expect the adoption of ASU 2015-15 will have a material effect on the combined or consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that the acquirer in a business combination account for measurement period adjustments retrospectively. Instead, the acquirer will recognize adjustments to provisional amounts identified within the measurement period in the reporting period in which those adjustments are determined. ASU 2015-16 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The guidance is to be applied prospectively for adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company will adopt ASU 2015-16 on January 1, 2016 and does not expect the adoption of ASU 2015-15 will have a material effect on the combined or consolidated financial statements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of September 30, 2015, we did not have material outstanding lawsuits, administrative proceedings or investigations.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain on non-trading derivative instruments net of cash settlements was $4.2 million for the three months ended September 30, 2015 and $6.8 million for the nine months ended September 30, 2015.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2015, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 293,545 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.7 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.7 million.  As of September 30, 2015, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 31,403 MWhs. An increase of 10% in the forward market prices from their September 30, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.3 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.3 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2015, we did not have a Gas Trading Fixed Price Open Position.
Credit Risk

In many of the utility service territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 62.6% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three months ended September 30, 2015, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.4% of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.
In non-POR markets, we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ending September 30, 2015 was approximately 5.5% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the third quarter of 2015.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities.  We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed.  At September 30, 2015, approximately 82% of our total exposure of $6.0 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2015 we were co-borrowers under a $85.0 million variable rate Senior Credit Facility under which $47.2 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2015, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.5 million. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015 at the reasonable assurance level due to a material weakness in our internal control over financial reporting. In connection with the preparation of our restated financial statements for the quarter ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement closing process, was that we did not have adequate policies and procedures in place to ensure that estimated retail revenues, cost of revenues and related imbalances for the three months ended March 31, 2014 were based on complete and accurate data and assumptions on a timely basis.

The Company has taken corrective actions to remediate the material weakness by establishing policies and procedures and increasing expertise in the areas of retail revenues, cost of revenues and related imbalances. Additionally, the Company hired additional accounting personnel to support operational accounting activities at the segment level. Management will continue to support and provide training and guidance to enhance our processes, procedures and controls. While these actions may require additional time to implement and become fully effective, we are committed to our remediation plans. We will continue implementing the necessary enhancements to remediate this material weakness by December 31, 2015.

Notwithstanding the identified material weakness, management believes the unaudited condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to legal proceedings in the ordinary course of business. We do not believe the results of any current proceedings, individually or in the aggregate, will have a materially adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under “Risk Factors“ in our 2014 Annual Report on Form 10-K and in Part II, Other Information and in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the "Second Quarter 2015 Form 10-Q"). There has been no material change in our risk factors from those described in the 2014 Annual Report on Form 10-K and the Second Quarter 2015 Form 10-Q. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Termination of Material Definitive Agreement - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 9, 2015, Ms. Allison Wall, our Chief Operating Officer, resigned from the Company. In connection with Ms. Walls’ resignation, the Company and Ms. Wall have entered into a separation and release agreement which provides for various severance benefits and continuing covenants between the Company and Ms. Wall. The separation and release agreement provides: (i) salary continuation payments payable to Ms. Wall equal to her base salary from effective date of separation until December 31, 2015, in accordance with the Company's routine payroll periods, as the sole amount of cash severance payable to Ms. Wall; (ii) continuation of existing health care and other benefits through December 31, 2015; (iii) accelerated vesting of 29,500 unvested restricted stock units; (iv) a waiver by the Company of Ms. Wall’s non-competition obligation; (v) release by Ms. Wall of any claims against the Company and its agents and affiliates; and (vi) confirmation of existing confidentiality and restrictive covenants (other than the non-competition covenant) as set forth in the Ms. Walls’ employment agreement.

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

10.2
Amended and Restated Credit Agreement, dated as of July 8, 2015, among Spark Energy, Inc., Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, and CenStar Operating Company, LLC, as Co-Borrowers, Société Générale, as Administrative Agent, an Issuing Bank and a Bank, and SG Americas Securities, LLC and Compass Bank, as Co-Lead Arranger, SG Americas Securities, LLC, as Sole Bookrunner, Compass Bank, as Syndication Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Documentation Agent, and the Other Financial Institutions Signatory Thereto
		8-K	10.1	7/9/2015	001-36559

10.3	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 8, 2015 payable to Retailco Acquisition Co, LLC	10-Q	10.8	8/13/2015	001-36559

10.4	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 31, 2015 payable to Retailco Acquisition Co, LLC	10-Q	10.9	8/13/2015	001-36559

10.5*†	Separation and Release Agreement dated November 9, 2015 between Spark Energy, Inc. and Allison Wall

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

Spark Energy, Inc.

November 12, 2015	/s/ Georganne Hodges
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

10.2
Amended and Restated Credit Agreement, dated July 8, 2015, among Spark Energy, Inc., Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, and CenStar Operating Company, LLC, as Co-Borrowers, Société Générale, as Administrative Agent, an Issuing Bank and a Bank, and SG Americas Securities, LLC and Compass Bank, as Co-Lead Arranger, SG Americas Securities, LLC, as Sole Bookrunner, Compass Bank, as Syndication Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Documentation Agent, and the Other Financial Institutions Signatory Thereto
		8-K	10.1	7/9/2015	001-36559

10.3	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 8, 2015 payable to Retailco Acquisition Co, LLC	10-Q	10.8	8/13/2015	001-36559

10.4	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 31, 2015 payable to Retailco Acquisition Co, LLC	10-Q	10.9	8/13/2015	001-36559

10.5*†	Separation and Release Agreement dated November 9, 2015 between Spark Energy, Inc. and Allison Wall

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement or managerial contract