Form 10-K
period 2015-12-31
Spark Energy, Inc.
filed 2016-03-24
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015,
 OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36559
Spark Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5453215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12140 Wickchester Ln, Suite 100	(713) 600-2600
Houston, Texas 77079
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Class A common stock, par value $0.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $15.76, was $46.0 million. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and Executive Officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.

There were 4,118,623 shares of Class A common stock and 9,750,000 shares of Class B common stock outstanding as of March 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
FERC. The Federal Energy Regulatory Commission, a regulatory body which regulates, among other things, the transmission and wholesale sale of electricity and the transportation of natural gas by interstate pipelines in the United States.
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

•
federal, state and local regulation, including the industry's ability to prevail on its challenge to the New York Public Service Commission's order enacting new regulations that sought to impose significant new restrictions on retail energy providers operating in New York,

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

Items 1 & 2. Business and Properties

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
We were formed as a Delaware corporation in April 2014 to act as a holding company for the retail natural gas business and asset optimization activities and the retail electricity business of our predecessor, Spark Energy Ventures, LLC. On August 1, 2014, we completed an initial public offering ("IPO") of 3,000,000 shares of our Class A common stock. References to us and our business prior to August 1, 2014 refer to the combined business of our operating subsidiaries before completion of our corporate reorganization in connection with our IPO. See Note 1 "Formation and Organization" to the audited combined and consolidated financial statements for a description of our corporate reorganization in connection with our IPO.
Our business consists of two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2015, 2014 and 2013, approximately 36%, 45% and 39%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and independent system operators (“ISOs”) and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2015, 2014 and 2013, approximately 64%, 55% and 61%, respectively, of our retail revenue were derived from the sale of electricity.

See Note 14 "Segment Reporting" to the Company’s audited combined and consolidated financial statements in this report for financial information relating to our operating segments.

Recent Developments

See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of recent developments affecting our business and operations.

Relationship with our Founder and Majority Shareholder

We will continue to leverage our relationship with affiliates of our founder and majority shareholder, W. Keith Maxwell III (our "Founder"), to execute on our growth strategy that includes sourcing of acquisitions, financing support, and operating cost efficiencies.

Our Founder formed National Gas & Electric, LLC (“NG&E”) in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to the Company. We currently expect that we would fund any potential drop-downs with some combination of cash, subordinated debt, or the issuance of Class B Common Stock to NG&E. However, actual consideration paid for the assets will depend, among other things, on our capital structure and liquidity at the time of any drop-down. This drop-down strategy affords the Company access to opportunities that might not otherwise be available to us due to our size and availability of capital. Given our Founder's significant economic interest in us, we believe that he is incentivized to offer us opportunities to grow through this drop-down structure. However, our Founder and his affiliates are under no obligation to offer us acquisition opportunities, and we are under no obligation to buy assets from them. Any acquisition activity involving NG&E or any other affiliate of our Founder will be subject to negotiation and approval by a special committee of the Board of Directors consisting solely of independent directors. NG&E has not formally offered us any acquisition opportunities as of the date hereof.

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC, which is a wholly owned subsidiary of W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Pursuant to the Master Service Agreement, Retailco Services, LLC will provide us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services. As a result of this relationship, the Company realizes immediate savings, a more stable operating cost model, and will position itself to effectively realize additional economies of scale over time. See “—Master Service Agreement with Retailco Services, LLC” for a more detailed summary of the terms and conditions of the Master Service Agreement.

See “Risk Factors—Our future growth is dependent on successful execution of the growth strategy undertaken by our founder” and “—The provision of operational support services under the Master Service Agreement by our affiliate, Retailco Services, LLC, subjects us to a variety of risks” for a discussion of certain risks attributable to the drop down strategy and the related party transactions in which we are involved.

Our Operations

As of December 31, 2015, we operated in 66 utility service territories across 16 states and had approximately 328,000 residential customers and 19,000 commercial customers, which translates to approximately 415,000 “RCEs.” An RCE, or residential customer equivalent, is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMbtu of natural gas or 10 MWh of electricity. We serve natural gas customers in 15 states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio and Pennsylvania) and electricity customers in nine states (Connecticut, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Pennsylvania and Texas).

Customer Contracts and Product Offerings

Fixed and variable price contracts

We offer a variety of fixed-price and variable-price service options to our natural gas and electricity customers. Under our fixed-price service options, our customers purchase natural gas and electricity at a fixed price over the life of the customer contract, which provides our customers with protection against increases in natural gas and electricity prices. Our fixed-price contracts typically have a term of one to two years for residential customers and up to three years for commercial customers and most provide for an early termination fee in the event that the customer terminates service prior to the expiration of the contract term. Our variable-price service options carry a month-to-month term and are priced based on our forecasts of underlying commodity prices and other market factors, including the competitive landscape in the market and the regulatory environment. For instance, in a typical market, we offer fixed-price electricity plans for 6, 12 and 24 months and natural gas plans from 12 to 24 months, which may come with or without a monthly service fee and/or a termination fee. We also offer variable price natural gas and electricity plans that offer an introductory fixed price that is generally applied for a certain number of billing cycles, typically two billing cycles in our current markets, then switches to a variable price based on market conditions. Our variable plans may or may not provide for a termination fee, depending on the market and customer type.

As of December 31, 2015, approximately 44% of our natural gas RCEs were fixed-price, and the remaining 56% of our natural gas RCEs were variable-price. As of December 31, 2015, approximately 66% of our electricity RCEs were fixed-price, and the remaining 34% of our electricity RCEs were variable-price.

Green products and renewable energy credits

We offer renewable and carbon neutral (“green”) products in certain markets. Green energy products are a growing market opportunity and typically provide increased unit margins as a result of improved customer satisfaction and less competition. Renewable electricity products allow customers to choose electricity sourced from wind, solar, hydroelectric and biofuel sources, through the purchase of renewable energy credits (“RECs”). Carbon neutral gas products give customers the option to reduce or eliminate the carbon footprint associated with their energy usage through the purchase of carbon offset credits. These products typically provide for fixed or variable prices and generally follow the terms of our other products with the added benefit of carbon reduction and reduced environmental impact. We currently offer renewable electricity in all of our electricity markets and carbon neutral natural gas in several of our gas markets. Green products decreased to approximately 15% of total customers at December 31, 2015, primarily as a result of our acquisitions of CenStar and Oasis and the cessation of sales activity in Southern California.

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

Customer Acquisition and Retention

Our customer acquisition strategy consists of significant customer growth obtained through opportunistic acquisitions complemented by traditional organic customer acquisition. Management expects that a key component of our customer acquisition strategy going forward is the growth strategy structure with NG&E. See “—Relationship with our Founder and Majority Shareholder” for a discussion of this relationship.
Acquisition of new customers and sales channels

Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We acquire both portfolios of customers as well as smaller retail energy companies.

Once a product has been created for a particular market, we then develop a marketing campaign using a combination of sales channels, with an emphasis on door-to-door and web-based marketing. We identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email, direct mail, brokers and direct sales. We typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and customer acquisition costs. We attempt to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

During the year ended December 31, 2015, our RCE acquisitions were generated from the following sales channels:

Acquisitions	38%
Door to Door	20%
Web Based	16%
Outbound	7%
Call Center	6%
Indirect Sales	4%
Other	9%

Retaining customers and maximizing customer lifetime value

Our management and marketing teams devote significant attention to customer retention. We have developed a disciplined renewal communication process, which is designed to effectively reach our customers prior to the end of the contract term, and employ a team dedicated to managing this renewal communications process. Customers are contacted in each utility prior to the expiration of the customer's contract. Spark may elect to contact the customer through additional channels such as outbound telephone calls and electronic mail communication. We encourage retention and promote renewals by means of each of these contact methods.

We also apply a proprietary evaluation and segmentation process to optimize value both to us and the customer. We analyze historical usage, attrition rates and consumer behaviors to specifically tailor competitive products that aim to maximize the total expected return from energy sales to a specific customer, which we refer to as customer lifetime value.

Asset Optimization

Part of our business includes asset optimization activities in which we identify opportunities in the natural gas wholesale marketplace in conjunction with our retail procurement and hedging activities. Many of the competitive pipeline choice programs in which we participate require us and other retail energy suppliers to take assignment of and manage natural gas transportation and storage assets upstream of their respective city-gate delivery points. With respect to our allocated storage assets, we are also obligated to buy and inject gas in the summer season (April through October) and sell and withdraw gas during the winter season (November through March). These purchase and injection obligations in our allocated storage assets require us to take a seasonal long position in natural gas. Our asset optimization group determines whether market conditions justify hedging these long positions through additional derivative transactions.

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

We frequently enter into spot market transactions in which we purchase and sell natural gas at the same point or we purchase natural gas at one point or pool and ship it using our pipeline reservations for sale at another point or pool, in each case if we are able to capture a margin. We view these spot market transactions as low risk because we enter into the buy and sell transactions simultaneously on a back-to-back basis. We will also act as an intermediary for market participants who need assistance with short-term procurement requirements. Consumers and suppliers will contact us with a need for a certain quantity of natural gas to be bought or sold at a specific location. We are able to use our contacts in the wholesale market to source the requested supply, and we will capture a margin in these transactions.

The asset optimization group historically entered into long-term transportation and storage transactions. Our risk policies are such that this business is limited to back-to-back purchase and sale transactions, or open positions subject to our aggregate net open position limits, which are not held for a period longer than two months. Furthermore, all additional capacity procured outside of a utility allocation of retail assets must be approved by our risk committee. Hedges on our firm transportation obligations are limited to two years or less and hedging of interruptible capacity is prohibited.

We also enter into back-to-back wholesale transactions to optimize our credit lines with third-party energy suppliers. With each of our third-party energy suppliers, we have certain contracted credit lines, within which we are able to purchase energy supply from these counterparties. If we desire to purchase supply beyond these credit limits, we are required to post collateral, in the form of either cash or letters of credit. As we begin to approach the limits of our credit line with one supplier, we may purchase energy supply from another supplier and sell that supply to the original counterparty in order to reduce our net buy position with that counterparty and open up additional credit to procure supply in the future. We also perform certain gas marketing services for an affiliate, whereby we take title to natural gas from the tailgate of the affiliate’s natural gas processing plant, sell the natural gas to third-parties and remit payment to the affiliate in an amount equal to that at which we sold the natural gas to third parties. Our sales of gas pursuant to these activities also enable us to optimize our credit lines with third-party energy suppliers by decreasing our net buy position with those suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon continual analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery points where the local regulated utility takes control of the natural gas and delivers it to individual customers’ locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2015, we transacted physical and financial settlement of natural gas with approximately 140 wholesale counterparties.

In most markets, we typically hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. From time to time, we use a combination of physical and financial products to hedge our electricity exposure before buying physical electricity in the day-ahead and real-time market from the ISO. During the year ended December 31, 2015, we transacted physical and financial settlement of electricity with approximately 15 suppliers.

We are assessed monthly for ancillary charges such as reserves and capacity in the electricity sector by the ISOs. For instance, the ISOs will charge all retail electricity providers for monthly reserves that the ISO determines are necessary to protect the integrity of the grid. We attempt to estimate such amounts, but they are difficult to estimate because they are charged in arrears by the ISOs and are subject to fluctuations based on weather and other market conditions. Many of the utilities we serve also allocate natural gas transportation and storage assets to us as a part of their competitive choice program. We are required to fill our allocated storage capacity with natural gas, which creates commodity supply and price risk. Sometimes we cannot hedge the volumes associated with these assets because they are too small compared to the much larger bulk transaction volumes required for trades in the wholesale market or it is not economically feasible to do so.

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

The risk committee has control and authority over all of our risk management activities. The risk committee establishes and oversees the execution of our credit risk management policy and our commodity risk policy. The risk management policies are reviewed at least annually and the risk committee typically meets quarterly to assure that we have followed its policies. The risk committee also seeks to ensure the application of our risk management policies to new products that we may offer. The risk committee is comprised of our Chief Executive Officer, our Chief Financial Officer and our Risk Manager who meet on a regular basis to review the status of the risk management activities and positions. We employ a Risk Manager who reports directly to our Chief Financial Officer and whose compensation is unrelated to trading activity. Commodity positions are typically reviewed and updated daily based on information from our customer databases and pricing information sources. The risk policy sets volumetric limits on intraday and end of day long and short positions in natural gas and electricity. With respect to specific hedges, we have established and approved a formal delegation of authority specifying each trader's authorized volumetric limits based on instrument type, lead time (time to trade flow), fixed price volume, index price volume and tenor (trade flow) for individual transactions. The Risk Manager reports to the risk committee any hedging transactions that exceed these delegated transaction limits.

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

In addition to our forward price risk management approach described above, we may take further measures to reduce price risk and optimize our returns by: (i) maximizing the use of storage in our daily balancing market areas in order to give us the flexibility to offset volumetric variability arising from changes in winter demand; (ii) entering into daily swing contracts in our daily balancing markets over the winter months to enable us to increase or decrease daily volumes if demand increases or decreases; and (iii) purchasing out-of-the-money call options for contract periods with the highest seasonal volumetric risk to protect against steeply rising prices if our customer demands exceed our forecast. Being geographically diversified in our delivery areas also permits us, from time to time, to employ assets not being used in one area to other areas, thereby mitigating potential increased costs for natural gas that we otherwise may have had to acquire at higher prices to meet increased demand.

We utilize NYMEX-settled financial instruments to offset price risk associated with volume commitments under fixed-price contracts. The valuation for these financial instruments is calculated daily based on the NYMEX Exchange published Closing Price, and they are settled using the Exchange’s published Settlement Price at their Maturity.

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

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. For the year ended December 31, 2015, approximately 56% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.4% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage commercial customer credit risk through a formal credit review and manage residential customer credit risk through a variety of procedures, which may include credit score screening, deposits and disconnection for non-payment. We also maintain an allowance for doubtful accounts, which represents our estimate of potential credit losses associated with accounts receivable from customers within non-POR markets.

We assess the adequacy of the allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2015 was $7.9 million, or 2.2% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense during the year ended December 31, 2015.

We have limited exposure to high concentrations of sales volumes to individual customers. For the year ended December 31, 2015, our largest customer accounted for less than 1% of total retail energy sales volume.

Counterparty Credit Risk in Wholesale Market

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to counterparty credit risk. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including as a result of being unable to secure replacement supplies of natural gas or electricity on a timely and cost-effective basis or at all. At December 31, 2015, approximately 77% of our total exposure of $4.3 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.

Operational Risk

As with all companies, the Company is at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations.

We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continue to enhance awareness with employee education and accountability. To date, we have not experienced any material loss related to cyber-attacks or other information security breaches.

Master Service Agreement with Retailco Services, LLC for Operational Support Services
We entered into a Master Service Agreement effective January 1, 2016 with Retailco Services, LLC, a wholly owned subsidiary of W. Keith Maxwell III, and NuDevco Retail, LLC ("NuDevco Retail"), an affiliate of our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services, LLC will provide operational support services to us such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement (collectively, the "Services").

Spark HoldCo will pay Retailco Services, LLC a monthly fee consisting of a monthly fixed fee plus a variable fee per customer per month depending on market complexity. Fees will be fixed for the first six months of the Master Service Agreement, and thereafter the parties will meet quarterly to adjust fees and service levels based on changes in assumptions. The Master Service Agreement provides that Retailco Services, LLC will perform the Services in accordance with specified service levels (the “Service Levels”), and in the event Retailco Services, LLC fails to meet the Service Levels, Spark HoldCo will receive a credit against invoices or a cash payment (the “Penalty Payment”). The amount of the Penalty Payment is initially limited to $0.1 million monthly, but adjusts annually based upon the amount of fees charged by Retailco Services, LLC for Services over the prior year. Furthermore, in the event that the Service Levels are not satisfied and Spark HoldCo suffers damages in excess of $0.5 million as a result of such failure, Retailco Services, LLC will make a payment (the “Damage Payment”) to Spark HoldCo for the amount of the damages (less the amount of any Penalty Payments also due). The Master Service Agreement provides that in no event may the Penalty Payments and Damage Payments exceed $2.5 million in any twelve-month period.

In connection with the Master Service Agreement, certain of Spark HoldCo’s employees who previously provided services similar to those to be provided under the Master Service Agreement have become employees of Retailco Services, LLC, and certain contracts, assets, and intellectual property have been assigned to Retailco Services, LLC. In addition, in order to facilitate the Services, Spark HoldCo has granted Retailco Services, LLC a non-transferable, non-exclusive, royalty-free, revocable and non-sub-licensable license to use certain of its intellectual property.

Either Spark HoldCo or Retailco Services, LLC is permitted to terminate the Master Service Agreement: (a) upon 30 days prior written notice for convenience and without cause; (b) upon a material breach and written notice to the breaching party when the breach has not been cured 30 days after such notice; (c) upon written notice if Retailco Services, LLC is unable for any reason to resume performance of the services within 60 days following the occurrence of an event of force majeure; and (d) upon certain events of insolvency, assignment for the benefit of creditors, cessation of business, or filings of petitions for bankruptcy or insolvency proceedings by the other party. In the event the Master Service Agreement is terminated for any reason, Retailco Services, LLC will provide certain transition services to Spark HoldCo following the termination, not to exceed six months at the then-current fees.

Retailco Services, LLC and Spark HoldCo have agreed to indemnify each other from: (a) willful misconduct or negligence of the other; (b) bodily injury or death of any person or damage to real and/or tangible personal property caused by the acts or omission of the other; (c) any breach of any representation, warranty, covenant or other obligation of the other party under the Master Service Agreement, and (d) other standard matters. Subject to certain exceptions (including indemnification obligations, the obligations to pay fees and the Damage Payments and Penalty Payments), each parties’ liability is limited to $2.5 million of direct damages.

NuDevco Retail has entered into the Master Service Agreement for the limited purpose of guarantying payments that Retailco Services, LLC may be required to make under the Master Service Agreement up to a maximum of $2.0 million.

Competition

The markets in which we operate are highly competitive. In markets that are open to competitive choice of retail energy suppliers, our primary competition comes from the incumbent utility and other independent retail energy companies. In the electricity sector, these competitors include larger, well-capitalized energy retailers such as Direct Energy, Inc., FirstEnergy Solutions Inc., Just Energy Group Inc. and NRG Energy Inc. We also compete with small local retail energy providers in the electricity sector that are focused exclusively on certain markets. Each market has a different group of local retail energy providers. With respect to natural gas, our national competitors are primarily Direct Energy and Constellation Energy. Our national competitors generally have diversified energy platforms with multiple marketing approaches and broad geographic coverage similar to us. Competition in each case is based primarily on product offering, price and customer service. The number of competitors in our markets varies. In well-established markets in the Northeast and Texas we have hundreds of competitors, while in others, the competition is limited to several participants.

The competitive landscape differs in each utility service area and within each targeted customer segment. Over the last several years, a number of utilities have spun off their retail marketing arms as part of the opening of retail competition in these markets. Markets that offer POR programs are generally more competitive than those markets in which retail energy providers bear customer credit risk. Market participants are significantly shielded from bad debt expense, thereby allowing easier entry into the POR market. In these markets, we face additional competition as barriers to entry are less onerous.

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

Our accounts payable and accounts receivable are impacted by seasonality due to the timing differences between when we pay our suppliers for accounts payable versus when we collect from our customers on accounts receivable. We typically pay our suppliers for purchases of natural gas on a monthly basis and electricity on a weekly basis. However, it takes approximately two months from the time we deliver the electricity or natural gas to our customers before we collect from our customers on accounts receivable attributable to those supplies. This timing difference could affect our cash flows, especially during peak cycles in the winter and summer months.

Natural gas accounted for approximately 36% of our retail revenues for the year ended December 31, 2015, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

As of October 2015, the state of Connecticut no longer allows retail energy providers to offer variable rate plans even after the customer rolls off of a fixed rate plan. As a result of this change, we will offer customers who end their fixed terms with another fixed term of no less than four billing cycles. We believe this regulatory change will not have a significant impact on our results of operations, and we expect that we can manage the renewals in these markets to maintain profitability. Other states are currently examining the effectiveness of implementing such a restriction.

On February 23, 2016 the Public Service Commission of the New York (“NYPSC”) issued an order resetting retail energy markets which would limit the types of competitive products that energy service companies (“ESCOs”), such as us, can offer in New York. The order, which has an effective date of ten days from the date of the order, states that all new mass market or residential customers must be enrolled in a contract that offers either: (i) a guarantee that the customer will pay no more than what the customer would pay as a full service utility customer or (ii) an electricity product that is at least 30% derived from specific renewable sources either in the state of New York or in adjacent market areas. On March 4, 2016, the order was stayed pursuant to a temporary restraining order until April 14, 2016, pending adjudication and resolution of the order. The ESCOs are vigorously contesting the validity of this order given its anti-competitive effect on the retail markets in New York.

We are evaluating the potential impact of the PSC's order on our New York operations while preparing to operate in compliance with any new requirements. Given the uncertainty of the outcome of the order and the final requirements that may be implemented, we are unable to predict at this time whether it will have a significant long-term impact on our operations in New York.

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

Recent interpretations of the Telephone Consumer Protection Act of 1991 (the “TCPA”) by the Federal Communications Commission (“FCC”) have introduced confusion regarding what constitutes an “autodialer” for purposes of determining compliance under the TCPA. Also, additional restrictions have been placed on wireless telephone numbers making compliance with the TCPA more costly. See “Risk Factors—Risks Associated with Violations of the Telephone Consumer Protection Act.”
As compliance with the TCPA gets more costly and as door-to-door marketing becomes increasingly risky both from a regulatory compliance perspective and from the risk of such activities drawing class action litigation claims, we and our peers who rely on these sales channels will find it more difficult than in the past to engage in direct marketing efforts.

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

Employees

We employed 189 people as of December 31, 2015. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. We utilize the services of independent contractors and vendors to perform various services.

In connection with the Master Service Agreement, 93 of the 189 Spark employees as of December 31, 2015 were transferred to Retailco Services, LLC on January 1, 2016.

Facilities

Our corporate headquarters is located in Houston, Texas. We believe that our facilities are adequate for our current operations. We share our corporate headquarters with certain of our affiliates. Spark Energy Ventures, LLC, an indirect subsidiary of NuDevco Partners, LLC, is the lessee under the lease agreement covering these facilities. NuDevco Partners, LLC pays the entire lease payment on behalf of Spark Energy Ventures, LLC, and we reimburse NuDevco Partners, LLC for our share of the leased space.

Available Information

Our principal executive offices are located at 12140 Wickchester Ln., Suite 100, Houston, Texas 77079, and our telephone number is (713) 600-2600. Our website is located at www.sparkenergy.com. We make available our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (the “SEC”), free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Any materials that we have filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549, or accessed by calling the SEC at 1-800-SEC-0330 or visiting the SEC’s website at www.sec.gov.

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
We face risks due to increasing trends in regulation of the retail energy industry at the state level.

Some states are beginning to increase their regulation of their retail electricity and natural gas markets in an effort to eliminate deceptive marketing practices. For example, on June 23, 2015, the Connecticut Legislature passed Public Act 15-90 (“Act 15-90”), which was affirmed in an Interim Decision by the Public Utilities Regulatory Authority of Connecticut on September 30, 2015. Act 15-90 provides that effective October 1, 2015, licensed electric suppliers in Connecticut can no longer offer variable rate products. Upon expiration of current variable rate products, suppliers must either: (i) return the customer to the utility; (ii) keep the customer at the original fixed contract rate until a new contract is entered into or the supplier returns the customer to the utility; or (iii) renew the customer to a new fixed term of no less than four billing cycles. The Public Utilities Regulatory Authority of Connecticut has yet to rule on whether this ban on variable rates under Act 15-90 will become permanent. The inability to offer variable rate products in Connecticut could have the effect of reducing the profitability of operating in that state.

Additionally, on February 23, 2016, the Public Service Commission of the New York (“NYPSC”) issued an order resetting retail energy markets, which would limit the types of competitive products that energy service companies (“ESCOs”), such as us, can offer in New York. The order, which has an effective date of ten days from the date of the order, states that all new mass market or residential customers must be enrolled in a contract that offers either: (i) a guarantee that the customer will pay no more than what the customer would pay as a full service utility customer or (ii) an electricity product that is at least 30% derived from specific renewable sources either in the state of New York or in adjacent market areas. The types of renewable sources that may be used to comply with the new standards are very limited.

In connection with their existing customers, the ESCOs would be obligated to obtain affirmative consent from a customer prior to renewing that customer from a fixed rate or guaranteed savings contract into a contract that provides renewable energy, but does not guarantee savings. ESCOs that currently serve customers through month-

to-month variable rate agreements must enroll those customers in a compliant product at the end of the current billing cycle or return the customers to the utility supply service. ESCOs could lose a significant portion of their customer base to the extent they must seek affirmative consent upon renewal. On March 4, 2016, the order was stayed pursuant to a temporary restraining order until April 14, 2016, pending adjudication and resolution of the order. The ESCOs are vigorously contesting the validity of this order given its anti-competitive effect on the retail markets in New York. In the event that all or significant components of this order are upheld and given effect, ESCOs, including us, could be obligated to seek affirmative consent from their fixed and variable rate customers upon renewal, which may be very difficult to obtain. As of December 31, 2015, 10% of our customers on an RCE basis may be influenced by the current form of this order issued by the NYPSC.
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
In addition, regulators are continuously examining certain aspects of our industry. For example, due to the harsh weather conditions during the 2013-2014 winter season a number of public utility commissions in the northeast have placed additional obligations on retailers in various markets to provide more detailed disclosures to consumers as well as additional and more stringent requirements on notifying customers when their fixed contract converts to variable pricing. These new regulations could adversely affect our customer attrition rates and cause us to incur higher compliance costs.
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

Liability under the Telephone Consumer Protection Act (the “TCPA”) has increased significantly in recent years and we faces risks if we fail to comply with the TCPA.

Our outbound telemarketing efforts and use of mobile messaging to communicate with our customers subjects us to regulation under the TCPA. Over the last several years, companies have been subject to significant liabilities as a result of violations of the TCPA, including penalties, fines and damages under class action lawsuits. In addition, the increased use by us and other consumer retailers of mobile messaging to communicate with our customers has created new issues of application of the TCPA to these communications. In 2015, the Federal Communications

Commission issued several rulings that made compliance with the TCPA more difficult and costly. Specifically, the definition of “autodialer” and the treatment of calls to reassigned mobile numbers have made compliance more difficult and costly. Our failure to effectively monitor and comply with our activities that are subject to the TCPA could result in significant penalties and the adverse effects of having to defend and ultimately suffer liability in a class action lawsuit related to such non-compliance.

We are also subject to liability under the TCPA for actions of our third party vendors who are engaging in outbound telemarketing efforts on our behalf. The issue of vicarious liability for the actions of third parties in violation of the TCPA remains unclear and has been the subject of conflicting precedent in the federal appellate courts. There can be no assurance that we may be subject to significant damages as a result of a class action lawsuit for actions of our vendors that we may not be able to control. If any violation of the TCPA were to occur, our financial results and our ability to pay dividends to the holders of our Class A common stock could be adversely affected.

We are subject to risks of significant liability resulting from class action law suits.

In recent years, retail energy providers have been named as defendants in class action lawsuits relating to pricing and sales practices, among other matters. A number of these lawsuits have resulted in substantial jury awards or settlements. We are currently a defendant in two class action lawsuits involving sales practices in California and New Jersey. Future litigation relating to our pricing and sales practices may negatively impact us by requiring us to pay substantial awards or settlements, increasing our legal costs, diverting management attention from other business issues or harming our reputation with customers, which may adversely affect our financial results and our ability to pay dividends to the holders of our Class A common stock.
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

Our ability to grow depends in part on our ability to make acquisitions that are accretive to our adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA"). We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, (ii) net gain (loss) on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense and (v) other non-cash operating items.

If we are unable to make accretive acquisitions, whether because we are (i) unable to identify attractive acquisition candidates or negotiate commercially acceptable terms for such acquisitions, (ii) unable to obtain financing for these acquisitions on economically feasible terms, or (iii) outbid by competitors, then our future growth may be limited to organic growth.

We may be subject to risks in connection with acquisitions, which could cause us to fail to realize many of the anticipated benefits of such acquisitions.

We believe that acquisitions that we complete, including our acquisitions of Oasis and CenStar in 2015, will be beneficial to our company and our stockholders. Achieving the anticipated benefits of these and future transactions will depend in part upon our accuracy assessing the benefits of the acquisition prior to undertaking it, and our ability to integrate the acquired businesses in an efficient and effective manner.

The successful acquisition of a business requires assessing several factors, including anticipated cash flow and accretive value, regulatory challenges, our ability to retain customers and assumed liabilities. The accuracy of these assessments is inherently uncertain and may divert management’s attention from the day-to-day operations.

Furthermore, even if we are accurate in our assessments, we may not be able to accomplish the integration process smoothly or successfully. The difficulties of integrating our acquisitions potentially will include, among other things:

•	coordinating geographically separate organizations and addressing possible differences in corporate cultures and management philosophies;

•	dedicating significant management resources to the integration of acquisitions, which may temporarily distract management's attention from the day-to-day business of the combined company;

•	operating in states and markets where we have not previously conducted business;

•	managing different and competing brands and retail strategies in the same markets;

•	coordinating customer information and billing systems and determining how to optimize those systems on a consolidated level;

•	successfully transitioning acquired business operations to Retailco Services, LLC under the Master Service Agreement; and

•	successfully recognizing expected cost savings and other synergies in overlapping functions.

If any of the risks above were to occur, our financial results and our ability to pay dividends to the holders of our Class A common stock could be adversely affected.

Our future growth is dependent on the successful execution of our growth strategy.

Our growth strategy depends on our ability to make acquisitions that are accretive to our earnings. One of the primary sources of our anticipated growth strategy is through the acquisition of businesses from NG&E, which is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder. The success of this growth strategy is dependent on a variety of factors including:

•	successful identification of accretive acquisition targets by NG&E;

•	material events or changes in the acquired companies that occur after NG&E acquires them, which may preclude us from completing any acquisitions;

•	NG&E's ability to operate these acquired companies in a manner that causes them to retain their value prior to any acquisitions;

•	NG&E’s willingness to offer the opportunities to us at prices that are commercially attractive and on terms that are acceptable to us;

•
our ability to obtain financing for these acquisitions on economically feasible terms, which may depend on NG&E's willingness to accept shares of Class B common stock or other financing in consideration of these acquisitions; and

•	our ability to obtain approval by a special committee of independent directors of our Board of any such transaction;

If any of the risks above were to occur, it may impact our growth strategy, and our financial results and our ability to pay dividends to the holders of our Class A common stock could be adversely affected. We can provide no assurance that NG&E will offer us acquisition opportunities, or if it does offer us any acquisition opportunities, that it will do so on commercially reasonable terms. Neither NG&E nor any of its affiliates is obligated to offer us any acquisition opportunities. Further, we may not decide to accept any such opportunities presented by NG&E or its affiliates on the terms being offered. Any transaction between us and any of NG&E or its affiliates would be subject to review and approval of a special committee of independent directors. Investors should not place any reliance on any intention of NG&E and its affiliates to offer us acquisition opportunities.

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

The provision of operational support services under the Master Service Agreement by our affiliate Retailco Services, LLC subjects us to a variety of risks.

A significant portion of our operations, including enrollment and renewal transaction services, customer billing and transaction services, electronic payment processing services, customer services and information technology infrastructure and application support services is being provided to us by our affiliate, Retailco Services, LLC, under the Master Service Agreement. We are subject to a variety of risks under the Master Service Agreement, including:

•
conflicts of interest that may arise between W. Keith Maxwell III, our Chairman of the Board, founder and majority stockholder, who owns Retailco Services, LLC, where he may favor the interests of Retailco Services, LLC over our interests;

•
the charging of higher fees by Retailco Services, LLC than we originally anticipated, or the inability of Retailco Services, LLC to provide us with certain service levels, each of which may be renegotiated quarterly;

•	failure of Retailco Services, LLC to perform or meet other obligations under the Master Service Agreement;

•	counterparty credit risk for certain penalty payments that may be payable to us by Retailco Services, LLC;

•
termination of the Master Service Agreement at a time earlier than we anticipate or at a time that is unfavorable to us, which could subject us to increased costs to transition those services elsewhere;

•
a change of control in which Mr. Maxwell no longer controls or owns a significant interest in either of Retailco Services, LLC or us, which could impact Mr. Maxwell’s incentives to provide us services through Retailco Services, LLC; and

•	a negative impact on our operations and financial reporting due to the outsourcing of certain of our internal controls and data accuracy processes.

If any of the risks above were to occur, our financial results and our ability to pay dividends to the holders of our Class A common stock could be adversely affected.
Our financial results fluctuate on a seasonal and quarterly basis.
Our overall operating results fluctuate substantially on a seasonal basis depending on: (1) the geographic mix of our customer base; (2) the concentration of our product mix; (3) the impact of weather conditions on commodity pricing and demand, (4) variability in market prices for natural gas and electricity, and (5) changes in the cost of delivery of such commodities through energy delivery networks. These factors can have material short-term impacts on monthly and quarterly operating results, which may be misleading when considered outside of the context of our annual operating cycle. In addition, our accounts payable and accounts receivable are impacted by seasonality due to the timing differences between when we pay our suppliers for accounts payable versus when we collect from our customers on accounts receivable. We typically pay our suppliers for purchases of natural gas on a monthly basis and electricity on a weekly basis. However, it takes approximately two months from the time we deliver the electricity or natural gas to our customers before we collect from our customers on accounts receivable attributable to those supplies. This timing difference could affect our cash flows, especially during peak cycles in the winter and summer months. Furthermore, as a result of the seasonality of our business, we may reserve a portion of our excess cash available for distribution in the first and fourth quarters in order to fund our second and third quarter distributions. Because of the seasonal nature of our business and operating results, it may be difficult for investors to accurately and adequately value our business based on our interim result, which could materially negatively impact our financial results and our ability to pay dividends to the holders of our Class A common stock.
Pursuant to our cash dividend policy, we distribute a significant portion of our cash through regular quarterly dividends, and our ability to grow and make acquisitions with cash on hand could be limited.
Pursuant to our cash dividend policy, we have been distributing, and intend to distribute, a significant portion of our cash through regular quarterly dividends to holders of our Class A common stock. As such, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional equity securities in connection with any acquisitions or growth capital expenditures, the payment of dividends on these additional equity securities may increase the risk that we will be unable to maintain our per share dividend rate. We may also rely upon external financing sources, including the issuance of debt, equity securities, convertible subordinated notes and borrowings under our Senior Credit Facility to fund our acquisitions and growth capital expenditures. The incurrence of bank borrowings or other debt to finance our growth strategy will result in increased interest expense and the imposition of additional or more restrictive covenants, which, in turn, may impact our ability to pay dividends to holders of our Class A common stock. We may decide not to pursue otherwise attractive acquisitions if the projected short-term cash flow from the acquisition or investment is not adequate to service the capital raised to fund the acquisition or investment, after giving effect to our available cash reserves.
We may have difficulty retaining our existing customers or obtaining a sufficient number of new customers.
As of December 31, 2015, approximately 44% of our natural gas RCEs were fixed-price, and the remaining 56% of our natural gas RCEs were variable-price. As of December 31, 2015, approximately 66% of our electricity RCEs were fixed-price, and the remaining 34% of our electricity RCEs were variable-price. A significant decrease in the retail price of natural gas or electricity may cause our customers to switch retail energy service providers during their contract terms to obtain more favorable prices. Although we generally have a right to collect a termination fee from each customer on a fixed-price contract who terminates their contract following such an event, we may not be able to collect the termination fees in full or at all. Our variable-price contracts typically may be terminated by our customers at any time without penalty.

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

Our affiliate, National Gas & Electric, LLC, competes with us in several markets.

W. Keith Maxwell III, our founder, Chairman and the indirect owner of a majority interest in us, is also the sole owner and Chief Executive Officer of NG&E. NG&E was created to make acquisitions for the purpose of ultimately offering all or a portion of such acquisitions to us as a part of our growth strategy. NG&E may choose to retain all or a portion of these acquisitions for its own business, or it may operate the businesses it acquires for a lengthy period of time before offering them to us. In operating these businesses, NG&E will from time to time compete with us in various markets. We also may both be acquiring customers in the same markets and using the same pool of vendors. Such competition may adversely affect our ability to operate successfully in a given market, which could have a material adverse effect on our financial results and our ability to pay dividends to the holders of our Class A common stock.

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
We bear direct credit risk related to our customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2015, customers in non-POR markets represented approximately 44% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity gas service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract. Even if we terminate service to customers who fail to pay their bill, we remain liable to our suppliers of natural gas and electricity for the cost of those commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.
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
In POR markets, we rely on the local regulated utility to purchase our customer accounts receivable and to perform timely and accurate billing. POR markets represented approximately 56% of our retail revenues for the year ended December 31, 2015. As our business grows, the portion of customers we serve in POR markets could increase. The bankruptcy of a local regulated utility could result in a default in such local regulated utility’s payment obligations to us, or efforts to reject contracts for service that they have with us if they believe there is a high value alternative opportunity.
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
We have $42.4 million of indebtedness outstanding under our Senior Credit Facility and $21.5 million in issued letters of credit as of December 31, 2015. Debt we incur under our Senior Credit Facility or otherwise could have important negative consequences on our financial condition, including:

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

—	exposing us to the risk of increased interest rates because borrowings under our Senior Credit Facility will be at variable rates of interest; and

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

In connection with our obligations to remit sales taxes charged to our customers, the various states in which we operate undertake periodic audits of our remittance and collections of sales taxes. The Company is undergoing an audit in New York that spans several years for which the Company may have additional liabilities in connection with those years. States such as New York and Texas have particularly complex sales tax structures with varying rates depending on the city and county in which a taxpayer is located and the type of taxpayer. As a result of these complexities and due to errors on the part of the utilities in providing us with accurate information to properly assess these taxes, we are frequently assessed for additional sales taxes that we may have not remitted correctly. We cannot predict the impact of these sales tax audits on our financial results. The amounts we may be obligated to pay in connection with erroneous remittances of sales taxes could be material to our financial results and our ability to pay dividends to the holders of our Class A common stock.
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
The Company’s business is subject to cyber-attacks and data breaches, including the risk that sensitive customer data may be compromised, which could result in an adverse impact to its reputation and results of operations
The Company is dependent on information technology systems that we own and that are owned and managed by third parties. Parties that wish to disrupt the Company’s operations could view our computer systems or networks and those of our third party outsourced providers as attractive targets for cyber-attack. Our business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, drivers’ license numbers, social security numbers and bank account information. The Company provides sensitive customer data to vendors and service providers who require access to this information in order to provide billing and transaction services.
A successful cyber-attack on the systems that control the Company’s billing and transaction and customer information systems could severely disrupt business operations, preventing the Company from billing and collecting revenues. A cyber-attack or security breach on us or our third party outsourced system providers could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny, diminished customer confidence and damage to the Company’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses. The Company does not maintain cyber-liability insurance that covers certain damage caused by potential cyber incidents. A significant cyber incident could materially and adversely affect the Company’s business, financial condition and results of operations.
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
The Act and any new regulations promulgated under the Act could significantly increase the cost of derivative transactions, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and related regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect our financial results and our ability to pay dividends to the holders of our Class A common stock.
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
As of December 31, 2015, approximately 66% of our RCEs were located in five states. Specifically, 16%, 15%, 14%, 11% and 10% of our customers on an RCE basis were located in New York, Illinois, Texas, Pennsylvania and Connecticut, respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. In addition, if any of the states that contain a large percentage of our customers were to reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to economically operate in that state, our financial results and our ability to pay dividends to the holders of our Class A common stock could be adversely affected.
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

—	the level and timing of customer acquisition costs we incur;

—	the level of our operating and general and administrative expenses;

—	seasonal variations in revenues generated by our business;

—	our debt service requirements and other liabilities;

—	fluctuations in our working capital needs;

—	our ability to borrow funds and access capital markets;

—	restrictions contained in our debt agreements (including our Senior Credit Facility);
— management of customer credit risk;

—	abrupt changes in regulatory policies; and,

—	other business risks affecting our cash flows.
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
Furthermore, holders of our Class A common stock should be aware that the amount of cash available for distribution depends primarily on our cash flow, and is not solely a function of profitability, which is affected by non-cash items. We may incur other expenses or liabilities during a period that could significantly reduce or eliminate our cash available for distribution and, in turn, impair our ability to pay dividends to holders of our Class A common stock during the period. Because we are a holding company, our ability to pay dividends on our Class A common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us. We are entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo is entitled to make cash distributions to Retailco, LLC and NuDevco Retail, LLC ("NuDevco Retail") and us so long as: (a) no default exists or would result from such a payment; (b) Spark HoldCo, SE, SEG, CenStar and Oasis are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed borrowing base limits. Finally, dividends to holders of our Class A common stock are paid at the discretion of our board of directors. Our board of directors may decrease the level of or entirely discontinue payment of dividends.
We are a holding company. Our sole material asset is our equity interest in Spark HoldCo and we are accordingly dependent upon distributions from Spark HoldCo to pay dividends, pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses under the Spark HoldCo LLC Agreement.
We are a holding company and have no material assets other than our equity interest in Spark HoldCo. We have no independent means of generating revenue. The Spark HoldCo LLC Agreement provides, to the extent Spark HoldCo has available cash and is not prevented by restrictions in any of its credit agreements, for distributions pro rata to its unitholders, including us, such that we receive an amount of cash sufficient to pay the estimated taxes payable by us, the targeted quarterly dividend we intend to pay holders of our Class A common stock, and payments under the Tax Receivable Agreement we entered into with Spark HoldCo, NuDevco Retail Holdings, LLC ("NuDevco Retail Holdings," predecessor-in-interest to Retailco, LLC) and NuDevco Retail. In addition, Spark HoldCo pays for our corporate and other overhead expenses pursuant to the Spark HoldCo LLC Agreement. To the extent that we need funds and Spark HoldCo or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our financial results and our ability to pay dividends to the holders of our Class A common stock.

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
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation and bylaws. W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder, wholly indirectly owns Retailco, LLC (taking into account the 137,500 shares of Class B Common Stock and Spark HoldCo LLC units held by its affiliate, NuDevco Retail), which owns all of our Class B common stock (representing 77.51% of our combined voting power) at December 31, 2015. Retailco, LLC succeeded to the interest of NuDevco Retail Holdings in 10,612,500 shares of our Class B common stock and an equal number of our Spark HoldCo LLC units pursuant to a series of transfers which occurred in January 2016.
Retailco, LLC is entitled to act separately in its own interest with respect to its investment in us. Retailco, LLC has the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, Retailco, LLC is able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and is able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company. The existence of a significant shareholder, such as our Founder, may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.
So long as Retailco, LLC continues to control a significant amount of our common stock, it will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of Retailco, LLC may differ or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling shareholder.
We are a “controlled company” under NASDAQ Global Market rules, and as such we are entitled to an exemption from certain corporate governance standards of the NASDAQ Global Market, and you may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ Global Market corporate governance requirements.
We qualify as a “controlled company” within the meaning of NASDAQ Global Market corporate governance standards because Retailco, LLC controls more than 50% of our voting power. Under NASDAQ Global Market rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement to have a nominating/corporate governance committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities, (iii) the requirement to have a compensation committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities and (iv) the requirement of an annual performance evaluation of the nominating/corporate governance and compensation committees.
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
Subject to certain limitations and exceptions, Retailco, LLC and its affiliate NuDevco Retail may exchange their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent public offerings. On March 16, 2016, we have 4,118,623 outstanding shares of Class A common stock and 9,750,000 outstanding shares of Class B common stock.
On March 16, 2016, Retailco and NuDevco Retail owned 9,750,000 shares of Class B common stock and 571,264 shares of Class A common stock, representing approximately 74.42% of our total Class A and B common stock. All such shares are restricted from immediate resale under the federal securities laws but may be sold into the market in the future. Retailco, LLC and NuDevco Retail are each a party to a registration rights agreement with us that requires us to effect the registration of their shares in certain circumstances. Subject to compliance with the Securities Act or exemptions therefrom, employees may sell their shares into the public market.
We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances or sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock. Our amended and restated certificate of incorporation allows us to issue up to an additional 186,131,377 shares of equity securities, including securities ranking senior to our Class A common stock.
We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.
We are party to a Tax Receivable Agreement with Spark HoldCo, Retailco, LLC (as assignee of NuDevco Retail Holdings) and NuDevco Retail. This agreement generally provide for the payment by us to Retailco, LLC and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in periods after our IPO on August 1, 2014 as a result of (i) any tax basis increase resulting from the purchase by Spark Energy, Inc. of Spark HoldCo units from NuDevco Retail Holdings prior to or in connection with the IPO, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Spark HoldCo LLC Agreement (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Spark HoldCo LLC Agreement) and (iii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.
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

We did not meet the threshold coverage ratio required to fund the first payment to NuDevco Retail Holdings under the Tax Receivable Agreement during the four-quarter period ending September 30, 2015. As such, the initial payment under the Tax Receivable Agreement due in late 2015 was deferred pursuant to the terms thereof. See Note 13 “Transactions with Affiliates” in the notes to our condensed combined and consolidated financial statements for additional details on the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
If we elect to terminate the Tax Receivable Agreement early or it is terminated early due to certain mergers or other changes of control, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits subject to the Tax Receivable Agreement, which calculation of anticipated future tax benefits will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including the assumption that we have sufficient taxable income to fully utilize such benefits and that any Spark HoldCo units that Retailco, LLC, NuDevco Retail, or their permitted transferees own on the termination date are deemed to be exchanged on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of such future benefits.
In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. For example, if the Tax Receivable Agreement had been terminated immediately after our IPO, the estimated termination payment would be approximately $66.9 million (calculated using a discount rate equal to the one-year London Inter-Bank Offered Rate ("LIBOR"), plus 200 basis points). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
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
In April 2012, President Obama signed into law the JOBS Act. We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company until as late as December 31, 2019, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
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
We are required to comply with certain of the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weakness in internal control over financial reporting identified by our management and our independent registered public accounting firm. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Also, prior to our IPO, we were not previously required to prepare quarterly financial statements, nor were we required to generate financial statements in the time frames mandated for public companies by the Commission’s reporting requirements.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the end of the fiscal year after we are no longer an “emerging growth company” under the JOBS Act, which may be for up to five fiscal years after the completion of our IPO.
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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome occur, management does not currently expect that these matters will have a material adverse effect on our financial position or results of operations. See Note 12 "Commitments and Contingencies" to the audited combined and consolidated financial statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. The Company intends to file a response to class action complaint in due course.

Arturo Amaya et al v. Spark Energy Gas, LLC
Arturo Amaya et al v. Spark Energy Gas, LLC is a purported class action filed on May 22, 2015 in the United States District Court for the Northern District of California alleging, among other things, that certain door-to-door sales representatives engaged as independent contractors for Spark Energy Gas, LLC allegedly engaged in deceptive practices in violation of the California Civil Code, California Unfair Competition Law, California False Advertising Law and the California Consumer Legal Remedies Act while marketing Spark Energy Gas, LLC’s gas services to consumers in California. On September 29, 2015, Spark Energy Gas, LLC filed a motion to dismiss the complaint in its entirety and a motion to compel arbitration in the case of one of the named plaintiffs. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. The Court has set a hearing date of June 3, 2016 to hear any Motion for Class Certification that Plaintiffs may file in this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “SPKE”. On March 16, 2016, the closing price of our stock was $23.84, and we had one holder of record of our Class A common stock and two holders of record of our Class B common stock, excluding stockholders for whom shares are held in “nominee” or “street name”. The following table presents the high and low sales prices for closing market transactions as reported on the NASDAQ for the periods presented.

	2015		2014 (1)
Quarter Ended	Low	High	Low	High
March 31	$13.01	$15.95	N/A	N/A
June 30	$11.85	$16.10	N/A	N/A
September 30	$14.56	$17.65	$15.77	$18.38
December 31	$15.56	$22.53	$13.06	$17.72

(1)	We completed our IPO on August 1, 2014. Our Class A common stock began trading on the NASDAQ Global Select Market on July 29, 2014.

Dividends

We intend to pay a cash dividend each quarter to holders of our Class A common stock to the extent we have cash available for distribution to do so. Below is a summary of dividends paid on our Class A common stock for 2015 and 2014.

	2015
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.3625	3/2/2015	03/16/2015
Second Quarter	$0.3625	6/1/2015	06/15/2015
Third Quarter	$0.3625	8/31/2015	09/14/2015
Fourth Quarter	$0.3625	11/30/2015	12/14/2015

2014
	Per Share Amount	Record Date	Payment Date
First Quarter	N/A	-	-
Second Quarter	N/A	-	-
Third Quarter	N/A	-	-
Fourth Quarter (1)	$0.2404	11/28/2014	12/15/2014

(1)	We completed our IPO on August 1, 2014. Our dividend for the third quarter of 2014 was prorated from July 29, 2014 (date of closing of our initial public offering) through September 30, 2014.

Issuer Purchases of Equity Securities

We have not repurchased any equity securities since our IPO, which closed on August 1, 2014.

Recent Sales of Unregistered Equity Securities

We have not sold any unregistered equity securities since our IPO other than as previously reported.

Stock Performance Graph

The following graph compares, since the IPO, the quarterly performance of our Class A common stock to the NASDAQ Composite Index (NASDAQ Composite) and the Dow Jones U.S. Utilities Index (IDU). The chart assumes that the value of the investment in our Class A common stock and each index was $100 at July 29, 2014 (the date our Class A common stock began trading on the NASDAQ Global Select Market), and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

The performance graph above and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate by reference.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for each of the years in the four year period ended December 31, 2015. We have elected to utilize the reduced disclosure requirements available as an emerging growth company under the Jumpstart our Business Startups Act of 2012, including the presentation of only four years of historical financial data in the tables below.

This information is derived from our combined and consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Emerging Growth Company Status” and “Financial Statements and Supplementary Data”.

(in thousands, except per share and volumetric data)	Year Ended December 31,
	2015	2014	2013	2012
Statement of Operations Data:
Total Revenues	$358,153	$322,876	$317,090	$379,062
Operating Income (Loss)	29,905	(3,841)	32,829	29,440
Net Income (Loss)	25,975	(4,265)	31,412	26,093
Net Income (Loss) Attributable to Non-Controlling Interests	22,110	(4,211)	—	—
Net Income (Loss) Attributable to Spark Energy, Inc. Stockholders	3,865	(54)	31,412	26,093

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$1.26	$(0.02)	N/A (1)	N/A (1)
Diluted	$1.06	$(0.02)	N/A (1)	N/A (1)

Weighted average common shares outstanding
Basic	3,064	3,000	N/A (1)	N/A (1)
Diluted	3,327	3,000	N/A (1)	N/A (1)

Balance Sheet Data:
Current assets	$102,680	$105,989	$101,291	$104,246
Current liabilities	$85,041	$92,816	$73,142	$67,297
Total assets	$162,234	$138,397	$109,073	$129,278
Long-term liabilities	$43,874	$21,463	$18	$679

Cash Flow Data:
Cash flows from operating activities	$45,931	$5,874	$44,480	$44,076
Cash flows used in investing activities	$(41,943)	$(3,040)	$(1,481)	$(1,643)
Cash flows used in financing activities	$(3,873)	$(5,664)	$(42,369)	$(39,904)

Other Financial Data:
Adjusted EBITDA (2)	$36,869	$11,324	$33,533	$40,659
Retail gross margin (2)	$113,615	$76,944	$81,668	$93,219
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(20,043)	$(3,305)	$—	$—

Other Operating Data:
RCEs (thousands)	415	326	310	388
Natural gas volumes (MMBtu)	14,786,681	15,724,708	16,598,751	17,527,252
Electricity volumes (MWh)	2,075,479	1,526,652	1,829,657	2,698,084

(1) EPS and other per share data is not meaningful prior to the Company's IPO, effective August 1, 2014, as the Company operated under a sole-member ownership structure.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the combined and consolidated financial statements and the related notes thereto included elsewhere in this report. In this report, the terms “Spark Energy,” “Company,” “we,” “us” and “our” refer collectively to (i) the combined business and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC and the retail electricity business of Spark Energy, LLC before the completion of our corporate reorganization in connection with the initial public offering of Spark Energy, Inc., which closed on August 1, 2014 (the “IPO”) and (ii) Spark Energy, Inc. and its subsidiaries as of the IPO and thereafter.
Overview

We are a growing independent retail energy services company first founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable-price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2015, we operated in 66 utility service territories across 16 states.
Our business consists of two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2015, 2014 and 2013, approximately 36%, 45% and 39%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2015, 2014 and 2013, approximately 64%, 55% and 61%, respectively, of our retail revenues were derived from the sale of electricity.

Spark Energy, Inc. was formed in April 2014 and, as a result, has historical financial operating results only for the portions of the periods covered by this report that are subsequent to the closing of the IPO on August 1, 2014. The following discussion analyzes our historical combined financial condition and results of operations before the IPO, which is the combined businesses and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC (“SEG”) and the retail electricity business of Spark Energy, LLC (“SE”), and the consolidated results of operations and financial condition of Spark Energy, Inc. and its subsidiaries after the IPO. SE and SEG are the operating subsidiaries through which we have historically operated our retail energy business and were commonly controlled by NuDevco Partners, LLC prior to the IPO.

Recent Developments

Acquisitions of CenStar Energy Corp and Oasis Power Holdings, LLC

On July 8, 2015, the Company completed its acquisition of CenStar Energy Corp. ("CenStar"). On July 31, 2015, the Company completed its acquisition of Oasis Power Holdings, LLC ("Oasis"). See “—Drivers of our Business—Acquisitions” for a discussion of these acquisitions.

Senior Credit Facility

In order to facilitate the acquisitions of Oasis and CenStar, the Company, as guarantor, and Spark HoldCo and its subsidiaries as co-borrowers amended and restated its $70 million senior secured working capital revolving credit facility (as amended and restated, the "Senior Credit Facility") to include a senior secured working capital facility of $60.0 million (the "Working Capital Line") and a $25.0 million acquisition line (the "Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisition transactions with the remainder to be financed by the Company either through cash on hand, equity contributions or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. See “—Cash Flows—Senior Credit Facility” for a additional details regarding the amendment and a discussion of the terms of the Senior Credit Facility.

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement ”) effective January 1, 2016 with Retailco Services, LLC, which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services, LLC will provide us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See “Business and Properties—Master Service Agreement with Retailco Services, LLC” for a more detailed summary of the terms and conditions of the Master Service Agreement.

Customers and Residential Customer Equivalents

The following table shows our counts of residential customer equivalents ("RCEs") and customers as of December 31, 2015 and 2014:

RCEs/Customers:
	RCEs			Customers
	December 31,		% Increase (Decrease)	December 31,		% Increase (Decrease)
(In thousands)	2015	2014		2015	2014
Retail Electricity	257	157	64%	203	145	40%
Retail Natural Gas	158	169	(7)%	144	173	(17)%
Total Retail	415	326	27%	347	318	9%

The following table details our count of RCEs by geographical location as of December 31, 2015:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	154	60%	52	33%	206	50%
Midwest	43	17%	62	39%	105	25%
Southwest	60	23%	44	28%	104	25%
Total	257	100%	158	100%	415	100%

The geographical regions noted above include the following states:

•	East - New York, New Jersey, Pennsylvania, Connecticut, Massachusetts, Maryland and Florida;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Texas, California, Nevada, Colorado and Arizona.

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We expect an emphasis on growth through acquisition to continue in 2016.

Acquisitions. Our Founder formed National Gas & Electric, LLC (“NG&E”) in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to the Company. We currently expect that we would fund any potential drop-downs with some combination of cash, subordinated debt, or the issuance of Class B Common Stock to NG&E. However, actual consideration paid for the assets will depend, among other things, on our capital structure and liquidity at the time of any drop-down. This drop-down strategy affords the Company access to opportunities that might not otherwise be available to us due to our size and availability of capital. See “Business and Properties—Relationship with our Founder and Majority Shareholder” for further discussion.

Additionally, we may independently acquire both portfolios of customers as well as smaller retail energy companies through some combination of cash, borrowings under the Acquisition Line of the Senior Credit Facility, or through the issuance of Class A Common Stock to the public.

Organic Growth. Our organic sales strategies are used to both maintain and grow our customer base by offering competitive pricing, price certainty and/or green product offerings. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price the local regulated utility is offering. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that satisfies our profitability objectives and provides customer value. We develop marketing campaigns using a combination of sales channels, with an emphasis on door-to-door marketing and outbound telemarketing given their flexibility and historical effectiveness. We identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email, direct mail, affinity programs, direct sales, brokers and consultants. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired growth and profitability targets.

RCE and Customer Count Activity. The following table shows our RCE and customer count activity during the years ended December 31, 2015, 2014 and 2013.

	RCEs				Customers
(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Annual Increase (Decrease)	Retail Electricity	Retail Natural Gas	Total	% Annual Increase (Decrease)
December 31, 2012	221	167	388		142	95	237
Additions	39	30	69		34	31	65
Attrition	(97)	(50)	(147)		(55)	(36)	(91)
December 31, 2013	163	147	310	(20)%	121	90	211	(11)%
Additions	85	99	184		94	189	283
Attrition	(91)	(77)	(168)		(70)	(106)	(176)
December 31, 2014	157	169	326	5%	145	173	318	51%
Additions (1)	208	100	308		168	131	299
Attrition	(108)	(111)	(219)		(110)	(160)	(270)
December 31, 2015	257	158	415	27%	203	144	347	9%

(1)	Includes 40,000 RCEs (37,000 customers) from the acquisition of Oasis and 65,000 RCEs (16,000 customers) from the acquisition of CenStar.

Our 27% and 9% net RCE and customer growth, respectively, in 2015 reflects our acquisitions of CenStar and Oasis, which resulted in an increase in the overall size of individual customers. This growth was partially offset by the slowing of organic additions as we shifted our focus to acquisitions and renegotiated our mass market vendor commission structure in the third quarter of 2015, which correlated commission payments with customer value. These efforts had the effect of resetting our vendor relationships, which in turn slowed organic growth as vendors adapted to the new structure.

Our 51% net customer growth in 2014 reflected the overall success of our marketing campaigns, which were relaunched in the second half of 2013 after an 18 month pre-IPO marketing break as our Founder invested his capital in other businesses. The 2014 growth was primarily organic, but includes two acquisitions of customer contracts in Connecticut. See Note 15 "Customer Acquisitions" to the Company’s Audited Combined and Consolidated Financial Statements included elsewhere in this Report for a discussion of these acquisitions.

Acquisitions

During the first quarter of 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 25,800 residential and commercial natural gas contracts in Northern California for a purchase price of $2.0 million. The transaction closed in April 2015.

On July 8, 2015, the Company completed its acquisition of CenStar, a retail energy company based in New York with approximately 65,000 RCEs, or 16,000 customers. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments, plus a payment for positive working capital of $10.4 million and an earnout payment estimated as of the acquisition date to be $0.5 million, which is associated with a financial measurement attributable to the operations of CenStar for the year following the closing (the "CenStar Earnout"). See Note 7 "Fair Value Measurements" to the audited combined and consolidated financial statements for further discussion. The purchase price was financed with $16.6 million (including positive working capital of $10.4 million) in borrowings under our Senior Credit Facility and $2.1 million from the issuance of a convertible subordinated note (the "CenStar Note") from the Company and Spark HoldCo to Retailco Acquisition Co, LLC ("RAC"), an affiliate of the Company’s founder and majority shareholder.

On July 31, 2015, the Company completed its acquisition of Oasis, a retail energy company with approximately 40,000 RCEs, or 37,000 customers in six states across 18 utilities. The purchase price for the Oasis acquisition was $20.0 million, subject to working capital adjustments. The purchase price was financed with $15.0 million of borrowings under our Senior Credit Facility, $5.0 million from the issuance of a convertible subordinated note (the "Oasis Note") from the Company and Spark HoldCo to RAC, and $2.0 million cash on hand.

See “—Cash Flows—Subordinated Debt to Affiliates” for a discussion of the terms of the CenStar and Oasis Notes.

Organic Growth

	Year Ended December 31
(In thousands)	2015	2014	2013
Customer Acquisition Costs	$19,869	$26,191	$8,257

Management of customer acquisition costs is a key component to our profitability. Customer acquisition costs are spending for organic customer acquisitions and does not include customer acquisitions through acquisitions of businesses or portfolios of customer contracts, which are recorded as customer relationships.

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

As we shifted our focus to acquisitions and due to recent changes to our residential vendor commission payment structure to better align them with lifetime customer value, our customer acquisition spending in the second half of 2015 slowed, resulting in customer acquisition costs of $19.9 million in 2015.

In 2014, we invested $9.8 million acquiring customers in Southern California, or approximately 37% of total customer acquisition costs of $26.2 million in 2014. Given the abnormally high early termination and disconnect for non-payment attrition rates we faced in this market, this expenditure yielded significantly less net customer growth than in our other markets. As a result, we determined that a portion of our unamortized capitalized customer acquisition costs in Southern California in 2014 were impaired, and we accelerated amortization of these costs by $6.5 million for the year ended December 31, 2014 to reflect the estimated future cash flows of the Southern California customer contracts. See “—Southern California Market Entry” below for more detailed discussion on our customer acquisition costs in Southern California. The $16.4 million customer acquisition costs outside of Southern California were invested in acquiring gas and electricity customers across our various other markets with economics that met or exceeded our targeted return thresholds.

Our Ability to Manage Customer Attrition

	Year Ended December 31
	2015	2014	2013
Attrition on Customer basis	6.9%	5.5%	3.6%
Attrition on RCE basis	5.1%	4.9%	3.5%

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition during the year ended December 31, 2015 was higher than in previous years due to high attrition in the first half of 2015 driven by the reduction of the Southern California customer base and billing issues in the

Midwest. Both of these issues were actively managed in the first half of 2015, and we saw attrition return to normal levels by the fourth quarter of 2015. The following table presents attrition by customer on a quarterly basis showing the improvement in attrition throughout the year ended December 31, 2015:

	Year Ended	Quarter Ended
	December 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2015
Attrition on Customer basis	6.9%	5.5%	5.9%	7.6%	8.5%
Attrition on RCE basis	5.1%	4.5%	5.0%	5.2%	5.7%

Our rate of attrition during 2014 increased significantly due to higher than expected customer attrition in the Northeast due to extreme weather patterns experienced during the 2013 to 2014 winter season. Additionally, we saw high early tenure attrition and disconnects for non-payment in the Southern California gas market where we offered flat and fixed rate gas products in a largely unpenetrated and minimally competitive market. Finally, as expected, we experienced early tenure churn in several markets where we aggressively relaunched our marketing efforts in late 2013 and 2014. See “—Southern California Market Entry” below for a more detailed discussion of our attrition rates in Southern California.

Customer attrition in 2013 was benefited by the minimal customer acquisition spending throughout 2012 and most of 2013 as early tenure attrition was negligible. However, the overall customer count continued to shrink until the marketing channels were relaunched in late 2013.

Customer Credit Risk

	Year Ended December 31
	2015	2014	2013
Total Non-POR Bad Debt as % of Revenue	5.0%	5.7%	1.8%
Total Non-POR Bad Debt as % of Revenue, excluding Southern California	3.8%	3.2%	1.8%

For the years ended December 31, 2015, 2014 and 2013, approximately 56%, 44% and 47% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies. As of December 31, 2015, 2014 and 2013, respectively, all of these local regulated utility companies had investment grade ratings. During the same periods, we paid these local regulated utilities a weighted average discount of approximately 1.4%, 1.0% and 1.0% of total revenues for customer credit risk protection, respectively.

Our bad debt expense for the years ended December 31, 2015, 2014 and 2013 was approximately 5.0%, 5.7% and 1.8% of non-POR market retail revenues, respectively. Bad debt expense as a percentage of non-POR market retail revenues remained high in 2015 due to the negative impact of higher attrition in the Midwest natural gas markets and continued disconnections for non-payment from our Southern California portfolio, where we stopped selling in January 2015. We have recently introduced upfront credit screening to many of our natural gas sales campaigns in order to proactively identify potential at-risk customers.

Bad debt increased in 2014 as a result of several factors, one of which was our focus on customer acquisition in the Southern California gas market in which we bear customer credit risk. A larger than anticipated percentage of new customers in this market terminated service between 30 and 90 days of coming on flow or were not paying their invoices resulting in disconnect for non-payment, which left the Company attempting to recoup one to three months of outstanding balances from these customers. Our management of customer credit risk in this market was primarily through disconnection and aggressive collection efforts. See “—Southern California Market Entry” below. Bad debt expense attributable to the Northeast Region has also increased in 2014 as we have experienced greater difficulty in collecting higher than normal bills from commercial and residential customers following the extreme weather patterns in that region during the 2014 winter season.

Our bad debt expense in 2013 was in line with industry averages and primarily resulted from Texas, which was our largest non-POR market.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. In the early part of 2015, colder than anticipated weather increased volumes and thus positively impacted our first quarter earnings. Warmer than normal weather in the fourth quarter of 2015 in the Northeast negatively impacted natural gas volumes, while we also optimized our costs of revenues as commodity prices fell.

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

During the years ended December 31, 2015 and 2014, we were obligated to pay demand charges of approximately $2.6 million and $2.8 million, respectively, under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013. Although these demand payments will decrease over time, a portion of the related capacity agreements extend through 2028. Net asset optimization results were a gain of $1.5 million, a gain of $2.3 million and a gain of $0.3 million for the year ended December 31, 2015, 2014 and 2013, respectively.

Southern California Market Entry

Starting in the second quarter of 2014 we accelerated our growth by acquiring carbon neutral gas customers in Southern California. Although we were successful in our acquisition of customers, the campaign faced significant challenges. These challenges resulted in higher than estimated customer attrition and bad debt expense. We attributed our high customer attrition and non-payment rates in the Southern California gas market to confusion and lack of awareness by consumers in an early stage competitive market that is also a “dual bill” market for which customers receive two bills, one from the local distribution utility for delivery and one from the retail energy provider for the product. These factors were exacerbated by the lack of an immediate savings from the utility price as the products that we are offering provided carbon neutral natural gas at a fixed price rather than an immediate savings claim. As a result, our monthly attrition in the Southern California gas market averaged 11.4% during the time we were actively marketing there (April 2014 to December 2014), as compared to an average attrition rate of 4.8% for the rest of the Company’s markets during 2014. Our bad debt expense in this market was heavily impacted by early stage customer attrition and non-payment rates. As noted above, a much larger than anticipated percentage of new customers in this market terminated or had their services disconnected for non-payment between 30 and 90 days of coming on flow, which left the Company attempting to recoup one to three months of outstanding balances from these customers. Our ability to manage customer credit risk in this market was primarily through disconnection and aggressive collection efforts. Our bad debt expense in the Southern California gas market during 2014 was $4.8 million, or an average of 51.0%, as compared to $5.4 million, or an average of 3.2%, for all other markets.

During the third quarter of 2014, we responded to the initial negative results in the Southern California gas market by reducing customer acquisition spending in this market, revamping our products, renegotiating our compensation structure with our primary sales vendor, and increasing our efforts to train the vendor and educate the customer, all with the goal of improving the overall economics for this market. By the end of the third quarter, we had significantly reduced customer acquisition spending as the mitigation efforts taken in the quarter were not providing the desired results. In the fourth quarter of 2014, we took further steps to reduce our sales in Southern California, such that we substantially ceased marketing efforts by the end of 2014. We focused our efforts on aggressive collection initiatives. We invested $9.8 million acquiring customers in Southern California in 2014, or approximately 37% of total customer acquisition spending of $26.2 million in 2014. We determined that a portion of our unamortized customer acquisition costs in Southern California in 2014 was impaired, resulting in accelerated amortization of these costs of $6.5 million during the year ended December 31, 2014.

Although marketing efforts in Southern California substantially ceased by the end of 2014, new customers continued to come on-flow in the first quarter of 2015, which continued to negatively impact bad debt and attrition in the first half of 2015. We continued to manage the attrition, primarily due to non-payment, of Southern California customers in 2015. We had approximately 3,000 RCEs remaining in the Southern California market as of December 31, 2015.

Factors Affecting Comparability of Historical Financial Results

Tax Receivable Agreement. The Tax Receivable Agreement between us and Retailco, LLC (as assignee of NuDevco Retail Holdings, LLC), NuDevco Retail, LLC ("NuDevco Retail") and Spark HoldCo provides for the payment by Spark Energy, Inc. to Retailco, LLC of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that Spark Energy, Inc. actually realizes (or is deemed to realize in certain circumstances) in periods after the IPO as a result of (i) any tax basis increases resulting from the purchase by Spark Energy, Inc. of Spark HoldCo units from NuDevco Retail Holdings prior to or in connection with the IPO, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the exchange right set forth in the limited liability company agreement of Spark HoldCo (or resulting from an exchange of Spark HoldCo units for cash under the Spark HoldCo limited liability agreement) and (iii) any imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. We have recorded 85% of the estimated tax benefit as an increase to amounts payable under the Tax Receivable Agreement as a liability. We will retain the benefit of the remaining 15% of these tax savings.

Executive Compensation Programs. Periodically the Company grants restricted stock units to our officers, employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over approximately one year for non-employee directors and ratably over approximately three or four years for officers, employees and employees of affiliates, with the initial vesting date occurring in May of the subsequent year, and include tandem dividend equivalent rights that will vest upon the same schedule as the underlying restricted stock unit.

Financing. The total amounts outstanding under our Seventh Amended Credit Agreement until the IPO included amounts used to fund equity distributions to our common control owner, which, subsequent to the IPO, we no longer make. Concurrently with the closing of the IPO, we entered into a $70.0 million Senior Credit Facility, which was subsequently amended and restated on July 8, 2015, and the Seventh Amended Credit Agreement was

terminated. As such, historical borrowings under our Seventh Amended Credit Agreement may not provide an accurate indication of what we need to operate our natural gas and electricity business.

How We Evaluate Our Operations

	Year Ended December 31,
(in thousands)	2015	2014	2013
Adjusted EBITDA	$36,869	$11,324	$33,533
Retail Gross Margin	$113,615	$76,944	$81,668

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

We deduct all current period customer acquisition costs (representing spending for organic customer acquisitions) in the Adjusted EBITDA calculation because such costs reflect a cash outlay in the year in which they are incurred, even though we capitalize such costs and amortize them over two years in accordance with our accounting policies. The deduction of current period customer acquisition costs is consistent with how we manage our business, but the comparability of Adjusted EBITDA between periods may be affected by varying levels of customer acquisition costs. For example, our Adjusted EBITDA is lower in years of customer growth reflecting larger customer acquisition spending.

We do not deduct the cost of customer relationships (representing those customer acquisitions through acquisitions of business or portfolios of customers).

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$25,975	$(4,265)	$31,412
Depreciation and amortization	25,378	22,221	16,215
Interest expense	2,280	1,578	1,714
Income tax expense	1,974	(891)	56
EBITDA	55,607	18,643	49,397
Less:
Net, (Losses) gains on derivative instruments	(18,497)	(14,535)	6,567
Net, Cash settlements on derivative instruments	20,547	(3,479)	1,040
Customer acquisition costs	19,869	26,191	8,257
Plus:
Non-cash compensation expense	3,181	858	—
Adjusted EBITDA	$36,869	$11,324	$33,533

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$45,931	$5,874	$44,480
Amortization and write off of deferred financing costs	(412)	(631)	(678)
Allowance for doubtful accounts and bad debt expense	(7,908)	(10,164)	(3,101)
Interest expense	2,280	1,578	1,714
Income tax expense (benefit)	1,974	(891)	56
Changes in operating working capital
Accounts receivable, prepaids, current assets	(18,820)	13,332	(17,790)
Inventory	4,544	3,711	599
Accounts payable and accrued liabilities	13,008	(2,466)	7,879
Other	(3,728)	981	374
Adjusted EBITDA	$36,869	$11,324	$33,533
Cash Flow Data:
Cash flows provided by operating activity	$45,931	$5,874	$44,480
Cash flows used in investing activity	$(41,943)	$(3,040)	$(1,481)
Cash flows used in financing activity	$(3,873)	$(5,664)	$(42,369)

The following table presents a reconciliation of Retail Gross Margin to operating (loss) income for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of Retail Gross Margin to Operating Income (Loss):
Operating income (loss)	$29,905	$(3,841)	$32,829
Depreciation and amortization	25,378	22,221	16,215
General and administrative	61,682	45,880	35,020
Less:
Net asset optimization revenue	1,494	2,318	314
Net, (Losses) gains on non-trading derivative instruments	(18,423)	(8,713)	1,429
Net, Cash settlements on non-trading derivative instruments	20,279	(6,289)	653
Retail Gross Margin	$113,615	$76,944	$81,668

Combined and Consolidated Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

In Thousands	Year Ended December 31,
	2015	2014	Change
Revenues:
Retail revenues	$356,659	$320,558	$36,101
Net asset optimization revenues	1,494	2,318	(824)
Total Revenues	358,153	322,876	35,277
Operating Expenses:
Retail cost of revenues	241,188	258,616	(17,428)
General and administrative	61,682	45,880	15,802
Depreciation and amortization	25,378	22,221	3,157
Total Operating Expenses	328,248	326,717	1,531
Operating income (loss)	29,905	(3,841)	33,746
Other (expense)/income:
Interest expense	(2,280)	(1,578)	(702)
Interest and other income	324	263	61
Total other (expenses)/income	(1,956)	(1,315)	(641)
Income (loss) before income tax expense	27,949	(5,156)	33,105
Income tax expense (benefit)	1,974	(891)	2,865
Net income (loss)	$25,975	$(4,265)	$30,240
Adjusted EBITDA (1)	$36,869	$11,324	$25,545
Retail Gross Margin (1)	$113,615	$76,944	$36,671
Customer Acquisition Costs	$19,869	$26,191	$(6,322)
Customer Attrition	6.9%	5.5%	1.4%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(20,043)	$(3,305)	$(16,738)

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the year ended December 31, 2015 were approximately $358.2 million, an increase of approximately $35.3 million, or 11%, from approximately $322.9 million for the year ended December 31, 2014. This increase was primarily due to an increase in electricity volumes, partially offset by decreases in natural gas volumes, electricity pricing and natural gas pricing.

The $63.4 million increase in revenues due to our increase in electricity volumes was primarily due to the acquisitions of Oasis and CenStar and organic growth in our electricity utility territories in the East. This increase was offset by a decrease of $18.7 million from decreases in electricity and natural gas pricing, which were driven by falling commodity prices as well as overall pricing decreases due to our increased commercial customer count after the acquisitions of CenStar and Oasis. Additionally, an $8.6 million decrease in revenues was due to our decrease in natural gas volumes in our natural gas utility territories in the East and Midwest and the shift of marketing efforts from commercial customers to residential customers.

Net Asset Optimization Revenues. Net asset optimization revenues for the year ended December 31, 2015 were approximately $1.5 million, a decrease of approximately $0.8 million, or 36%, from $2.3 million for the year ended December 31, 2014. This decrease was primarily due to physical gas arbitrage opportunities in the Northeast that arose due to extreme winter weather conditions in 2014 that were absent in 2015.

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2015 was approximately $241.2 million, a decrease of approximately $17.4 million, or 7%, from approximately $258.6 million for the year ended December 31, 2014. This decrease was primarily due to lower electricity and natural gas supply costs and lower natural gas volumes, partially offset by higher electricity volumes.

The decreases due to lower electricity and natural gas supply costs were $26.3 million and $20.1 million, respectively. These supply cost decreases were due to the overall lower commodity price environment in 2015, compared with exacerbated pricing in early 2014 caused by extreme weather patterns in the Northeast. Additionally, lower natural gas volumes resulted in a $6.0 million decrease in retail cost of revenues, which was a driven by gas attrition outpacing the addition of new gas customers. We saw higher gas usage in 2014 resulting from the extreme weather conditions in the Northeast affecting the first quarter, while 2015 did not see this high usage pattern. We also recorded a $16.8 million loss due to the change in the value of our non-trading derivative portfolio used for hedging.

These decreases were offset by an increase of $51.8 million due to higher electricity volumes, primarily from our acquisitions of Oasis and CenStar as well as increased electricity customers from organic sales strategies.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2015 was approximately $61.7 million, an increase of approximately $15.8 million, or 34%, as compared to $45.9 million for the year ended December 31, 2014. This increase was primarily due to increased billing and other variable costs associated with increased RCEs, including those added as a result of the acquisitions of Oasis and CenStar, and increased costs associated with being a public company for a full year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2015 was approximately $25.4 million, an increase of approximately $3.2 million, or 14%, from approximately $22.2 million for the year ended December 31, 2014. This increase was primarily due to the amortization from higher average customer relationships and customer acquisition costs amortizing in 2015 than in 2014, primarily due to the acquisitions of Oasis, CenStar and other portfolios of customer contracts.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2015 was approximately $19.9 million, a decrease of approximately $6.3 million from approximately $26.2 million for the year ended December 31, 2014. This decrease was due to the slowing of organic additions as we shifted our focus to acquisitions and recent changes to our residential vendor commission payment structure in the third quarter of 2015, which resulted in decreased customer acquisition spending as vendors adapted to the new structure in the third and fourth quarters of 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

In Thousands	Year Ended December 31,
	2014	2013	Change
Revenues:
Retail revenues	$320,558	$316,776	$3,782
Net asset optimization revenues	2,318	314	2,004
Total Revenues	322,876	317,090	5,786
Operating Expenses:
Retail cost of revenues	258,616	233,026	25,590
General and administrative	45,880	35,020	10,860
Depreciation and amortization	22,221	16,215	6,006
Total Operating Expenses	326,717	284,261	42,456
Operating (loss) income	(3,841)	32,829	(36,670)
Other (expense)/income:
Interest expense	(1,578)	(1,714)	136
Interest and other income	263	353	(90)
Total other (expenses)/income	(1,315)	(1,361)	46
(Loss) income before income tax expense	(5,156)	31,468	(36,624)
Income tax (benefit) expense	(891)	56	(947)
Net (loss) income	$(4,265)	$31,412	$(35,677)
Adjusted EBITDA (1)	$11,324	$33,533	$(22,209)
Retail Gross Margin (1)	$76,944	$81,668	$(4,724)
Customer Acquisition Costs	$26,191	$8,257	$17,934
Customer Attrition	5.5%	3.6%	1.9%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(3,305)	$—	$(3,305)

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

General and Administrative Expense. General and administrative expense for the year ended December 31, 2014 was approximately $45.9 million, an increase of approximately $10.9 million or 31%, as compared to $35.0 million for the year ended December 31, 2013. This increase was primarily due to an increase of bad debt expense of $7.1 million, which was $10.2 million for the year ended December 31, 2014 compared to $3.1 million for the year ended December 31, 2013, as well as increased costs associated with being a public company and increased billing and other variable costs associated with increased customers.

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
Operating Segment Results

	Year Ended December 31,
	2015	2014	2013
	(in millions, except volume and per unit operating data)
Retail Natural Gas Segment
Total Revenues	$128.7	$146.5	$125.2
Retail Cost of Revenues	70.5	109.2	83.1
Less: Net Asset Optimization Revenues	1.5	2.3	0.3
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	3.3	(9.3)	(0.6)
Retail Gross Margin—Gas	$53.4	$44.3	$42.4
Volumes—Gas (MMBtus)	14,786,681	15,724,708	16,598,751
Retail Gross Margin—Gas per MMBtu	$3.61	$2.82	$2.55
Retail Electricity Segment
Total Revenues	$229.5	$176.4	$191.9
Retail Cost of Revenues	170.7	149.5	149.9
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(1.4)	(5.7)	2.7
Retail Gross Margin—Electricity	$60.2	$32.6	$39.3
Volumes—Electricity (MWhs)	2,075,479	1,526,652	1,829,657
Retail Gross Margin—Electricity per MWh	$29.03	$21.37	$21.48

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2015 were approximately $128.7 million, a decrease of approximately $17.8 million, or 12%, from approximately $146.5 million for the year ended December 31, 2014. This decrease was primarily due to lower customer sales volumes primarily in the East and Midwest, lower average gas RCEs and a return to normalized weather patterns in 2015, resulting in a decrease in revenues of $8.6 million, and decreased pricing, in part due to a return to normalized weather patterns in 2015, resulting in a decrease in revenues of $8.4 million.
Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2015 were approximately $70.5 million, a decrease of approximately $38.7 million, or 35%, from approximately $109.2 million for the year ended December 31, 2014. This decrease was primarily due to lower natural gas supply costs of $20.1 million, in part due to lower costs in 2015 compared to capacity constraints and higher usage from extreme weather conditions in the Northeast affecting the first quarter of 2014. Additionally, this we recorded a $12.6 million loss due to the decrease in the value of our non-trading derivative portfolio used for hedging and a decrease of $6.0 million resulting from lower customer sales volumes, primarily in the Midwest and East.
Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2015 was approximately $53.4 million, an increase of approximately $9.1 million, or 21% as compared to $44.3 million for the year ended December 31, 2014, as indicated in the table below (in millions).

Change in unit margin per MMBtu	$11.7
Change in volumes sold	(2.6)
Change in retail natural gas segment retail gross margin	$9.1
Unit margins were positively impacted by expanded spot margins from the overall lower commodity price environment.
The volumes of natural gas sold decreased from 15,724,708 MMBtu for the year ended December 31, 2014 to 14,786,681 MMBtu for the year ended December 31, 2015. This decrease was primarily due to our decreasing organic customer base and warmer than expected weather in fourth quarter of 2015, partially offset by the addition of customers through the acquisitions of CenStar and Oasis.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the year ended December 31, 2015 was approximately $229.5 million, an increase of approximately $53.1 million, or 30%, from approximately $176.4 million for the year ended December 31, 2014. This increase was primarily due to higher customer sales volumes resulting in an increase in retail revenues of $63.4 million, primarily due to our acquisitions of Oasis and CenStar and from organic growth primarily in the East, partially offset by lower customer sales volumes in the Southwest due to a milder summer. This increase was partially offset by a decrease in retail revenues of $10.3 million due to the overall lower commodity pricing environment.
Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2015 was approximately $170.7 million, an increase of approximately $21.2 million, or 14%, from approximately $149.5 million for the year ended December 31, 2014. This increase was primarily due to higher customer sales volumes, which resulted in an increase of approximately $51.7 million, primarily attributable to the acquisitions of Oasis and CenStar and organic growth in the East. This increase was offset by lower supply costs of $26.3 million due to the overall lower commodity price environment. Additionally, we recorded a loss of $4.2 million due to the decrease in the value of our non-trading derivative portfolio used for hedging.

Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2015 was approximately $60.2 million, an increase of approximately $27.6 million, or 85%, as compared to $32.6 million for the year ended December 31, 2014 as indicated in the table below (in millions).

Change in unit margin per MWh	$15.9
Change in volumes sold	11.7
Change in retail electricity segment retail gross margin	$27.6
Unit margins were positively impacted by expanded spot margins from the overall lower commodity price environment.
The volumes of electricity sold increased from 1,526,652 MWh for the year ended December 31, 2014 to 2,075,479 MWh for the year ended December 31, 2015. This increase was primarily due to the addition of customers through the acquisitions of Oasis and CenStar and organic growth in East.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Retail Natural Gas Segment

Retail revenues for the Retail Natural Gas Segment for the year ended December 31, 2014 was approximately $146.5 million, an increase of approximately $21.3 million, or 17%, from approximately $125.2 million in the prior year. This increase was primarily due to higher customer pricing implemented in part to capture increased supply costs, which resulted in an increase of $21.9 million, as well as a $2.0 million increase in net optimization revenues. This increase was offset by a decrease of $2.6 million due to decreased customer sales volumes.

Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2014 was approximately $109.2 million, an increase of approximately $26.1 million, or 31%, from approximately $83.1 million in the prior year. This increase was primarily due to increased supply costs resulting from the extreme weather conditions experienced across the United States during the first quarter of 2014, which resulted in an increase of $19.2 million, as well as a $8.6 million increase due to a change in the value of our non-trading derivative portfolio used for hedging. This increase was offset primarily by a $1.7 million decrease due to decreased customer sales volumes.

Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2014 was approximately $44.3 million, an increase of approximately $1.9 million, or 4%, from approximately $42.4 million for the year ended December 31, 2013, as indicated in the table below (in millions).

Change in unit margin per MMBtu	$2.9
Change in volumes sold	(1.0)
Change in retail natural gas segment retail gross margin	$1.9

The volumes of natural gas sold decreased from 16,598,751 MMBtu during the year ended December 31, 2013 to 15,724,708 MMBtu for the year ended December 31, 2014. This decrease was primarily due to the shift in our customer base to lower volume, higher margin residential gas users, primarily in Southern California.

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

Change in unit margin per MWh	$(0.2)
Change in volumes sold	(6.5)
Change in retail electricity segment retail gross margin	$(6.7)

The volumes of electricity sold decreased from 1,829,657 MWh for the year ended December 31, 2013 to 1,526,652 MWh during the year ended December 31, 2014. This decrease was primarily due to a decreased focus on higher volume but lower margin commercial customers. Electric unit margins expanded in 2014 with our shift to higher margin residential customers but were negatively impacted by the increased supply cost during the extreme weather patterns in the first quarter.
Liquidity and Capital Resources
Our liquidity requirements fluctuate with our customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between payments of payables and receipts of receivables, including bad debt receivables, and our general working capital needs for ongoing operations. Our borrowings under the Senior Credit Facility are also subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy required natural gas inventory purchases and to meet customer demands during periods of peak usage. Moreover, estimating our liquidity requirements is highly dependent on then-current market conditions, including forward prices for natural gas and electricity, and market volatility.
Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. We believe that cash generated from these sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions including the quarterly dividend to the holders of the Class A common stock for the next twelve months.

We amended and restated the Senior Credit Facility on July 8, 2015. The amended covenants under the Senior Credit Facility requires us to hold increasing levels of net working capital over time. The Senior Credit Facility, as amended, includes a $25 million secured revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through mergers and acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year with the balance due at maturity, which in turn increases availability under the line. We will be constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this Acquisition Line. After closing the CenStar and Oasis acquisitions in July 2015, remaining availability under the Acquisition Line of the Senior Credit Facility was $5.1 million at December 31, 2015. In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. In order to finance the acquisitions of Oasis and CenStar, we have issued convertible subordinated notes to an affiliate of our Founder and majority shareholder. There can be no assurance that our Founder and majority shareholder and their affiliates will continue to finance our acquisition activities through such notes.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs. We believe that the financing of any growth through acquisitions in 2016 would require equity financing and an expansion of our Working Capital Line to accommodate such growth.
The following table details our total liquidity as of the period presented:

December 31,
($ in thousands)	2015
Cash and cash equivalents	$4,474
Senior Credit Facility Working Capital Line Availability (1)	15,950
Senior Credit Facility Acquisition Line Availability (2)	5,102
Total Liquidity	$25,526
(1)     Subject to Senior Credit Facility borrowing base restrictions. See " __ Cash Flows __ Senior Credit Facility."
(2)    Subject to Senior Credit Facility covenant restrictions. See " __ Cash Flows __ Senior Credit Facility."
Capital expenditures for the year ended December 31, 2015 included approximately $19.9 million on customer acquisitions and $1.8 million related to information systems improvements.
The Spark HoldCo, LLC Agreement provides, to the extent cash is available, for distributions pro rata to the holders of Spark HoldCo units such that we receive an amount of cash sufficient to cover the estimated taxes payable by us, the targeted quarterly dividend we intend to pay to holders of our Class A common stock, and payments under the Tax Receivable Agreement we have entered into with Spark HoldCo, Retailco, LLC (successor to NuDevco Retail Holdings) and NuDevco Retail.

We paid dividends to holders of our Class A common stock for the year ended December 31, 2015 of approximately $1.45 per share or $4.5 million. Our ability to pay dividends in the future will depend on many factors, including the performance of our business and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our Class B common stock, Spark HoldCo generally is required to distribute approximately $20.1 million on an annualized basis to holders of Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities. On January 21, 2016, our Board of Directors declared a quarterly dividend of $0.3625 per share for the fourth quarter of 2015 to holders of the Class A common stock as of February 29, 2016. This dividend was paid on March 14, 2016.

We expect to make payments pursuant to the Tax Receivable Agreement that we have entered into with Retailco LLC (as assignee of NuDevco Retail Holdings), NuDevco Retail and Spark HoldCo in connection with the IPO. Except in cases where we elect to terminate the Tax Receivable Agreement early (the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control) or we have available cash but fail to make payments when due, generally we may elect to defer payments due under the Tax Receivable Agreement for up to five years if we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreement or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. If we were to defer substantial payment obligations under the Tax Receivable Agreement on an ongoing basis, the accrual of those obligations would reduce the availability of cash for other purposes, but we would not be prohibited from paying dividends on our Class A common stock.

We did not meet the threshold coverage ratio required to fund the first payment to NuDevco Retail Holdings under the Tax Receivable Agreement during the four-quarter period ending September 30, 2015. As such, the initial payment under the Tax Receivable Agreement due in late 2015 was deferred pursuant to the terms thereof. See Note 13 “Transactions with Affiliates” in the notes to our condensed combined and consolidated financial statements for additional details on the Tax Receivable Agreement. See “Risk Factors—Risks Related to our Class A Common Stock” for risks related to the Tax Receivable Agreement.

Cash Flows
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$45,931	$5,874	$40,057
Net cash used in investing activities	$(41,943)	$(3,040)	$(38,903)
Net cash used in financing activities	$(3,873)	$(5,664)	$1,791
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2015 increased by $40.1 million compared to the year ended December 31, 2014. The increase was primarily due to an increase in retail gross margin, due to the lower commodity price environment and operations from the acquisitions of CenStar and Oasis. Additionally, the Company spent less on customer acquisition spending in 2015 and instead focused on acquisitions as discussed below for investing activities. These increases were partially offset by higher settlements on derivative instruments and lower operating working capital.
Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $38.9 million for the year ended December 31, 2015, which was primarily due to the cash used on the acquisitions of CenStar and Oasis.
Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $1.8 million for the year ended December 31, 2015 primarily due to proceeds of $7.1 million from the issuance of the CenStar and Oasis Notes and a reduction in net distributions (member distributions prior to the IPO and distributions and dividends on common stock after the IPO) in 2015 of $19.7 million, offset by reduced net borrowings under the Senior Credit Facility of $25.1 million.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2014	2013	Change

Net cash provided by operating activities	$5,874	$44,480	$(38,606)
Net cash used in investing activities	$(3,040)	$(1,481)	$(1,559)
Net cash used in financing activities	$(5,664)	$(42,369)	$36,705

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

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $1.6 million for the year ended December 31, 2014 which was driven by an increase in capital expenditures related to the Company’s new customer billing and information system.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $36.7 million for the year ended December 31, 2014 primarily due to a $17.0 million increase in our borrowings, net of payments, under our credit facilities due to cash funding for operations and a $23.0 million decrease in net member distributions prior to the IPO, offset by a $3.3 million distribution and dividend paid in December 2014.
Senior Credit Facility
Prior to the IPO, SE and SEG were co-borrowers under an $80 million revolving working capital credit facility with a maturity date of July 31, 2015. The total amounts outstanding under this facility prior to the IPO include distributions to the common control owner to fund unrelated operations of an affiliate. In connection with the IPO, Spark HoldCo, SE and SEG (the “Co-Borrowers”) and Spark Energy, Inc., as guarantor, entered into the Senior Credit Facility.

On July 8, 2015, the Company, as guarantor, and Spark HoldCo, LLC (“Spark HoldCo” or the “Borrower, and together with the subsidiaries of Spark HoldCo, LLC, the “Co-Borrowers”) amended and restated the Senior Credit Facility to include a senior secured revolving working capital facility of $60.0 million (the “Working Capital Line”) and a $25.0 million Acquisition Line to be used specifically for the financing of up to 75% of the cost of acquisition transactions with the remainder to be financed by the Company either through cash on hand, equity contributions or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. At the Borrower’s election, interest under the Working Capital Line is generally determined by reference to:

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

The Co-Borrowers pay an annual commitment fee of 0.375% or 0.50% on the unused portion of the Working Capital Line depending upon the unused capacity and 0.50% on the unused portion of the Acquisition Line. The lending syndicate under the Senior Credit Facility is entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit.

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

Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 (with quarterly increases to the numerator of increments of 0.05 beginning in the third quarter of 2016). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding the working capital facility and qualifying subordinated debt) to Adjusted EBITDA of a maximum of 2.50 to 1.00.The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

- incur certain additional indebtedness;
- grant certain liens;
- engage in certain asset dispositions;
- merge or consolidate;
- make certain payments, distributions, investments, acquisitions or loans;
- enter into transactions with affiliates.

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo is entitled to make cash distributions to Retailco, LLC and NuDevco Retail, LLC so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, change in control in which affiliates of W.

Keith Maxwell III own less than 40% of the outstanding voting interests in the Company, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect and changes of control. If such an event of default were to occur, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

Convertible Subordinated Notes to Affiliate

The Company from time to time issues subordinated debt to affiliates of Retailco, LLC, which owns a majority of the Company’s outstanding common stock and is indirectly owned by W. Keith Maxwell III, who serves as the Chairman of the Board of Directors of the Company. The Company’s Senior Credit Facility requires that at least 25% of permitted acquisitions thereunder be financed with either cash on hand or subordinated debt.

In connection with the financing of the CenStar acquisition, the Company issued a convertible subordinated note to RAC for $2.1 million on July 8, 2015. The convertible subordinated note matures on July 8, 2020, and bears interest at 5% per annum payable semiannually. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $16.57. RAC may not exercise conversion rights for the first eighteen months that the convertible subordinated note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. The convertible subordinated note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the
Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note will be entitled to registration rights identical to the registration rights currently held by Retailco, LLC on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

In connection with the financing of the Oasis acquisition, the Company issued a convertible subordinated note to RAC for $5.0 million on July 31, 2015. The convertible subordinated note matures on July 31, 2020 and bears interest at an annual rate of 5%. The Company has the right to pay-in-kind any interest at its option. The convertible subordinated note is convertible into shares of Class B common stock of the Company and related membership units in Spark HoldCo at a conversion rate of $14.00 per share. The holder cannot exercise any conversion rights for the first eighteen months after the convertible subordinated note is issued. The convertible subordinated note is subordinated in certain respects to the Senior Credit Facility pursuant to the subordination agreement. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco, LLC on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

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

RAC, the holder of both the CenStar Note and the Oasis Note, is owned indirectly by W. Keith Maxwell III, who serves as the Chairman of the Board of Directors of the Company and who indirectly owns NuDevco Retail Holdings, which owns 77.51% of the Company’s outstanding common stock.

Investment in eREX. In September 2015, the Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, entered into an agreement ("eREX JV Agreement") to form a new joint venture eREX Spark Marketing Co., Ltd ("eREX Spark"). As part of this agreement, the Company contributed 39.2 million Japanese

Yen, or $0.3 million, for 20% ownership of eREX Spark. As certain conditions under the eREX JV Agreement are met, the Company is committed to make additional capital contributions totaling 117.2 million Japanese Yen, or $1.0 million (based on exchange rates at December 31, 2015) through November 2016.

Summary of Contractual Obligations

The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2015 (in millions):

	Total	2016	2017	2018	2019	2020	> 5 years
Operating leases (1)	$2.9	$1.4	$0.8	$0.5	$0.2	$—	$—
Purchase obligations:
Natural gas and electricity related purchase obligations (2)	5.9	5.9	—	—	—	—	—
Pipeline transportation agreements	17.1	7.6	2.6	1.0	0.8	0.6	4.5
Other purchase obligations (3)	1.3	1.3	—	—	—	—	—
Total purchase obligations	$27.2	$16.2	$3.4	$1.5	$1.0	$0.6	$4.5
Convertible subordinated notes to affiliates	$7.1	$—	$—	$—	$—	$7.1	$—
Senior Credit Facility	42.4	27.8	14.6	—	—	—	—
Debt	$49.5	$27.8	$14.6	$—	$—	$7.1	$—

(1)	Included in the total amount are future minimum payments for leases for services and equipment to support our operations and office rent.

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
Off-Balance Sheet Arrangements
As of December 31, 2015 we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions see Note 13 “Transactions with Affiliates” in the Company’s audited combined and consolidated financial statements.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" to our audited combined and consolidated financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, which require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

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

Effective July 1, 2013, we elected to discontinue hedge accounting prospectively and began to record the changes in fair value recognized in the combined and consolidated statement of operations in the period of change. Because the underlying transactions were still probable of occurring, the related accumulated other comprehensive income was frozen and recognized in earnings as the underlying hedged item was delivered. As of December 31, 2015, 2014 and 2013, we had no gains or losses on derivatives that were designated as qualifying cash flow hedging transactions recorded as a component of accumulated other comprehensive income, as all previously deferred gains and losses on qualifying hedge transactions were reclassified into earnings during the year ended December 31, 2013 when the associated hedged transactions were recorded into earnings.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2015 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31, 2015. During the fourth quarter of 2015, we performed a qualitative assessment of goodwill in accordance with guidance from ASC 350, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we fail the qualitative test, then we must compare our estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

We completed our annual assessment of goodwill impairment during the fourth quarter of 2015, and the test indicated no impairment. The fair values of our retail electricity and retail natural gas reporting units at October 31, 2015 substantially exceeded the respective carrying values of our goodwill.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company will select a transition method and determine the effect of the standard on its ongoing financial reporting in 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new guidance clarifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will adopt ASU 2014-15 on January 1, 2016 and does not expect the adoption to have a material effect on the combined and consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging ("ASU 2014-16"), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Update does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The Company will adopt ASU 2014-16 on January 1, 2016 and does not believe the adoption of this ASU to have a material impact on the combined and consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) (“ASU 2015-02”). The new guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption at an interim period. The Company will adopt ASU 2015-02 on January 1, 2016. Upon adoption, we will continue to consolidate Spark HoldCo, but will consider Spark HoldCo to be a variable interest entity and provide additional disclosures in the footnotes of our combined and consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new guidance requires deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities be presented as a single amount remains unchanged. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends existing accounting standard for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our combined and consolidated financial statements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of December 31, 2015, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

For a discussion of the status of current litigation and governmental investigations, see Note 12 “Commitments and Contingencies” in the Company’s audited combined and consolidated financial statements.
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
We intend to take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year in which we have $1.0 billion or more in annual revenues; (ii) the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of the IPO.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in commodity prices and interest rates, as well as counterparty credit risk. We employ established policies and procedures to manage our exposure to these risks.
Commodity Price Risk
We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange ("ICE") as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain on non-trading derivative instruments, net of cash settlements, was $1.9 million for the year ended December 31, 2015.
We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors”.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2015, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 350,466 MMBtu. An increase in 10% in the market prices (NYMEX) from their December 31, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their December 31, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million.  As of December 31, 2015, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 223,482 MWhs. An increase in 10% in the forward market prices from their December 31, 2015 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.9 million. Likewise, a decrease in 10% in the forward market prices from their December 31, 2015 levels would have increased the fair market value of our non-trading energy derivatives by $0.9 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2015, we did not have a Gas Trading Fixed Price Open Position.
Credit Risk
In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 56%, 44% and 47% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies as of December 31, 2015, 2014 and 2013, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.4%, 1.0% and 1.0% of total revenues for customer credit risk, respectively. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods.
In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit screening, deposits, disconnection for non-payment and collection efforts in the case of residential customers. Our bad debt expense for the year ended December 31, 2015, 2014 and 2013 was approximately 5.0%, 5.7% and 1.8% of non-POR market retail revenues, respectively. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2015.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2015 and 2014, approximately 77% and 50% of our total exposure of $4.3 million and $8.8 million, respectively, was either with an investment grade customer or otherwise secured with collateral. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2015 and 2014.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At December 31, 2015 we were co-borrowers under the Senior Credit Facility, under which $42.4 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2015, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.4 million. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is the responsibility of the management of Spark Energy, Inc. to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Spark Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Spark Energy, Inc. as of December 31, 2015 and 2014, and the related combined and consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These combined and consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.
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
In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spark Energy, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
March 24, 2016

AUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 (in thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,474	$4,359
Restricted cash	—	707
Accounts receivable, net of allowance for doubtful accounts of $1.9 million and $8.0 million as of December 31, 2015 and 2014, respectively	59,936	63,797
Accounts receivable—affiliates	1,840	1,231
Inventory	3,665	8,032
Fair value of derivative assets	605	216
Customer acquisition costs, net	13,389	12,369
Customer relationships, net	6,627	486
Prepaid assets (1)	700	1,236
Deposits	7,421	10,569
Other current assets	4,023	2,987
Total current assets	102,680	105,989
Property and equipment, net	4,476	4,221
Customer acquisition costs, net	3,808	2,976
Customer relationships, net	6,802	1,015
Deferred tax assets	23,380	24,047
Goodwill	18,379	—
Other assets	2,709	149
Total Assets	$162,234	$138,397
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,732	$38,210
Accounts payable—affiliates	1,962	1,017
Accrued liabilities	12,245	7,195
Fair value of derivative liabilities	10,620	11,526
Current portion of Senior Credit Facility	27,806	33,000
Current deferred tax liability	853	—
Other current liabilities	1,823	1,868
Total current liabilities	85,041	92,816
Long-term liabilities:
Fair value of derivative liabilities	618	478
Payable pursuant to tax receivable agreement—affiliates	20,713	20,767
Long-term portion of Senior Credit Facility	14,592	—
Convertible subordinated notes to affiliates	6,339	—
Other long-term liabilities	1,612	219
Total liabilities	128,915	114,280
Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,118,623 issued and outstanding at December 31, 2015 and 3,000,000 issued and outstanding at December 31, 2014	31	30
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,750,000 issued and outstanding at December 31, 2015 and 2014	108	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at December 31, 2015 and 2014	—	—
Additional paid-in capital	12,565	9,296
Retained deficit	(1,366)	(775)
Total stockholders' equity	11,338	8,659
Non-controlling interest in Spark HoldCo, LLC	21,981	15,458
Total equity	33,319	24,117
Total Liabilities and Stockholders' Equity	$162,234	$138,397

(1)	Prepaid assets includes prepaid assets—affiliates of $210 as of December 31, 2015. See Note 13 “Transactions with Affiliates” for further discussion.

The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Retail revenues (1)	$356,659	$320,558	$316,776
Net asset optimization revenues (2)	1,494	2,318	314
Total Revenues	358,153	322,876	317,090
Operating Expenses:
Retail cost of revenues (3)	241,188	258,616	233,026
General and administrative (4)	61,682	45,880	35,020
Depreciation and amortization	25,378	22,221	16,215
Total Operating Expenses	328,248	326,717	284,261
Operating income (loss)	29,905	(3,841)	32,829
Other (expense)/income:
Interest expense	(2,280)	(1,578)	(1,714)
Interest and other income	324	263	353
Total other expenses	(1,956)	(1,315)	(1,361)
Income (loss) before income tax expense	27,949	(5,156)	31,468
Income tax expense (benefit)	1,974	(891)	56
Net income (loss)	25,975	(4,265)	31,412
Less: Net income (loss) attributable to non-controlling interests	22,110	(4,211)	—
Net income (loss) attributable to Spark Energy, Inc. stockholders	$3,865	$(54)	$31,412
Other comprehensive income (loss):
Deferred gain (loss) from cash flow hedges	—	—	2,620
Reclassification of deferred gain (loss) from cash flow hedges into net income (Note 8)	—	—	(84)
Comprehensive income (loss)	$25,975	$(4,265)	$33,948

Net income (loss) attributable to Spark Energy, Inc. per common share
Basic	$1.26	$(0.02)
Diluted	$1.06	$(0.02)

Weighted average commons shares outstanding
Basic	3,064	3,000
Diluted	3,327	3,000

(1)	Retail revenues includes retail revenues—affiliates of $0, $2,170 and $4,022 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Net asset optimization revenues includes asset optimization revenues—affiliates of $1,101, $12,842 and $14,940 for the years ended December 31, 2015, 2014 and 2013, respectively, and asset optimization revenues—affiliates cost of revenues of $11,285, $30,910 and $15,928 for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Retail cost of revenues includes retail cost of revenues—affiliates of $17, $13 and $55 for the years December 31, 2015, 2014 and 2013, respectively.

(4)	General and administrative includes general and administrative expense—affiliates of $0, less than $100 and less than $100 for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
COMBINED AND CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(in thousands)

	Member's Equity	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2012:	$63,838	—	—	—	$—	$—	$(2,536)	$—	$—	$—	$—	$61,302
Capital contributions from member	12,400	—	—	—	—	—	—	—	—	—	—	12,400
Distributions to member	(71,737)	—	—	—	—	—	—	—	—	—	—	(71,737)
Net income	31,412	—	—	—	—	—	—	—	—	—	—	31,412
Deferred gain from cash flow hedges	—	—	—	—	—	—	2,620	—	—	—	—	2,620
Reclassification of deferred loss from cash flow hedges into net income	—	—	—	—	—	—	(84)	—	—	—	—	(84)
Balance at 12/31/2013:	$35,913	—	—	—	$—	$—	$—	$—	$—	$—	$—	$35,913
Capital contributions from member and liabilities retained by affiliate	54,201	—	—	—	—	—	—	—	—	—	—	54,201
Distributions to member	(61,607)	—	—	—	—	—	—	—	—	—	—	(61,607)
Net loss prior to the IPO	(21)	—	—	—	—	—	—	—	—	—	—	(21)
Balance prior to Corporate Reorganization and the IPO:	28,486	—	—	—	—	—	—	—	—	—	—	28,486
Reorganization Transaction:
Issuance of Class B common stock	(28,486)	—	10,750	—	—	108	—	28,378	—	28,486	—	—
IPO Transactions:
IPO costs paid	—	—	—	—	—	—	—	(2,667)	—	(2,667)	—	(2,667)
Issuance of Class A Common Stock, net of underwriters discount	—	3,000	—	—	30	—	—	50,190	—	50,220	—	50,220
Distribution of IPO proceeds and payment of note payable to affiliate	—	—	—	—	—	—	—	(47,604)	—	(47,604)	—	(47,604)
Initial allocation of non-controlling interest of Spark Energy, Inc. effective on date of IPO	—	—	—	—	—	—	—	(22,232)	—	(22,232)	22,232	—
Tax benefit from tax receivable agreement	—	—	—	—	—	—	—	23,636	—	23,636	—	23,636
Liability due to tax receivable agreement	—	—	—	—	—	—	—	(20,915)	—	(20,915)	—	(20,915)
Balance at inception of public company (8/1/2014):	$—	3,000	10,750	—	$30	$108	$—	$8,786	$—	$8,924	$22,232	$31,156
Stock based compensation	—	—	—	—	—	—	—	510	—	510	—	510

Consolidated net loss subsequent to the IPO	—	—	—	—	—	—	—	—	(54)	(54)	(4,190)	(4,244)
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(2,584)	(2,584)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	—	—	(721)	(721)	—	(721)
Balance at 12/31/2014:	$—	3,000	10,750	—	$30	$108	$—	$9,296	$(775)	$8,659	$15,458	$24,117
Stock based compensation	—	—	—	—	—	—	—	2,165	—	2,165	—	2,165
Restricted stock unit vesting	—	119	—	—	1	—	—	186	—	187	—	187
Contribution from NuDevco	—	—	—	—	—	—	—	129	—	129	—	129
Consolidated net income	—	—	—	—	—	—	—	—	3,865	3,865	22,110	25,975
Beneficial conversion feature	—	—	—	—	—	—	—	789	—	789	—	789
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(15,587)	(15,587)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	—	—	(4,456)	(4,456)	—	(4,456)
Balance at 12/31/2015:	$—	3,119	10,750	—	$31	$108	$—	$12,565	$(1,366)	$11,338	$21,981	$33,319

The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$25,975	$(4,265)	$31,412
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	25,378	22,221	16,215
Deferred income taxes	1,340	(1,064)	—
Stock based compensation	3,181	858	—
Amortization and write off of deferred financing costs	412	631	678
Bad debt expense	7,908	10,164	3,101
Loss (gain) on derivatives, net	18,497	14,535	(6,567)
Current period cash settlements on derivatives, net	(23,948)	3,479	(1,040)
Other	(1,320)	—	—
Changes in assets and liabilities:
Decrease (increase) in restricted cash	707	(707)	—
Decrease (increase) in accounts receivable	7,876	(11,283)	6,338
(Increase) decrease in accounts receivable—affiliates	(608)	5,563	13,369
Decrease (increase) in inventory	4,544	(3,711)	(599)
Increase in customer acquisition costs	(19,869)	(26,191)	(8,257)
Decrease (increase) in prepaid and other current assets	10,845	(6,905)	(1,917)
(Increase) decrease in other assets	(1,101)	(90)	144
Increase in customer relationships and trademarks	(2,776)	(1,545)	—
(Decrease) increase in accounts payable and accrued liabilities	(13,307)	1,449	(7,879)
Increase in accounts payable—affiliates	944	1,017	—
(Decrease) increase in other current liabilities	(645)	1,867	(518)
Decrease in other non-current liabilities	1,898	(149)	—
Net cash provided by operating activities	45,931	5,874	44,480
Cash flows from investing activities:
Acquisitions of CenStar and Oasis	(39,847)	—	—
Purchases of property and equipment	(1,766)	(3,040)	(1,481)
Contribution to equity method investment in eRex Spark	(330)	—	—
Net cash used in investing activities	(41,943)	(3,040)	(1,481)
Cash flows from financing activities:
Borrowings on notes payable	59,224	78,500	80,000
Payments on notes payable	(49,826)	(44,000)	(62,500)
Issuance of convertible subordinated notes to affiliate	7,075	—	—
Restricted stock vesting	(432)	—	—
Contributions from NuDevco	129	—	—
Deferred financing costs	—	(402)	(532)
Member contribution (distributions), net	—	(36,406)	(59,337)
Proceeds from issuance of Class A common stock	—	50,220	—
Distributions of proceeds from IPO to affiliate	—	(47,554)	—
Payment of note payable to NuDevco	—	(50)	—
IPO costs	—	(2,667)	—
Payment of distributions to Class B non-controlling unit holders	(15,587)	(2,584)	—
Payment of dividends to Class A common shareholders	(4,456)	(721)	—
Net cash used in financing activities	(3,873)	(5,664)	(42,369)
Increase (decrease) in cash and cash equivalents	115	(2,830)	630
Cash and cash equivalents—beginning of period	4,359	7,189	6,559
Cash and cash equivalents—end of period	$4,474	$4,359	$7,189
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Issuance of Class B common stock	$—	$28,486	$—
Liabilities retained by affiliate	$—	$29,000	$—
Tax benefit from tax receivable agreement	$(64)	$23,636	$—
Liability due to tax receivable agreement	$(55)	$20,767	$—
Initial allocation of non-controlling interest	$—	$22,232	$—
Property and equipment purchase accrual	$45	$19	$—
CenStar Earnout accrual	$500	$—	$—
Cash paid during the period for:
Interest	$1,661	$860	$879
Taxes	$216	$85	$195
The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," the “Company,” "we," or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis") and CenStar Energy Corp. ("CenStar"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.
The Company is a Delaware corporation formed on April 22, 2014 by Spark Energy Ventures, LLC (“Spark Energy Ventures”) for the purpose of succeeding to Spark Energy Ventures’ ownership in SE and SEG. Spark Energy Ventures, a single member limited liability company formed on October 8, 2007 under the Texas Limited Liability Company Act (“TLLCA”), is an affiliate of NuDevco Retail Holdings, LLC (“NuDevco Retail Holdings”), a single member Texas limited liability company formed by Spark Energy Ventures on May 19, 2014 under the Texas Business Organizations Code (“TBOC”). NuDevco Retail Holdings was formed by Spark Energy Ventures to hold its investment in Spark HoldCo, LLC, our subsidiary and the direct parent of SEG and SE. Retailco, LLC (“Retailco”) succeeded to the interest of NuDevco Retail Holdings in 10,612,500 shares of our Class B common stock and an equal number of Spark HoldCo units pursuant to a series of transfers which occurred in January 2016. NuDevco Retail Holdings is currently a direct wholly owned subsidiary of Electric Holdco, LLC, which is indirectly wholly owned by W. Keith Maxwell III. NuDevco Retail Holdings formed NuDevco Retail, LLC (“NuDevco Retail” and, together with NuDevco Retail Holdings (or its successor in interest), “NuDevco”), a single member limited liability company, on May 29, 2014 and it holds a 1% interest in Spark HoldCo formerly held by NuDevco Retail Holdings (or its predecessor-in-interest).
Prior to the closing of the Company’s initial public offering ("IPO") of 3,000,000 shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), representing a 21.82% interest in the Company, on August 1, 2014 (the “IPO”), Spark Energy Ventures contributed all of its interest in each of SE and SEG to NuDevco Retail Holdings. NuDevco Retail Holdings in turn contributed all of its interest in each of SE and SEG to Spark HoldCo. The contribution of the interests in SE and SEG to Spark HoldCo is not considered a business combination accounted for under the purchase method, as it was a transfer of assets and operations under common control, and accordingly, balances were transferred at their historical cost. The Company’s historical combined financial statements prior to the IPO are prepared using SE’s and SEG’s historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG.
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

Oasis, through its operating subsidiary, Oasis Power LLC, is a retail energy provider formed on August 28, 2009 as a limited liability company under the TBOC. We acquired Oasis on July 31, 2015 from an affiliate. See Note 3 “Acquisitions” for further discussion.

CenStar is a retail energy provider incorporated on July 18, 2008 under the New York Business Corporation Law. We acquired CenStar on July 8, 2015. See Note 3 “Acquisitions” for further discussion.

Relationship with our Founder and Majority Shareholder

We entered into a Master Service Agreement effective January 1, 2016 with Retailco Services, LLC, which is wholly owned by W. Keith Maxwell III. See Note 17 “Subsequent Events” for further discussion.

Emerging Growth Company Status

As a company with less than $1.0 billion in revenues during its last fiscal year, the Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements.

The Company will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the fiscal year in which the Company has $1.0 billion or more in annual revenues; (ii) the date on which the Company becomes a “large accelerated filer” (the fiscal year-end on which the total market value of the Company’s common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which the Company issues more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of the IPO.
As a result of the Company's election to avail itself of certain provisions of the JOBS Act, the information that the Company provides may be different than what you may receive from other public companies in which you hold an equity interest.
Initial Public Offering of Spark Energy, Inc.

On August 1, 2014, the Company completed the IPO of 3,000,000 shares of its Class A common stock for $18.00 per share, representing a 21.82% voting interest in the Company.

Net proceeds from the IPO were $47.6 million, after underwriting discounts and commissions, structuring fees and offering expenses. The net proceeds from the IPO were used to acquire units of Spark HoldCo (the “Spark HoldCo units”) representing approximately 21.82% of the outstanding Spark HoldCo units after the IPO from NuDevco Retail Holdings and to repay a promissory note from the Company in the principal amount of $50,000 (the “NuDevco Note”). The Company did not retain any of the net proceeds from the IPO. The Company recorded $2.7 million of previously deferred incremental costs directly attributable to the IPO as a reduction in equity at the IPO date, which were funded by the IPO proceeds.

The Company also issued 10,750,000 shares of Class B common stock, par value 0.01 per share (the “Class B common stock”) to Spark HoldCo, 10,612,500 of which Spark HoldCo distributed to NuDevco Retail Holdings, and 137,500 of which Spark HoldCo distributed to NuDevco Retail.

At the consummation of the IPO, the Company's outstanding common stock is summarized in the table below:

	Shares of
	common stock
	Number	Percent Voting Interest
Publicly held Class A common stock	3,000,000	21.82%
Class B common stock held by NuDevco	10,750,000	78.18%
Total	13,750,000	100.00%
Senior Credit Facility
Concurrently with the closing of the IPO, the Company entered into the Senior Credit Facility, which was amended and restated on July 8, 2015. See Note 6 “Debt” for further discussion.
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

Tax Receivable Agreement

Concurrently with the closing of the IPO, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. Retailco, LLC became a party to this agreement in connection with the transfer by NuDevco Retail Holdings of its 10,612,500 shares of our Class B common stock and a corresponding number of Spark HoldCo units to Retailco, LLC in January 2016. See Note 13 “Transactions with Affiliates” for further discussion.

Other Transactions in Connection with the Consummation of the IPO
In connection with the IPO the following restructuring transactions occurred:

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

Following the IPO, the Company purchased 2,997,222 Spark HoldCo units from NuDevco Retail Holdings and repaid the NuDevco Note. The 2,997,222 Spark HoldCo units we purchased with the proceeds from the IPO, together with the 2,778 Spark HoldCo units we purchased in exchange for the NuDevco Note prior to the IPO, represent a 21.82% ownership interest in Spark HoldCo. After giving effect to these transactions and the IPO, the

Company owned an approximate 21.82% interest in Spark HoldCo. NuDevco Retail Holdings owned an approximate 77.18% interest in Spark HoldCo and 10,612,500 shares of Class B common stock, and NuDevco Retail owns a 1% interest in Spark HoldCo and 137,500 shares of Class B common stock.

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
The accompanying combined and consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin (“SAB”) Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity on a stand-alone basis and are derived from SE’s and SEG’s historical basis in the assets and liabilities before the IPO and Spark Energy Inc.’s financial results after the IPO, and include all revenues, costs, assets and liabilities attributable to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG for the periods prior to the IPO that are specifically identifiable or have been allocated to the Company. Management has made certain assumptions and estimates in order to allocate a reasonable share of expenses to the Company, such that the Company’s combined and consolidated financial statements reflect substantially all of its costs of doing business.
Transactions with Affiliates
The Company enters into transactions with and pays certain costs on behalf of affiliates that are commonly controlled by W. Keith Maxwell III, and these affiliates enter into transactions with and pay certain costs on our behalf, in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services among these related parties.
These transactions include, but are not limited to, certain services to the affiliated companies associated with the Company’s debt facility prior to the IPO, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying combined and consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the combined and consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the combined and consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the combined and consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the combined and consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 13 “Transactions with Affiliates.”
These costs are not necessarily indicative of the cost that the Company would have incurred had it operated as an independent stand-alone entity prior to the IPO. Affiliates also relied upon Spark Energy Ventures as a participant in the credit facility for periods prior to the IPO as described more fully in Note 6 “Debt.” As such, the Company’s combined and consolidated financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had the Company operated as an independent stand-alone company prior to the IPO. As a result, historical financial information prior to the IPO is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future. The Company’s combined and consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. The Company periodically assesses the financial condition of the institutions where these funds are held and believes that its credit risk is minimal with respect to these institutions.

Restricted Cash

Restricted cash consists of cash that has been placed in escrow for a contractually designated future use. There was no restricted cash as of December 31, 2015. As of December 31, 2014, the Company had $0.7 million in restricted cash related to future required payments for customer acquisitions as described in more detail in Note 15 “Customer Acquisitions.” The restricted cash was classified as current as the payments for these customers was made in the first quarter of 2015.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable in the combined and consolidated balance sheets are net of allowance for doubtful accounts of $1.9 million and $8.0 million as of December 31, 2015 and 2014, respectively.

The Company accrues an allowance for doubtful accounts based upon estimated uncollectible accounts receivable considering historical collections, accounts receivable aging analysis, credit risk and other factors. The Company writes off accounts receivable balances against the allowance for doubtful accounts when the accounts receivable is deemed to be uncollectible. Bad debt expense of $7.9 million, $10.2 million and $3.1 million was recorded in general and administrative expense in the combined and consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Inventory

Inventory consists of natural gas used to fulfill and manage seasonality for fixed and variable-price retail customer load requirements and is valued at the lower of weighted average cost or market. Purchased natural gas costs are recognized in the combined and consolidated statements of operations, within retail cost of revenues, when the natural gas is sold and delivered out of the storage facility. There were no inventory impairments recorded for the years ended December 31, 2015, 2014 and 2013. When natural gas is sold costs are recognized in the combined and consolidated statements of operations, within retail cost of revenues, at the weighted average cost value at the time of the sale.

Customer Acquisition Costs

The Company has retail natural gas and electricity customer acquisition costs, net of $13.4 million and $12.4 million recorded in current assets and $3.8 million and $3.0 million recorded in noncurrent assets representing direct response advertising costs as of December 31, 2015 and 2014, respectively. Customer acquisition costs is spending for organic customer acquisitions and does not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships. Amortization of customer acquisition costs, recorded in depreciation and amortization in the combined and consolidated statements of operations, was $18.0 million, $18.5 million and $10.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized direct response advertising costs consist primarily of hourly and commission based telemarketing costs, door-to-door agent commissions and other direct advertising costs associated with proven customer generation, and are capitalized and amortized over the estimated two-year average life of a customer in accordance with the provisions of FASB ASC 340-20, Capitalized Advertising Costs.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of the customer acquisition costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience.

Based on the analysis described above, for the year ended December 31, 2014, the Company recorded accelerated amortization of such costs of $6.5 million associated with capitalized customer acquisition costs in California and $0.2 million associated with capitalized customer acquisition costs in Massachusetts. This accelerated amortization expense was included in “depreciation and amortization” on the combined and consolidated statement of operations. There were no such accelerated amortization charges recorded for the years ended December 31, 2015 or 2013.

Customer Relationships

Customer acquisitions through direct acquisitions of customer contracts or recorded as part of the acquisition method in accordance with FASB ASC Topic 805, Business Combinations ("ASC 805") are recorded as customer relationships and represent customer contract acquisitions not acquired through the direct response advertising discussed above at “Customer Acquisition Costs.” The Company has recorded $6.6 million and $0.5 million, net of amortization, as current assets as of December 31, 2015 and 2014, respectively, and $6.8 million and $1.0 million, net of amortization, as non-current assets as of December 31, 2015 and 2014, respectively, related to these intangible assets. These intangibles are amortized over the estimated average life of the related customer contracts acquired, which ranges from a straight-line basis over three years to an accelerated basis over four years. Amortization expense was $5.7 million and less than $0.1 million for the years ended December 31, 2015 and 2014, respectively. We recorded no amortization expense for the year ended December 31, 2013.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss would be recognized for the difference between the fair value and carrying value of the intangible assets.

No impairments of customer relationships were recorded for the years ended December 31, 2015, 2014 and 2013.

Trademarks

Trademarks recorded as part of the acquisition method in accordance with ASC 805 represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. The Company has recorded $1.2 million, net of amortization, as non-current assets as of December 31, 2015 related to these trademarks. These intangibles are amortized over the estimated ten-year average life of the trademarks on a straight-line basis. Amortization expense was $0.1 million for the year ended December 31, 2015. We recorded no amortization expense for the years ended December 31, 2014 and 2013.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss would be recognized for the difference between the fair value and carrying value of the intangible assets.

No impairments of trademarks were recorded for the years ended December 31, 2015, 2014 and 2013.

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

The Company capitalizes costs associated with internal-use software projects in accordance with FASB ASC Topic 350-40, Internal-Use Software. Capitalized costs are the costs incurred during the application development stage of the internal-use software project such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the internal-use software project are expensed in the period incurred. These types of costs include formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are capitalized in accordance with FASB ASC Topic 835-20, Capitalization of Interest. Capitalized interest costs for the years ended December 31, 2015, 2014 and 2013 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2015 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31, 2015. During the fourth quarter of 2015, we performed a qualitative assessment of goodwill in accordance with guidance from ASC 350, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we fail the qualitative test, then we must compare our estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

We completed our annual assessment of goodwill impairment during the fourth quarter of 2015, and the test indicated no impairment.

Equity Method Investment

The Company accounts for investments in unconsolidated entities using the equity method of accounting, as prescribed in FASB ASC Topic 323-10, Investments-Equity Method and Joint Venture, if the investment gives us the ability to exercise significant influence over, but not control, of an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. Such investment is presented on the consolidated balance sheet under "Other assets" and our share of their income as "Interest and other income" on the combined and consolidated statements of operations. See Note 16 “Equity Method Investment” for further discussion.

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

The Company records gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the years ended December 31, 2015, 2014 and 2013, the Company’s retail revenues and retail cost of revenues included gross receipts taxes of $3.0 million, $3.0 million and $3.5 million, respectively.

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

The Company’s asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation opportunities, meet the definition of trading activities and are recorded on a net basis in the combined and consolidated statements of operations in net asset optimization revenues pursuant to FASB ASC Topic 815, Derivatives and Hedging. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $154.1 million, $284.6 million and $192.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and recorded asset optimization costs of revenues of $152.6 million, $282.3 million and $192.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are presented on a net basis in asset optimization revenues.

Natural Gas Imbalances

The combined and consolidated balance sheets include natural gas imbalance receivables and payables, which primarily results when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at an estimated net realizable value. The Company recorded an imbalance receivable of $0.7 million and $1.4 million recorded in other current assets on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. The Company recorded an imbalance payable of $0.3 million and $0.6 million recorded in other current liabilities on the combined and consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Fair Value

FASB ASC Topic 820, Fair Value Measurement, established a single authoritative definition of fair value, set out a framework for measuring fair value, and requires disclosures about fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The standard utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels based on quoted prices in active market, observable market prices, and unobservable market prices.

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

All derivatives, other than those for which an exception applies, are recorded in the consolidated balance sheets at fair value. Derivative instruments representing unrealized gains are reported as derivative assets while derivative instruments representing unrealized losses are reported as derivative liabilities. The Company has elected to offset amounts in the consolidated balance sheets for derivative instruments executed with the same counterparty under a master netting arrangement. One of the exceptions to fair value accounting, normal purchases and normal sales, has been elected by the Company for certain derivative instruments when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable and is expected to be used in normal course of business. Retail revenues and retail cost of revenues resulting from deliveries of commodities under normal purchase contracts and normal sales contracts are included in earnings at the time of contract settlement.

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

Changes in the fair value of and amounts realized upon settlement of derivative instruments not held for trading purposes are recognized currently in earnings in retail revenues or retail costs of revenues.

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

Effective July 1, 2013, the Company elected to discontinue hedge accounting prospectively and began to record the changes in fair value recognized in the combined and consolidated statement of operations in the period of change. Because the underlying transactions were still probable of occurring, the related accumulated OCI was frozen and recognized in earnings as the underlying hedged item was delivered. As of December 31, 2015 and 2014, the Company has no gains or losses on derivatives that were designated as qualifying cash flow hedging transactions recorded as a component of accumulated OCI, as all previously deferred gains and losses on qualifying hedge transactions were reclassified into earnings during the year ended December 31, 2013 when the associated hedged transactions were recorded into earnings.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to shareholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units and (2) using the if-converted method to determine the potential dilutive effect of the Company’s Class B common stock and (3) using if-converted method to determine the potential dilutive effect of the outstanding convertible subordinated notes into the Company's Class B common stock. The Company has omitted earnings per share prior to the IPO because the Company operated under a sole member equity structure for those periods.

Non-controlling Interest

As a result of the IPO, the Company acquired a 21.82% economic interest in Spark HoldCo, and is the sole managing member in Spark HoldCo, with NuDevco retaining a 78.18% economic interest in Spark HoldCo at the IPO date. As a result, the Company has consolidated the financial position and results of operations of Spark HoldCo and reflected the economic interest retained by NuDevco as a non-controlling interest.

Subsequent to the IPO through December 31, 2015, the Company and NuDevco owned the following economic interests in Spark HoldCo:

	The Company	NuDevco
From the IPO to May 4, 2015	21.82%	78.18%
From May 5, 2015 to December 30, 2015	22.37%	77.63%
On December 31, 2015	22.49%	77.51%

The Company's economic interests in Spark HoldCo increased on May 5, 2015 and again on December 31, 2015 due to the vesting of restricted stock units. See Note 10 “Stock-Based Compensation” for further discussion.

Net income attributable to non-controlling interest for the years ended December 31, 2015 and 2014 represents the net income attributable to NuDevco prior to the IPO and NuDevco’s retained interest subsequent to the IPO. The weighted average ownership percentages for the applicable reporting period are used to allocate income (loss) before income taxes to the non-controlling interest and the Company, which is then adjusted by the amount of income tax expense (benefit) attributable to each economic interest owner.

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

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the combined and consolidated financial statements. See Note 17 “Subsequent Events” for further discussion.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company will select a transition method and determine the effect of the standard on its ongoing financial reporting in 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new guidance clarifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will adopt ASU 2014-15 on January 1, 2016 and does not expect the adoption to have a material effect on the combined and consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging ("ASU 2014-16"), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Update does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The Company will adopt ASU 2014-16 on January 1, 2016 and does not believe the adoption of this ASU to have a material impact on the combined and consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) (“ASU 2015-02”). The new guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption at an interim period. The Company will adopt ASU 2015-02 on January 1, 2016. Upon adoption, we will continue to consolidate Spark HoldCo, but will consider Spark HoldCo to be a variable interest entity and provide additional disclosures in the footnotes of our combined and consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new guidance requires deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities be presented as a single amount remains unchanged. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends existing accounting standard for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our combined and consolidated financial statements.
3. Acquisitions

Acquisition of CenStar Energy Corp

On July 8, 2015, the Company completed its acquisition of CenStar, a retail energy company based in New York. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments, plus a payment for positive working capital of $10.4 million and an earnout payment estimated as of the acquisition date to be $0.5 million, which is associated with a financial measurement attributable to the operations of CenStar for the year following the closing ("CenStar Earnout"). See Note 7 "Fair Value Measurements" for further discussion on the CenStar Earnout. The purchase price was financed with $16.6 million (including positive working capital of $10.4 million) under our senior secured revolving credit facility ("Senior Credit Facility") and $2.1 million from the issuance of a convertible subordinated note ("CenStar Note") from the Company and Spark HoldCo to Retailco Acquisition Co, LLC ("RAC"). See Note 6 "Debt" for further discussion of the Senior Credit Facility and the CenStar Note.

The acquisition of CenStar has been accounted for under the acquisition method in accordance with ASC 805. The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase consideration is as follows (in thousands):

	Reported as of September 30, 2015	Q4 2015 Adjustments (1)	Final as of December 31, 2015
Cash	$371	$—	$371
Net working capital, net of cash acquired	10,094	(1,275)	8,819
Property and equipment	52	—	52
Intangible assets - customer relationships	5,044	450	5,494
Intangible assets - trademark	651	—	651
Goodwill	6,497	(101)	6,396
Deferred tax liability	—	(191)	(191)
Fair value of derivative liabilities	(3,475)	—	(3,475)
Total	$19,234	$(1,117)	$18,117

(1)
Changes to the purchase price allocation in the fourth quarter of 2015 were due to fair value revisions for the customer relationships, the settlement of final working capital balances per the purchase agreement and the recognition of a deferred tax liability.

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, "Fair Value Measurement" ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 7 "Fair

Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements were as follows:

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

The Company’s combined and consolidated statements of operations for the year ended December 31, 2015 included $21.4 million of revenue and a $1.4 million loss on operations of CenStar. The Company incurred $0.1 million of acquisition related costs for the year ended December 31, 2015, in connection with the acquisition of CenStar, which have been expensed as incurred and included in general and administrative expense in the combined and consolidated statement of operations.

Acquisition of Oasis Power Holdings, LLC

On July 31, 2015, the Company completed its acquisition of Oasis, a retail energy company operating in six states across 18 utilities. The purchase price for the Oasis acquisition was $20.0 million, subject to working capital adjustments. The purchase price was financed with $15.0 million in borrowings under our Senior Credit Facility, $5.0 million from the issuance of a convertible subordinated note ("Oasis Note") from the Company and Spark HoldCo to RAC, and $2.0 million cash on hand. See Note 6 "Debt" for further discussion of the Senior Credit Facility and the Oasis Note.

The acquisition of Oasis by the Company from RAC was a transfer of equity interests of entities under common control on July 31, 2015. Accordingly, the assets acquired and liabilities assumed were based on their historical values as of July 31, 2015 as follows (in thousands):

	Reported as of September 30, 2015	Q4 2015 Adjustments (1)	Final as of December 31, 2015
Cash	$271	$—	$271
Net working capital, net of cash acquired	2,056	(225)	1,831
Property and equipment	38	—	38
Intangible assets - customer relationships	7,963	(139)	7,824
Intangible assets - trademark	602	—	602
Goodwill	11,889	94	11,983
Fair value of derivative liabilities	(819)	—	(819)
Total	$22,000	$(270)	$21,730

(1)
Changes to the purchase price allocation in the fourth quarter of 2015 were due to fair value revisions for the customer relationships and the settlement of final working capital balances per the purchase agreement.

Goodwill was transferred based on the acquisition of Oasis by RAC on May 12, 2015 and was primarily due to Oasis's brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the transfer of Oasis is deductible for income tax purposes.

The Company’s combined and consolidated statements of operations for year ended December 31, 2015 included $26.9 million of revenue and a $0.5 million loss on the operations of Oasis.

4. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	December 31, 2015	December 31, 2014
Information technology	2 – 5	$27,392	$25,588
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,007	998
Total		32,967	31,154
Accumulated depreciation		(28,491)	(26,933)
Property and equipment—net		$4,476	$4,221

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of December 31, 2015 and 2014, information technology includes $0.5 million and $0.4 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the combined and consolidated statements of operations was $1.6 million, $3.7 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	December 31, 2015	December 31, 2014
Goodwill	$18,379	$—
Customer Relationships— Acquired (1)
Cost	14,883	—
Accumulated amortization	(4,503)	—
Customer Relationships—Acquired, net	$10,380	$—
Customer Relationships— Other (2)
Cost	4,320	1,589
Accumulated amortization	(1,271)	(88)
Customer Relationships—Other, net	$3,049	$1,501
Trademarks (3)
Cost	1,268	—
Accumulated amortization	(74)	—
Trademarks, net	$1,194	$—

(1)	Customer relationships—Acquired represent those customer acquisitions accounted for under the acquisition method in accordance with ASC 805. See Note 3 "Acquisitions" for further discussion.

(2)
Customer relationships—Other represent portfolios of customer contracts not accounted for in accordance with ASC 805 as these acquisitions were not in conjunction with the acquisition of businesses. See Note 15 "Customer Acquisitions" for further discussion.

(3)
Trademarks reflect values associated with the recognition and positive reputation of acquired businesses accounted for as part of the acquisition method in accordance with ASC 805 through the acquisitions of CenStar and Oasis. These trademarks are recorded as other assets in the combined and consolidated balance sheets. See Note 3 "Acquisitions" for further discussion.

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2013	$—	$—	$—	$—
Additions	—	—	1,589	—
Amortization expense	—	—	(88)	—
Balance at December 31, 2014	$—	$—	$1,501	$—
Additions	—	—	2,731	—
Acquisition of CenStar	6,396	5,494	—	651
Acquisition of Oasis	11,983	9,389	—	617
Amortization expense	—	(4,503)	(1,183)	(74)
Balance at December 31, 2015	$18,379	$10,380	$3,049	$1,194

Estimated future amortization expense for customer relationships and trademarks at December 31, 2015 is as follows (in thousands):

Year Ending December 31,
2016	$6,754
2017	4,116
2018	2,204
2019	861
2020	127
> 5 years	561
Total	$14,623
6. Debt
Balance Sheet and Income Statement Summary
Debt consists of the following amounts as of (in thousands):

	December 31, 2015	December 31, 2014
Current portion of Senior Credit Facility—Working Capital Line(1) (2)	$22,500	$33,000
Current portion of Senior Credit Facility—Acquisition Line(1) (2)	5,306	—
Total current debt	27,806	33,000
Long-term portion of Senior Credit Facility—Acquisition Line(1)	14,592	—
Convertible subordinated notes to affiliate (3)	6,339	—
Total long-term debt	20,931	—
Total debt	$48,737	$33,000

(1)	As of December 31, 2015 and 2014, the Company had $21.5 million and $10.7 million in letters of credit issued, respectively.

(2)	As of December 31, 2015 and 2014, the weighted average interest rate on the current portion of our Senior Credit Facility was 3.90% and 4.03%, respectively.

(3)	Includes unamortized discount of $0.7 million at December 31, 2015 related to a beneficial conversion feature of the Oasis Note.

Deferred financing costs were $0.7 million as of December 31, 2015, representing capitalized financing costs in connection with the amended and restated Senior Credit Facility entered into on July 8, 2015, and $0.3 million as of December 31, 2014, representing capitalized financing costs related to the Senior Credit Facility entered into on August 1, 2014. Of these amounts, $0.5 million and $0.2 million is recorded in other current assets in the combined and consolidated balance sheets as of December 31, 2015 and 2014, respectively, and $0.2 million and $0.1 million is recorded in other assets in the consolidated balance sheet as of December 31, 2015 and 2014 based on the terms of the Senior Credit Facility.

The following table summarizes the components of interest expense for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest incurred on Senior Credit Facility (1)	$1,144	$418	$230
Commitment fees	160	144	223
Letters of credit fees	357	385	579
Amortization of deferred financing costs (2)	412	631	682
Interest incurred on convertible subordinated notes to affiliate (3)	207	—	—
Interest expense	$2,280	$1,578	$1,714
(1)    Includes interest expense attributed to other revolving credit facilities prior to the IPO.

(2)
Write offs of deferred financing costs included in the above amortization were $0.1 million in connection with the amended and restated Senior Credit Facility on July 8, 2015, $0.3 million upon extinguishment of the Seventh Amended Credit Facility and $0.1 million in connection with the execution of the Seventh Amended Credit Facility for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)    Includes amortization of the discount on the Oasis Note of less than $0.1 million for the year ended December 31, 2015.

Prior to the IPO - Overview
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
On July 31, 2013 and in conjunction with the initial public offering of Marlin Midstream Partners, LP (“Marlin”), which was formerly a wholly owned subsidiary of Spark Energy Ventures, the Sixth Amended Credit Agreement was amended and restated to increase the working capital facility to $80 million and eliminate the term loan and revolving credit facility (the “Seventh Amended Credit Agreement”) and to remove Marlin as a party to the Credit Agreement. The Seventh Amended Credit Agreement continued to be secured by the assets of Spark Energy Ventures and its subsidiaries through completion of the IPO.
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
Based on the Sixth Amended Credit Agreement prior to the Marlin initial public offering and understanding among the Borrowers, the term loan and the revolving credit facility were assigned specifically to Marlin. The Company has recognized the proceeds from the working capital facility in its combined financial statements prior to the IPO, which represented the amounts the Company with the other Borrowers agreed to pay and the amounts the Company expected to pay.

Prior to the IPO - Working Capital Facility
The working capital facility was $150 million in 2012 under the Fifth Amended Credit Agreement and was later amended to $70 million on December 17, 2012 under the Sixth Amended Credit Agreement. On July 31, 2013, and in conjunction with the Seventh Amended Credit Agreement, the working capital facility was increased to $80 million.
The working capital facility was available for use by Spark Energy Ventures and its affiliates to finance the working capital requirements related to the purchase and sale of natural gas, electricity, and other commodity products not related to the retail natural gas and asset optimization and retail electricity businesses of the Company. The working capital facility was drawn upon and repaid on a monthly basis to fund working capital needs. Portions of the borrowings were used to fund equity distributions to the sole member of the Company to fund unrelated operations of an affiliate under the common control of the sole member prior to the IPO. The total amounts outstanding under the facility as of December 31, 2013 and through the IPO date included $29.0 million that was retained and paid off by an affiliate in connection with the IPO.
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
Prior to the IPO - NuDevco Note
NuDevco Retail Holdings transferred Spark HoldCo units to the Company for the $50,000 NuDevco Note, and the limited liability company agreement of Spark HoldCo was amended and restated to admit Spark Energy, Inc. as its sole managing member. This promissory note was repaid in connection with proceeds from the IPO.
Senior Credit Facility Executed at the IPO

Concurrently with the closing of the IPO, the Company entered into a new $70.0 million Senior Credit Facility, which is set to mature on August 1, 2016. If no event of default has occurred, the Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the Senior Credit Facility up to $120.0 million. The Company borrowed approximately $10.0 million under the Senior Credit Facility at the closing of the IPO to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remaining $29.0 million of indebtedness outstanding under the Seventh Amended Credit Agreement at the IPO date was paid down by our affiliate with its own funds concurrent with the closing of the IPO pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated. The Company had $15.0 million in letters of credit issued under the Senior Credit Facility at inception.

On July 8, 2015, the Company as guarantor, and Spark HoldCo (the “Borrower," and together with the subsidiaries of Spark HoldCo, the “Co-Borrowers”) amended and restated the Senior Credit Facility to include a senior secured revolving working capital facility of $60.0 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand, equity contributions or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. The Company borrowed $10.4 million under the Working Capital Line and $6.2 million under the Acquisition Line utilized in the closing of the CenStar acquisition. On July 31, 2015, the Company borrowed an additional $15.0 million under the Acquisition Line utilized in the closing of the Oasis acquisition. Refer to Note 3 "Acquisitions" for further discussion.

At our election, interest under the Working Capital Line is generally determined by reference to:

•	the Eurodollar-based rate plus an applicable margin of up to 3.00% per year (based on the prevailing utilization; or

•
the alternate base rate plus an applicable margin of up to 2.00% per year (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale's prime rate, (ii) the federal funds rate plus 0.50% per year, or (iii) the reference Eurodollar rate plus 1.00%; or

•	the rate quoted by Société Générale as its cost of funds for the requested credit plus up to 2.50% per year, (based upon the prevailing utilization).

The interest rate is generally reduced by 25 basis points if utilization under the Working Capital Line is below fifty percent.

Borrowings under the Acquisition Line are generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.75% per annum (based upon the prevailing utilization); or

•
the alternate base rate plus an applicable margin of up to 2.75% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale's prime rate, (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

We pay an annual commitment fee of 0.375% or 0.50% on the unused portion of the Working Capital Line depending upon the unused capacity and 0.50% on the unused portion of the Acquisition Line. The lending syndicate under the Senior Credit Facility is entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit.

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

Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 (with quarterly increases to the numerator of increments of 0.05 beginning in the third quarter of 2016). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding the working capital facility and qualifying subordinated debt) to Adjusted EBITDA of a maximum of 2.50 to 1.00. The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

•	incur certain additional indebtedness;

•	grant certain liens;

•	engage in certain asset dispositions;

•	merge or consolidate;

•	make certain payments, distributions, investments, acquisitions or loans;

•	enter into transactions with affiliates.
The Senior Credit Facility also contains negative covenants that limit our ability to, among other things, make certain payments, distributions, investments, acquisitions or loans. Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo will be entitled to make cash distributions to NuDevco Retail Holdings (or its successor in interest) so long as: (a) no default exists or would result from such a payment; (b) the Co- Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

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

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to RAC for $2.1 million on July 8, 2015. The CenStar Note matures on July 8, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay interest in kind at its option. The CenStar Note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $16.57 per share. RAC may not exercise conversion rights for the first eighteen months after the CenStar Note is issued. The CenStar Note is subject to automatic conversion upon a sale of the Company. The CenStar Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the CenStar Note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. The Oasis Note matures on July 31, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay-in-kind any interest at its option. The Oasis Note is convertible into shares of the Company's Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $14.00 per share. RAC may not exercise conversion rights for the first eighteen months after the Oasis Note is issued. The Oasis Note is subject to automatic conversion upon a sale of the Company. The Oasis Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Oasis Note will be entitled to registration rights identical to the registration rights currently held by NuDevco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

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
7. Fair Value Measurements
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
Non-Derivative Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, accounts payable, accounts payable—affiliates, and accrued liabilities recorded in the consolidated balance sheets approximate fair value due to the short-term nature of these items. The carrying amount of long-term debt recorded in the consolidated balance sheets approximates fair value because of the variable rate nature of the Company’s long-term debt. The fair value of our convertible subordinated notes to affiliates is not determinable for accounting purposes due to the affiliate nature and terms of this instrument with the affiliate. The fair value of the payable pursuant to tax receivable agreement—affiliate is not determinable for accounting purposes due to the affiliate nature and terms of the associated agreement with the affiliate.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured and recorded at fair value in the Company’s combined and consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy as of (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Non-trading commodity derivative assets	$—	$200	$—	$200
Trading commodity derivative assets	—	405	—	405
Total commodity derivative assets	$—	$605	$—	$605
Non-trading commodity derivative liabilities	$(3,324)	$(7,661)	$—	$(10,985)
Trading commodity derivative liabilities	—	(253)	—	(253)
Total commodity derivative liabilities	$(3,324)	$(7,914)	$—	$(11,238)
Contingent payment arrangement	$—	$—	$(500)	$(500)

	Level 1	Level 2	Level 3	Total
December 31, 2014
Non-trading commodity derivative assets	$—	$80	$—	$80
Trading commodity derivative assets	—	136	—	136
Total commodity derivative assets	$—	$216	$—	$216
Non-trading commodity derivative liabilities	$(6,810)	$(5,017)	$—	$(11,827)
Trading commodity derivative liabilities	(32)	(145)	—	(177)
Total commodity derivative liabilities	$(6,842)	$(5,162)	$—	$(12,004)
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2015, 2014 and 2013.

The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of December 31, 2015 and 2014, the credit risk valuation adjustment was not material.
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
8. Accounting for Derivative Instruments
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
The Company also holds certain derivative instruments that are not held for trading purposes but are also not designated as hedges for accounting purposes. These derivative instruments represent economic hedges that mitigate the Company’s exposure to fluctuations in commodity prices. For these derivative instruments, changes in the fair value are recognized currently in earnings in retail revenues or retail costs of revenues.
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
Derivative assets and liabilities are presented net in the Company’s consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2015 and 2014, the Company had paid $0.1 million and zero in collateral, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of:
Non-trading

Commodity	Notional	December 31, 2015	December 31, 2014
Natural Gas	MMBtu	7,543	9,690
Natural Gas Basis	MMBtu	455	2,710
Electricity	MWh	1,187	607
Trading

Commodity	Notional	December 31, 2015	December 31, 2014
Natural Gas	MMBtu	8	(155)
Natural Gas Basis	MMBtu	(455)	(56)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss on non-trading derivatives—cash flow hedges, net (including ineffectiveness loss of ($288) for the year ended December 31, 2013)	$—	$—	$84
Gain (loss) on non-trading derivatives, net	(18,423)	(8,713)	1,345
Gain (loss) on trading derivatives, net (including gain on trading derivatives—affiliates, net of $0, $203 and $1,509 for the years ended December 31, 2015, 2014 and 2013, respectively)	(74)	(5,822)	5,138
Gain (loss) on derivatives, net	$(18,497)	$(14,535)	$6,567
Current period settlements on non-trading derivatives—cash flow hedges	$—	$—	$(1,180)
Current period settlements on non-trading derivatives (1)	20,279	(6,289)	1,833
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0, $315 and ($1,780) for the years ended December 31, 2015, 2014 and 2013, respectively)	268	2,810	387
Total current period settlements on derivatives (1)	$20,547	$(3,479)	$1,040

(1)	Excludes settlements of $3.4 million for the year ended December 31, 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	December 31, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$589	$(389)	$200	$—	$200
Trading commodity derivatives	411	(6)	405	—	405
Total Current Derivative Assets	1,000	(395)	605	—	605
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$1,000	$(395)	$605	$—	$605

	December 31, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(13,618)	$3,151	$(10,467)	$100	$(10,367)
Trading commodity derivatives	(320)	67	(253)	—	(253)
Total Current Derivative Liabilities	(13,938)	3,218	(10,720)	100	(10,620)
Non-trading commodity derivatives	(950)	332	(618)	—	(618)
Total Non-current Derivative Liabilities	(950)	332	(618)	—	(618)
Total Derivative Liabilities	$(14,888)	$3,550	$(11,338)	$100	$(11,238)

	December 31, 2014
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,642	$(3,562)	$80	$—	$80
Trading commodity derivatives	234	(98)	136	—	136
Total Current Derivative Assets	3,876	(3,660)	216	—	216
Non-trading commodity derivatives	313	(313)	—	—	—
Total Non-current Derivative Assets	313	(313)	—	—	—
Total Derivative Assets	$4,189	$(3,973)	$216	$—	$216

	December 31, 2014
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(14,911)	$3,562	$(11,349)	$—	$(11,349)
Trading commodity derivatives	(275)	98	(177)	—	(177)
Total Current Derivative Liabilities	(15,186)	3,660	(11,526)	—	(11,526)
Non-trading commodity derivatives	(791)	313	(478)	—	(478)
Total Non-current Derivative Liabilities	(791)	313	(478)	—	(478)
Total Derivative Liabilities	$(15,977)	$3,973	$(12,004)	$—	$(12,004)

Accumulated Other Comprehensive Income
The following table summarizes the effects on the Company’s accumulated OCI balance attributable to cash flow hedge derivative instruments for the year ended December 31, 2013 (in thousands):

Year Ended December 31,
2013
Accumulated OCI balance, beginning of period	$(2,536)
Deferred gain (loss) on cash flow hedge derivative instruments	2,620
Reclassification of accumulated OCI net to income	(84)
Accumulated OCI balance, end of period	$—
The amounts reclassified from accumulated OCI into income and any amounts recognized in income from the ineffective portion of cash flow hedges are recorded in retail cost of revenues. In June 2013, the Company elected to discontinue cash flow hedge accounting.
9. Equity

Class A Common Stock

The Company has a total of 3,118,623 and 3,000,000 shares of its Class A common stock outstanding at December 31, 2015 and 2014, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company has a total of 10,750,000 shares of its Class B common stock outstanding at December 31, 2015 and 2014. Each share of Class B common stock, all of which is held by NuDevco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there are no issued and outstanding shares at December 31, 2015 and 2014.

Earnings Per Share

The Class B common stock conversion to Class A common stock was not recognized in dilutive earnings per share for the years ended December 31, 2015 and 2014 as the effect of the conversion would be antidilutive. The Company’s unvested restricted stock units were not recognized in dilutive earnings per share for the year ended December 31, 2014 as they would have been antidilutive.

The following table presents the computation of earnings per share for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014 (1)
Net income (loss) attributable to Spark Energy, Inc. stockholders	$3,865	$(54)
Basic weighted average Class A common shares outstanding	3,064	3,000
Basic EPS attributable to Spark Energy, Inc. stockholders	$1.26	$(0.02)

Net income (loss) attributable to Spark Energy, Inc. stockholders	$3,865	$(54)
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	(334)	—
Diluted net loss attributable to Spark Energy, Inc. stockholders	$3,531	$(54)
Basic weighted average Class A common shares outstanding	3,064	3,000
Effect of dilutive Class B common stock	—	—
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	210	—
Effect of dilutive restricted stock units	53	—
Diluted weighted average shares outstanding	3,327	3,000

Diluted EPS attributable to Spark Energy, Inc. stockholders	$1.06	$(0.02)
(1) Based on outstanding shares for the period from the IPO date of August 1, 2014 to December 31, 2014.
10. Stock-Based Compensation

Restricted Stock Units

In connection with the IPO, the Company adopted the Spark Energy, Inc. Long-Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company. The purpose of the LTIP is to provide a means to attract and retain individuals to serve as directors, employees and consultants who provide services to the Company by affording such individuals a means to acquire and maintain ownership of awards, the value of which is tied to the performance of the Company’s Class A common stock. The LTIP provides for grants of cash payments, stock options, stock appreciation rights, restricted stock or units, bonus stock, dividend equivalents, and other stock-based awards with the total number of shares of stock available for issuance under the LTIP not to exceed 1,375,000 shares.

Periodically the Company grants restricted stock units to our officers, employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over approximately one year for non-employee directors and ratably over approximately three or four years for officers, employees, and employees of affiliates, with the initial vesting date occurring in May of the subsequent year. Each restricted stock unit is entitled to receive a dividend equivalent when dividends are declared and distributed to shareholders of Class A common stock. These dividend equivalents shall be retained by the Company, reinvested in additional restricted stock units effective as of the record date of such dividends and vested upon the same schedule as the underlying restricted stock unit.

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

Total stock-based compensation expense for the years ended December 31, 2015 and 2014 was $3.2 million and $0.9 million. Total income tax benefit related to stock-based compensation recognized in net income (loss) was $1.2 million and $0.3 million for the years ended December 31, 2015 and 2014. No compensation expense or related tax benefit was recorded in 2013 as there were no LTIP awards outstanding.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units was based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $2.2 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively, in general and administrative expense with a corresponding increase to additional paid in capital. No compensation expense was recorded in 2013 as there were no LTIP awards outstanding.

The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	256,884	$17.93
Granted	127,000	14.23
Dividend reinvestment issuances	26,685	15.58
Vested	(98,810)	17.40
Forfeited	(27,201)	17.05
Unvested at December 31, 2015	284,558	$16.33

For the year ended December 31, 2015, 98,810 restricted stock units vested, with 79,497 shares of common stock distributed to the holders of these units and 19,313 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

As of December 31, 2015, there was $3.5 million of total unrecognized compensation cost related to the Company’s equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards in accordance with ASC 718 as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units was based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $1.0 million and $0.3 million for years ended December 31, 2015 and 2014, respectively, in general and administrative expense with a corresponding increase to liabilities. No compensation expense was recorded in 2013 as there were no LTIP awards outstanding. As of December 31, 2015, the Company’s liabilities related to these restricted stock units recorded in other current liabilities was $0.7 million. As of December 31, 2014, the Company's liabilities related to these restricted stock units recorded in other current liabilities and other non-current liabilities were $0.1 million and $0.2 million, respectively.

The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2015:

	Number of Shares	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2014	124,093	$14.09
Granted	16,200	20.72
Dividend reinvestment issuances	9,766	20.72
Vested	(49,319)	12.64
Forfeited	(177)	20.72
Unvested at December 31, 2015	100,563	$20.72

For the year ended December 31, 2015, 49,319 restricted stock units vested, with 39,126 shares of common stock distributed to the holders of these units and 10,193 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

As of December 31, 2015, there was $1.3 million of total unrecognized compensation cost related to the Company’s liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.

11. Income Taxes

The Company and CenStar are each subject to U.S. federal income tax as a corporation. Spark HoldCo and its subsidiaries, with the exception of CenStar, are treated as flow-through entities for U.S. federal income tax purposes, and as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, the Company is subject to U.S. federal income taxation on its allocable share of Spark HoldCo’s net U.S. taxable income.

The provision (benefit) for income taxes included the following components:

(in thousands)	2015	2014	2013
Current:
Federal	$268	$—	$—
State	(277)	173	56
Total Current	(9)	173	56

Deferred:
Federal	1,820	(957)	—
State	163	(107)	—
Total Deferred	1,983	(1,064)	—
Provision (benefit) for income taxes	$1,974	$(891)	$56

For the year ended December 31, 2013, income taxes relate solely to the Company’s Texas franchise tax liability, which is computed on a modified gross margin.

The effective income tax rate was 7.1% and 17.3% for the years ended December 31, 2015 and 2014. The following table reconciles the income tax benefit included in the combined and consolidated statement of operations with income tax expense that would result from application of the statutory federal tax rate, 34%, to loss before income tax expense (benefit):

(in thousands)	2015	2014
Expected provision (benefit) at federal statutory rate	$9,503	$(1,753)
Increase (decrease) resulting from:
Noncontrolling interest	(7,356)	1,451
Corporate costs	—	(607)
State income taxes, net of federal income tax effect	(222)	69
Other	49	(51)
Provision (benefit) for income taxes	$1,974	$(891)

For the year ended December 31, 2013, the rate reconciliation calculation is not applicable as the Company's predecessors were not subject to federal income taxes prior to the IPO.

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

The components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Current deferred tax assets (liabilities):
Net operating loss carryforward	$—	$654
Derivative liabilities	(613)	—
Intangibles	(240)	—
Total current deferred tax assets (liabilities)	(853)	654
Non-current deferred tax assets (liabilities):
Investment in Spark HoldCo	14,901	16,171
Benefit of TRA liability	7,876	7,817
Derivative liabilities	1	—
Property and equipment	(19)	—
Intangibles	(1,158)	—
Federal net operating loss carryforward	1,488	59
State net operating loss carryforward	290	—
Other	1	—
Total non-current deferred tax assets (liabilities)	23,380	24,047
Total deferred tax assets (liabilities)	$22,527	$24,701

Noncurrent assets and current liabilities included deferred taxes of $23.4 million and $0.9 million, respectively, at December 31, 2015. Current assets and noncurrent assets included deferred taxes of $0.7 million and $24.0 million, respectively, at December 31, 2014.

On the IPO date, the Company recorded a net deferred tax asset of $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco. In addition, the Company had a long-term liability of $20.7 million to record the effect of the Tax Receivable Agreement liability (See Note 13 “Transactions with Affiliates” for further discussion) and a corresponding long-term deferred tax asset of $7.9 million.

The Company has a federal net operating loss carry forward totaling $4.7 million expiring in 2035 and a state net operating loss of $4.5 million expiring through 2035. No valuation allowance has been recorded as management believes that there will be sufficient future taxable income to fully utilize deferred tax assets.

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

Separate federal and state income tax returns are filed for Spark Energy, Inc., Spark HoldCo and CenStar. The tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax. NuDevco would be responsible for any audit adjustments incurred in connection with transactions occurring up to July 31, 2014 for Spark Energy, Inc. and Spark HoldCo. The last closed audit period of exam was for the 2011 Spark Energy, LLC’s federal tax return and resulted in no adjustments by the IRS. Spark Energy, Inc., Spark HoldCo and CenStar are not currently under any income tax audits.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2015, 2014 and 2013 there was no liability or expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2015, 2014 and 2013.

12. Commitments and Contingencies
From time to time, the Company may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that we are a party to any litigation, claims or proceedings that will have a material impact on the Company’s combined and consolidated financial condition or results of operations.
New York Sales Tax Audit
The Company is undergoing a sales tax audit in New York spanning 2006 to 2012 for which the Company may have additional liabilities in connection with those years. At the time of filing these combined and consolidated financial statements, this sales tax audit is at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. Accordingly, we cannot currently estimate a range of possible liabilities or a minimum that could result from the conclusion of this audit.
Legal Proceedings
The Company is the subject of the following lawsuits. At the time of filing these combined and consolidated financial statements, this litigation is at an early stage and subject to substantial uncertainties concerning the outcome of material factual and legal issues. Accordingly, we cannot currently predict the manner and timing of the resolution of this litigation or estimate a range of possible losses or a minimum loss that could result from an adverse verdict in a potential lawsuit.

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. The Company intends to file a response to class action complaint in due course.

Arturo Amaya et al v. Spark Energy Gas, LLC is a purported class action filed on May 22, 2015 in the United States District Court for the Northern District of California alleging, among other things, that certain door-to-door sales representatives engaged as independent contractors for Spark Energy Gas, LLC allegedly engaged in deceptive practices in violation of the California Civil Code, California Unfair Competition Law, California False Advertising Law and the California Consumer Legal Remedies Act while marketing Spark Energy Gas, LLC’s gas services to consumers in California. On September 29, 2015, Spark Energy Gas, LLC filed a motion to dismiss the complaint in its entirety and a motion to compel arbitration in the case of one of the named plaintiffs. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. The Court has set a hearing date of June 3, 2016 to hear any Motion for Class Certification that Plaintiffs may file in this matter.
13. Transactions with Affiliates
The Company enters into transactions with and pays certain costs on behalf of affiliates that are commonly controlled by W. Keith Maxwell III, and these affiliates enter into transactions with and pay certain costs on our behalf, in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services among these related parties. The Company also sells and purchases natural gas with affiliates. The Company presents receivables and payables with the same affiliate on a net basis in the combined and consolidated balance sheets as all affiliate activity is with parties under common control.

Acquisition of Oasis Power Holdings, LLC
The acquisition of Oasis by the Company from RAC was a transfer of equity interests of entities under common control on July 31, 2015. Refer to Note 3 "Acquisitions" for further discussion.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $1.8 million and $1.2 million as of December 31, 2015 and 2014, respectively, and current accounts payable—affiliates of $2.0 million and $1.0 million as of December 31, 2015 and 2014 for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.
Prepaid Assets—Affiliates
Prior to April 2015, the Company incurred and subsequently billed or allocated costs of certain employee benefit costs of behalf of affiliates commonly controlled by NuDevco. In April 2015, the Company began prepaying NuDevco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets—affiliates of $0.2 million as of December 31, 2015.

Convertible Subordinated Notes to Affiliate
In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to RAC for $2.1 million on July 8, 2015. In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. Refer to Note 6 "Debt" for further discussion.
Revenues and Cost of Revenues—Affiliates
Prior to Marlin’s initial public offering on July 31, 2013, the Company provided natural gas to Marlin, who is a processing service provider, whereby Marlin gathered natural gas from the Company and other third parties, extracted NGLs, and redelivered the processed natural gas to the Company and other third parties. Marlin replaced energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by making a payment to the Company at market prices. Revenues—affiliates, recorded in net asset optimization revenues in the combined and consolidated statements of operations, related to Marlin’s payments to the Company for replaced energy for the years ended December 31, 2013 was $3.0 million.
Beginning on August 1, 2013, the Marlin processing agreement was terminated and the Company and another affiliate entered into an agreement whereby the Company purchased natural gas from the affiliate at the tailgate of the Marlin plant. Cost of revenues—affiliates, recorded in net asset optimization revenues in the combined and consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 related to this agreement were $11.3 million, $30.3 million and $17.7 million respectively.
The Company also purchased natural gas at a nearby third party plant inlet which was then sold to the affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the combined and consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 related to these sales were $1.1 million and $12.8 million, and $11.9 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with Marlin, at Marlin’s pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Company’s results are cost of revenues-affiliates, recorded in retail cost of revenues in the combined and consolidated statements of operations related to this activity, which was less than $0.1 million, less than $0.1 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Prior to the IPO, the Company also purchased electricity for an affiliate and sold the electricity to the affiliate at the same market price that the Company paid to purchase the electricity. There were no sales of electricity to the affiliate for the year ended December 31, 2015. Sales of electricity to the affiliate were $2.2 million and $4.0 million for the years ended December 31, 2014 and 2013, respectively, which is recorded in retail revenues—affiliate in the combined and consolidated statements of operations.
Also included in the Company’s results are cost of revenues—affiliates related to derivative instruments, recorded in net asset optimization revenues in the combined and consolidated statements of operations. There were no cost of revenues—affiliates related to derivative instruments for the year ended December 31, 2015. We recognized a loss of $0.6 million and a gain of $1.8 million for the years ended December 31, 2014 and 2013, respectively.
Cost Allocations
The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to affiliates was $2.1 million, $5.1 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded as a reduction in general and administrative expenses in the combined and consolidated statements of operations.
The Company pays residual commissions to an affiliate for all customers enrolled by the affiliate who pay their monthly retail gas or retail electricity bill. Commissions paid to the affiliate was less than $0.1 million for the years ended December 31, 2014 and 2013, which is recorded in general and administrative expense in the combined and consolidated statements of operations. This agreement with the affiliate was terminated in May 2014.
Member Distributions and Contributions
During the years ended December 31, 2015, 2014 and 2013, the Company made net capital distributions to NuDevco of zero, $36.4 million and $59.3 million, respectively. Additionally, during the year ended December 31, 2015, the Company received a capital contribution from NuDevco of $0.1 million as NuDevco forgave an account payable due to NuDevco that arose from the payment of withholding taxes related to the vesting of restricted stock units of certain employees of NuDevco who perform services for the Company.
In contemplation of the Company’s IPO, the Company entered into an agreement with an affiliate in April 2014 to permanently forgive all net outstanding accounts receivable balances from the affiliate through the IPO date. As such, the accounts receivable balances from the affiliate have been eliminated and presented as a distribution to W. Keith Maxwell III for the years ended December 31, 2014 and 2013.

Tax Receivable Agreement

Concurrently with the closing of the IPO, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to Retailco, LLC (as the successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings (or its assignee) in connection with the IPO, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 11 “Taxes” for further discussion of amounts recorded in connection with the IPO.

In certain circumstances, the Company may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the Tax Receivable Agreement, which are currently Retailco, LLC and NuDevco Retail.

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

We did not meet the threshold coverage ratio required to fund the first payment to Retailco under the Tax Receivable Agreement during the four-quarter period ended September 30, 2015. As such, the initial payment under the Tax Receivable Agreement due in late 2015 was deferred pursuant to the terms thereof.

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement effective January 1, 2016 with Retailco Services, LLC, a wholly owned subsidiary of W. Keith Maxwell III, and an affiliate of our majority shareholder. See Note 17 “Subsequent Events” for further discussion.

14. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $154.1 million, $284.6 million and $192.4 million and asset optimization cost of revenues of $152.6 million, $282.3 million and $192.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
The acquisitions of CenStar and Oasis had no impact on our reportable business segments as the portions of those acquisitions related to retail natural gas and retail electricity have been included in those existing business segments.
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

	Years Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of Retail Gross Margin to (Loss)income before taxes
Income (loss) before income tax expense	$27,949	$(5,156)	$31,468
Interest and other (loss) income	(324)	(263)	(353)
Interest expense	2,280	1,578	1,714
Operating income (loss)	29,905	(3,841)	32,829
Depreciation and amortization	25,378	22,221	16,215
General and administrative	61,682	45,880	35,020
Less:
Net asset optimization revenue	1,494	2,318	314
Net, (Losses) gains on non-trading derivative instruments	(18,423)	(8,713)	1,429
Net, Cash settlements on non-trading derivative instruments	20,279	(6,289)	653
Retail Gross Margin	$113,615	$76,944	$81,668

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$229,490	$128,663	$—	$—	$358,153
Retail cost of revenues	170,684	70,504	—	—	241,188
Less:
Net asset optimization revenues	—	1,494	—	—	1,494
Net, Gains (losses) on non-trading derivative instruments	(13,348)	(5,075)	—	—	(18,423)
Current period settlements on non-trading derivatives	11,899	8,380	—	—	20,279
Retail gross margin	$60,255	$53,360	$—	$—	$113,615
Total Assets (1)	$150,245	$113,583	$88,823	$(190,417)	$162,234

(1)	Total Assets includes goodwill of $16.5 million and $1.9 million related to the retail electricity segment and retail natural gas segment, respectively.

Year Ended December 31, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$176,406	$146,470	$—	$—	$322,876
Retail cost of revenues	149,452	109,164	—	—	258,616
Less:
Net asset optimization revenues	—	2,318	—	—	2,318
Net, Gains (losses) on non-trading derivative instruments	(518)	(8,195)	—	—	(8,713)
Current period settlements on non-trading derivatives	(5,145)	(1,144)	—	—	(6,289)
Retail gross margin	$32,617	$44,327	$—	$—	$76,944
Total Assets	$46,848	$101,711	$27,285	$(37,447)	$138,397

Year Ended December 31, 2013	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$191,872	$125,218	$—	$—	$317,090
Retail cost of revenues	149,885	83,141	—	—	233,026
Less:
Net asset optimization revenues	—	314	—	—	314
Net, Gains (losses) on non-trading derivative instruments	1,336	93	—	—	$1,429
Current period settlements on non-trading derivatives	1,349	(696)	—	—	653
Retail gross margin	$39,302	$42,366	$—	$—	$81,668

Significant Customers
For the years ended December 31, 2015, 2014 and 2013, we had one significant customer that individually accounted for more than 10% of the Company’s combined and consolidated net asset optimization revenues.
Significant Suppliers
For the years ended December 31, 2015, 2014 and 2013, we had one significant supplier that individually accounted for more than 10% of the Company’s combined and consolidated net asset optimization revenues cost of revenues.
For the years ended December 31, 2015, 2014 and 2013, the Company had four, three and one significant suppliers that individually accounted for more than 10% of the Company’s combined and consolidated retail electricity retail cost of revenues, respectively.

15. Customer Acquisitions

During the first quarter of 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 25,800 residential and commercial natural gas contracts in Northern California for a purchase price of $2.0 million. The transaction closed in April 2015. The purchase price was capitalized as customer relationships in our consolidated balance sheet and is being amortized over a three-year period as customers use natural gas under a contract with the Company.

During the fourth quarter of 2014, the Company entered into two purchase and sale agreements for the purchase of approximately 13,400 variable rate electricity contracts in Connecticut for a purchase price of approximately $2.2 million. The purchase prices are capitalized as customer relationships to be amortized over a three year period as customers begin using electricity under a contract with the Company. As of December 31, 2014 the Company had paid and capitalized approximately $1.5 million related to these purchases.
16. Equity Method Investment

Investment in eREX Spark Marketing Co., Ltd

In September 2015, the Company, together with eREX Co., Ltd., a Japanese company, entered into an agreement ("eREX JV Agreement") to form a new joint venture eREX Spark Marketing Co., Ltd ("eREX Spark"). As part of this agreement, the Company contributed 39.2 million Japanese Yen, or $0.3 million, for 20% ownership of eREX Spark. As certain conditions under the eREX JV Agreement are met, the Company is committed to make additional capital contributions totaling 117.2 million Japanese Yen, or $1.0 million (based on exchange rates at December 31, 2015) through November 2016. Additionally, the Company is entitled to share in 30% of the dividends distributed by eREX Spark for the first year a qualifying dividend is paid and for the subsequent four years thereafter. After this period, dividends will be distributed proportionately with the equity ownership of eREX Spark. eREX Spark's board of directors consists of four directors, one of whom is appointed by the Company.

Based on the Company's significant influence, as reflected by the 20% equity ownership and 25% control of the eREX Spark board of directors, we recorded the investment in eREX Spark as an equity method investment. Our investment in eREX Spark was $1.2 million as of December 31, 2015, reflecting the initial contribution in September 2015 and expected additional contributions in 2016, and recorded in other assets in the consolidated balance sheet. There were no basis differences between our initial contribution and the underlying net assets of eREX Spark. We recorded our proportionate share of eREX Spark's loss of less than $0.1 million in our combined and consolidated statement of operations for the year ended December 31, 2015.

17. Subsequent Events

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement effective January 1, 2016 with Retailco Services, LLC, which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services, LLC will provide us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement.

Spark HoldCo will pay Retailco Services, LLC a monthly fee consisting of a monthly fixed fee plus a variable fee per customer per month depending on market complexity. Fees will be fixed for the first six months of the Master Service Agreement, and thereafter the parties will meet quarterly to adjust fees and service levels based on changes in assumptions.

Declaration of Dividends

On January 21, 2016, the Company declared a dividend of $0.3625 per share to holders of record of our Class A common stock on February 29, 2016 which was paid on March 14, 2016.
Exchange of Spark HoldCo Units
On February 3, 2016, Retailco, LLC exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged.

Supplemental Quarterly Financial Data (unaudited)
Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	2015
	December 31, 2015	September 30, 2015	June 30, 2015 (1)	March 31, 2015
	(In thousands, except per share data)
Total Revenues	$94,840	$91,267	$70,243	$101,803
Operating income	4,374	7,250	4,545	13,736
Net income	3,132	5,875	4,039	12,929
Net (loss) income attributable to Spark Energy, Inc. stockholders	(19)	1,314	161	2,409
Net (loss) income attributable to Spark Energy, Inc. per common share - basic	$(0.01)	$0.42	$0.05	$0.80
Net (loss) income attributable to Spark Energy, Inc. per common share - diluted	$(0.01)	$0.31	$0.05	$0.80

(1)
Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC on May 12, 2015 from an affiliate. See Note 3 "Acquisitions" for further discussion.

	Quarter Ended
	2014
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per share data)
Total Revenues	$82,742	$68,217	$65,941	$105,976
Operating income (loss)	(12,786)	1,607	555	6,783
Net income (loss)	(11,394)	419	201	6,509
Net income (loss) attributable to Spark Energy, Inc. stockholders	(1,115)	1,061	—	—
Net income attributable to Spark Energy, Inc. per common share - basic	$(0.37)	$0.35	N/A(1)	N/A(1)
Net income attributable to Spark Energy, Inc. per common share - diluted	$(0.37)	$0.03	N/A(1)	N/A(1)

(1)	Per share data is not meaningful prior to the Company's IPO, effective August 1, 2014, as the Company operated under a sole-member ownership structure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level. Management has changed its conclusion over disclosure controls since the latest reporting period, when a material weakness in our internal control over financial reporting was identified. In connection with the preparation of our restated financial statements for the quarter ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, was that we did not have adequate policies and procedures in place to ensure that estimated retail revenues, cost of revenues and related imbalances for the three months ended March 31, 2014 were based on complete and accurate data and assumptions on a timely basis.

With the oversight of senior management, we have taken steps to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures to more precisely estimate and validate our recorded estimated retail revenues, retail cost of revenues and related imbalances in accordance with U.S. GAAP and on a timeline that ensures we can prepare our financial statements on a timely basis in compliance with reporting timelines under the Exchange Act. We also expanded our accounting resources, including the size and expertise of our internal accounting team, to effectively execute a quarterly close process on an appropriate time frame for a public company. With these changes in place, management now concludes that these controls are effective to remediate the material weakness identified for the quarter ended March 31, 2014.

Management believes the combined and consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Annual Meeting”) and is incorporated herein by reference.

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

(3) The exhibits listed on the accompanying Exhibit Index on page 131 are filed as part of, or incorporated by reference into, this Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2016	Spark Energy, Inc.
	By:	/s/ Georganne Hodges
Georganne Hodges
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 24, 2016:

	By:	/s/ Nathan Kroeker
Nathan Kroeker
Director, President and Chief Executive Officer

/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors, Director

/s/ Georganne Hodges
Georganne Hodges
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Jones II
James G. Jones II
Director

/s/ John Eads
John Eads
Director

/s/ Kenneth M. Hartwick
Kenneth M. Hartwick
Director

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

4.2	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 8, 2015 payable to Retailco Acquisition Co, LLC	10-Q	10.8	8/13/2015	001-36559

4.3	Convertible Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc. dated July 31, 2015 payable to Retailco Acquisition Co, LLC	10-Q	10.9	8/13/2015	001-36559

10.1
Amended and Restated Credit Agreement, dated as of July 8, 2015, among Spark Energy, Inc., as parent, Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, and CenStar Operating Company, LLC, as co-borrowers, Société Générale, as administrative agent, an Issuing Bank and a Bank, and SG Americas Securities, LLC and Compass Bank, as co-lead arranger, SG Americas Securities, LLC, as sole bookrunner, Compass Bank, as syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as documentation agent, and the other financial institutions signatory thereto.

		8-K	10.1	7/9/2015	001-36559

10.2*
Amendment No. 1 to Amended and Restated Credit Agreement, dated October 30, 2015 and effective as of October 31, 2015, by and among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC, Oasis Power, LLC, Spark Energy, Inc., the Banks party thereto and Société Générale, as administrative agent.

10.3*
Amendment No. 2 to Amended and Restated Credit Agreement, dated and effective as of December 30, 2015, by and among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC, Oasis Power, LLC, Spark Energy, Inc., the Banks party thereto and Société Générale, as administrative agent.

10.4	Credit Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., as parent, Spark HoldCo, LLC, Spark Energy, LLC, and Spark Energy Gas, LLC, as co-borrowers, Société Générale, as administrative agent, an issuing bank and a bank, SG Americas Securities, LLC, as sole lead arranger and sole bookrunner, Natixis, New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, and RB International Finance (USA) LLC, as co-documentation agent, Compass Bank, as senior managing agent and the other financial institutions party hereto from time to time.	8-K	10.1	8/4/2014	001-36559

10.5	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559

10.6*+
Master Service Agreement with an affiliate, dated as of December 15, 2015, by Spark HoldCo, LLC, a subsidiary of Spark Energy, Inc., with affiliates Retailco Services, LLC, and NuDevco Retail,. LLC, whereby Retailco will provide operational services to Spark Energy, Inc.

10.7†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738

10.8†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375

10.9†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-196375

10.10	Spark HoldCo, LLC Second Amended and Restated Limited Liability Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings and NuDevco Retail.	8-K	10.3	8/4/2014	001-36559

10.11	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559

10.12	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.6	8/4/2014	001-36559

10.13	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Allison Wall	8-K	10.7	8/4/2014	001-36559

10.14	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Georganne Hodges.	8-K	10.8	8/4/2014	001-36559
		8-K	10.9	8/4/2014	001-36559
10.15	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Gil Melman.

10.16	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559

10.17	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and John Eads.	8-K	10.11	8/4/2014	001-36559

10.18	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559

10.19	Indemnification Agreement, dated August 3, 2015, by and between Spark Energy, Inc. and Jason Garrett.	8-K	10.1	8/4/2015	001-36559

10.20	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559

10.21	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559

10.22	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.1	4/20/2015	001-36559

10.23	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Allison Wall.	8-K	10.2	4/20/2015	001-36559

10.24	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Georganne Hodges.	8-K	10.3	4/20/2015	001-36559

10.25	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Gil Melman.	8-K	10.4	4/20/2015	001-36559

10.26	Employment Agreement, dated August 3, 2015, by and between Spark Energy, Inc. and Jason Garrett.	8-K	10.1	8/4/2015	001-36559

10.27	Membership Interest Purchase Agreement, dated as of May 12, 2015, by and between Retailco Acquisition Co, LLC and Spark HoldCo, LLC.	10-Q	10.5	5/14/2015	001-36559

10.28	Separation and Release Agreement, dated as of November 9, 2015, by and between Spark Energy, Inc. and Allison Wall.	10-Q	10.5	11/12/2015	001-36559

21.1*	List of Subsidiaries of Spark Energy, Inc.

23.1*	Consent of KPMG

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement
+ Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.