Form 10-Q
period 2016-03-31
Spark Energy, Inc.
filed 2016-05-05
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

There were 5,843,623 shares of Class A common stock and 8,025,000 shares of Class B common stock outstanding as of May 3, 2016.

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
(in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,949	$4,474
Accounts receivable, net of allowance for doubtful accounts of $2.8 million and $1.9 million as of March 31, 2016 and December 31, 2015	53,968	59,936
Accounts receivable—affiliates	2,112	1,840
Inventory	181	3,665
Fair value of derivative assets	240	605
Customer acquisition costs, net	13,026	13,389
Customer relationships, net	5,698	6,627
Prepaid assets (1)	1,597	700
Deposits	7,073	7,421
Other current assets	4,537	4,023
Total current assets	91,381	102,680
Property and equipment, net	4,755	4,476
Customer acquisition costs, net	2,381	3,808
Customer relationships, net	5,512	6,802
Non-current deferred tax assets	34,531	23,380
Goodwill	18,379	18,379
Other assets	2,501	2,709
Total assets	$159,440	$162,234
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,207	$29,732
Accounts payable—affiliates	3,910	1,962
Accrued liabilities	11,885	12,245
Fair value of derivative liabilities	9,719	10,620
Current portion of Senior Credit Facility	10,306	27,806
Current payable pursuant to tax receivable agreement—affiliates	1,407	—
Other current liabilities	2,878	1,823
Total current liabilities	63,312	84,188
Long-term liabilities:
Fair value of derivative liabilities	546	618
Long-term payable pursuant to tax receivable agreement—affiliates	29,592	20,713
Long-term portion of Senior Credit Facility	13,266	14,592
Non-current deferred tax liability	854	853
Convertible subordinated notes to affiliate	6,466	6,339
Other long-term liabilities	1,723	1,612
Total liabilities	115,759	128,915
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 4,118,623 issued and outstanding at March 31, 2016 and 3,118,623 issued and outstanding at December 31, 2015	41	31
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 9,750,000 issued and outstanding at March 31, 2016 and 10,750,000 issued and outstanding at December 31, 2015	98	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	16,600	12,565
Retained earnings (deficit)	1,314	(1,366)
Total stockholders' equity	18,053	11,338
Non-controlling interest in Spark HoldCo, LLC	25,628	21,981
Total equity	43,681	33,319
Total liabilities and stockholders' equity	$159,440	$162,234

(1)	Prepaid assets includes prepaid assets - affiliates of $99 and $210 as of March 31, 2016 and December 31, 2015, respectively. See Note 11 "Transaction with Affiliates" for further discussion.

(2)	See Note 3 "Equity" for disclosure of our variable interest entity in Spark HoldCo, LLC.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Retail revenues (1)	$110,019	$99,874
Net asset optimization revenues (2)	527	1,929
Total Revenues	110,546	101,803
Operating Expenses:
Retail cost of revenues (3)	68,800	69,085
General and administrative (4)	17,380	14,704
Depreciation and amortization	6,789	4,278
Total Operating Expenses	92,969	88,067
Operating income	17,577	13,736
Other (expense)/income:
Interest expense	(753)	(381)
Interest and other income	(95)	135
Total other expenses	(848)	(246)
Income before income tax expense	16,729	13,490
Income tax expense	988	561
Net income	$15,741	$12,929
Less: Net income attributable to non-controlling interests	11,568	10,520
Net income attributable to Spark Energy, Inc. stockholders	$4,173	$2,409

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$1.11	$0.80
Diluted	$0.68	$0.80

Weighted average shares of Class A common stock outstanding
Basic	3,756	3,000
Diluted	14,520	3,000

(1)	Retail revenues includes retail revenues—affiliates of $0 for each of the three months ended March 31, 2016 and 2015.

(2)
Net asset optimization revenues includes asset optimization revenues—affiliates of $113 and $489 for the three months ended March 31, 2016 and 2015, respectively, and asset optimization revenues—affiliates cost of revenues of $1,258 and $3,093 for the three months ended March 31, 2016 and 2015, respectively.

(3)	Retail cost of revenues includes retail cost of revenues—affiliates of less than $100 for each of the three months ended March 31, 2016 and 2015.

(4)	General and administrative includes general and administrative expense—affiliates of $4.4 million and $0 for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	3,119	10,750	—	$31	$108	$12,565	$(1,366)	$11,338	$21,981	$33,319
Stock based compensation	—	—	—	—	—	220	—	220	—	220
Consolidated net income	—	—	—	—	—	—	4,173	4,173	11,568	15,741
Beneficial conversion feature	—	—	—	—	—	63	—	63	—	63
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	(5,876)	(5,876)
Dividends paid to Class A common stockholders	—	—	—	—	—	—	(1,493)	(1,493)	—	(1,493)
Tax impact from tax receivable agreement upon exchange of units of Spark HoldCo, LLC to shares of Class A Common Stock	—	—	—	—	—	1,707	—	1,707	—	1,707
Exchange of shares of Class B common stock to shares of Class A common stock	1,000	(1,000)	—	10	(10)	2,045	—	2,045	(2,045)	—
Balance at March 31, 2016	4,119	9,750	—	$41	$98	$16,600	$1,314	$18,053	$25,628	$43,681
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$15,741	$12,929
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	6,789	4,278
Deferred income taxes	841	(159)
Stock based compensation	618	550
Amortization of deferred financing costs	117	50
Change in fair value of CenStar Earnout	1,000	—
Bad debt expense	907	2,947
Loss on derivatives, net	9,749	1,305
Current period cash settlements on derivatives, net	(10,457)	(4,191)
Accretion of discount to convertible subordinated notes to affiliate	35	—
Interest paid in kind - subordinated convertible notes	155	—
Loss on equity method investment in eRex Spark	80	—
Changes in assets and liabilities:
Decrease in restricted cash	—	707
Decrease in accounts receivable	5,060	1,924
(Increase) decrease in accounts receivable—affiliates	(273)	207
Decrease in inventory	3,484	7,521
Increase in customer acquisition costs	(2,305)	(5,629)
(Increase) decrease in prepaid and other current assets	(1,180)	2,621
Decrease (increase) in intangible assets—customer acquisitions	—	(676)
Increase in other assets	265	—
Decrease in accounts payable and accrued liabilities	(7,340)	(6,226)
Increase in accounts payable—affiliates	1,949	415
Increase in other current liabilities	156	673
Increase in other non-current liabilities	111	—
Net cash provided by operating activities	25,502	19,246
Cash flows from investing activities:
Purchases of property and equipment	(665)	(441)
Investment in eRex joint venture	(168)	—
Net cash used in investing activities	(833)	(441)
Cash flows from financing activities:
Borrowings on the Senior Credit Facility	—	3,000
Payments on the Senior Credit Facility	(18,825)	(16,000)
Payment of dividends to Class A common stockholders	(1,493)	(1,088)
Payment of distributions to non-controlling unitholders	(5,876)	(3,897)
Net cash used in financing activities	(26,194)	(17,985)
(Decrease) increase in cash and cash equivalents	(1,525)	820
Cash and cash equivalents—beginning of period	4,474	4,359
Cash and cash equivalents—end of period	$2,949	$5,179
Supplemental Disclosure of Cash Flow Information:
Non cash items:
Property and equipment purchase accrual	$57	$19
Tax impact from tax receivable agreement upon exchange of units of Spark HoldCo, LLC to shares of Class A Common Stock	$1,707	$—
Cash paid during the period for:
Interest	$539	$366
Taxes	$842	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," the "Company," "we" or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or shares in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis") and CenStar Energy Corp. ("CenStar"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.
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

CenStar is a retail energy provider incorporated on July 18, 2008 under the New York Business Corporation Law. We acquired CenStar on July 8, 2015.

We are a Delaware corporation formed on April 22, 2014 for the purpose facilitating an initial public offering ("IPO") of our Class A common stock, par value $0.01 per share ("Class A common stock"), and to become the sole managing member of, and to hold an ownership interest in, Spark HoldCo. In connection with our IPO, NuDevco Retail Holdings LLC ("NuDevco Retail Holdings") formed NuDevco Retail, LLC (“NuDevco Retail”), a single member limited liability company, on May 29, 2014, to hold the remaining Spark HoldCo units and shares of our Class B common stock, par value $0.01 per share ("Class B common stock"). In January 2016, Retailco, LLC ("Retailco") succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers. See Note 3 “Equity” for further discussion.
W. Keith Maxwell, III is the owner of a majority in voting power of our common stock through his ownership of NuDevco Retail and Retailco. Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings, which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

Emerging Growth Company Status

As a company with less than $1.0 billion in revenues during its last fiscal year, the Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements.

The Company will remain an “emerging growth company” until as late as the last day of the Company's 2019 fiscal year, or until the earliest of (i) the last day of the fiscal year in which the Company has $1.0 billion or more in annual revenues; (ii) the date on which the Company becomes a “large accelerated filer” (the fiscal year-end on which the total market value of the Company’s common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which the Company issues more than $1.0 billion of non-convertible debt over a three-year period.
As a result of the Company's election to avail itself of certain provisions of the JOBS Act, the information that the Company provides may be different than what you may receive from other public companies in which you hold an equity interest.
Exchange and Registration Rights

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

Each share of Class B common stock, all of which are held by NuDevco Retail and Retailco, has no economic rights but entitles the holder to one vote on all matters to be voted on by stockholders generally. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.
NuDevco Retail and Retailco have the right to exchange (the “Exchange Right”) all or a portion of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for Class A common stock (or cash at Spark Energy, Inc.’s or Spark HoldCo’s election (the “Cash Option”) at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. In addition, NuDevco Retail and Retailco have the right, under certain circumstances, to cause the Company to register the offer and resale of NuDevco Retail's and Retailco's shares of Class A common stock obtained pursuant to the Exchange Right.
2. Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC"), and include all wholly owned subsidiaries. This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2015. The Company's unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting.
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for the full year or for any interim period.

Transactions with Affiliates
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
These transactions include, but are not limited to, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 11 “Transactions with Affiliates.”

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements. See Note 13 “Subsequent Events” for further discussion.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is selecting a transition method and determining the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 amends existing guidance to require subsequent measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company has not yet selected an adoption method and is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Under current U.S. GAAP, excess tax benefits are currently recorded in equity and as presented as a financing activity on the statement of cash flows. Upon adoption, excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
3. Equity

Non-controlling Interest

The Company holds an economic interest and is the sole managing member in Spark HoldCo, with NuDevco Retail and Retailco holding the remaining economic interest in Spark HoldCo. As a result, the Company has consolidated the financial position and results of operations of Spark HoldCo and reflected the economic interest retained by NuDevco Retail and Retailco as a non-controlling interest.

From January 1, 2015 through March 31, 2016, the Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo:

	The Company	NuDevco Retail and Retailco (1)
From the January 1, 2015 to May 3, 2015	21.82%	78.18%
From May 4, 2015 to December 30, 2015	22.37%	77.63%
From December 31, 2015 to February 2, 2016	22.49%	77.51%
From February 3, 2016 to March 31, 2016	29.70%	70.30%

(1)	In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers.

The Company's economic interests in Spark HoldCo increased on May 4, 2015 and December 31, 2015 due to the vesting of restricted stock units. On February 3, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. Refer to Note 9 "Taxes" and Note 13 "Subsequent Events" for further discussion.

The following table summarizes the portions of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2016	2015

Net income allocated to non-controlling interest	$12,008	$10,546
Income tax expense allocated to non-controlling interest	440	26
Net income attributable to non-controlling interest	$11,568	$10,520

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to stockholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company's outstanding unvested restricted stock units, (2) using the if-converted method to determine the potential dilutive effect of the Company's Class B common stock and (3) using the if-converted method to determine the potential dilutive effect of the outstanding convertible subordinated notes into the Company's Class B common stock.

The following table presents the computation of earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net income attributable to stockholders of Class A common stock	$4,173	$2,409
Basic weighted average Class A common shares outstanding	3,756	3,000
Basic EPS attributable to stockholders	$1.11	$0.80

Net income attributable to stockholders of Class A common stock	$4,173	$2,409
Effect of conversion of Class B common stock to shares of Class A common stock, net of tax effect	6,094	—
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock, net of tax effect	(413)	—
Diluted net income attributable to stockholders of Class A common stock	9,854	2,409
Basic weighted average Class A common shares outstanding	3,756	3,000
Effect of dilutive Class B common stock	10,113	—
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	493	—
Effect of dilutive restricted stock units	158	—
Diluted weighted average shares outstanding	14,520	3,000

Diluted EPS attributable to stockholders	$0.68	$0.80

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the three months ended March 31, 2015 as the effect of the conversion was antidilutive. The Company's unvested restricted stock units were not recognized in dilutive earnings per share for the three months ended March 31, 2015 as the effect of the conversion was antidilutive. The Company's convertible subordinated notes were not outstanding during the three months ended March 31, 2015.

Variable Interest Entity

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation (Topic 810) (“ASU 2015-02”). ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Upon adoption, we continued to consolidate Spark HoldCo, but considered Spark HoldCo to be a variable interest entity requiring additional disclosures in the footnotes of our condensed consolidated financial statements.

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, manages Spark HoldCo's operating subsidiaries through this managing membership interest, and is considered the primary beneficiary of Spark HoldCo.

The assets of Spark HoldCo cannot be used to settle the obligations of the Company except through distributions to the Company, and the liabilities of Spark HoldCo cannot be settled by the Company except through contributions to Spark HoldCo.

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of March 31, 2016 (in thousands):

March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,949
Accounts receivable	53,969
Intercompany receivable with Spark Energy, Inc.	31,638
Other current assets	34,463
Total current assets	123,019
Non-current assets:
Goodwill	18,379
Other assets	15,215
Total non-current assets	33,594
Total Assets	$156,613

Liabilities
Current liabilities:
Accounts payable	$23,206
Current portion of Senior Credit Facility	10,306
Other current liabilities	29,459
Total current liabilities	62,971
Long-term liabilities:
Long-term portion of Senior Credit Facility	13,266
Convertible subordinated notes to affiliates	6,466
Other long-term liabilities	2,269
Total long-term liabilities	22,001
Total Liabilities	$84,972

4. Property and Equipment
Property and equipment consist of the following amounts:

	Estimated useful lives	March 31, 2016	December 31, 2015
	(years)	(In thousands)
Information technology	2 – 5	$28,109	$27,392
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,012	1,007
Total		33,689	32,967
Accumulated depreciation		(28,934)	(28,491)
Property and equipment—net		$4,755	$4,476
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2016 and December 31, 2015, information technology includes $0.7 million and $0.5 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million for each of the three months ended March 31, 2016 and 2015.
5. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
Goodwill	$18,379	$18,379
Customer relationships - Acquired (1)
Cost	$14,883	$14,883
Accumulated amortization	(6,363)	(4,503)
Customer relationships - Acquired, net	$8,520	$10,380
Customer relationships - Other (2)
Cost	$4,320	$4,320
Accumulated amortization	(1,630)	(1,271)
Customer relationships - Other, net	$2,690	$3,049
Trademarks (3)
Cost	$1,268	$1,268
Accumulated amortization	(105)	(74)
Trademarks, net	$1,163	$1,194

(1) Customer relationships - Acquired represents those customer acquisitions accounted for under the acquisition method in accordance with ASC 805.
(2) Customer relationships - Other represent portfolios of customer contracts not accounted for in accordance with ASC 805 as these acquisitions were not in conjunction with the acquisition of businesses.
(3) Trademarks reflect values associated with the recognition and positive reputation of acquired businesses accounted for as part of the acquisition method in accordance with ASC 805 through the acquisition of CenStar and Oasis. These trademarks are recorded as other assets in the condensed consolidated balance sheets.

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships - Acquired	Customer Relationships - Others	Trademarks
Balance at December 31, 2015	$18,379	$10,380	$3,049	$1,194
Amortization expense	—	(1,860)	(359)	(31)
Balance at March 31, 2016	$18,379	$8,520	$2,690	$1,163

Estimated future amortization expense for customer relationships and trademarks at March 31, 2016 is as follows (in thousands):

Year ending December 31,
2016	$4,504
2017	4,116
2018	2,204
2019	861
2020	127
> 5 years	561
Total	$12,373

6. Debt
Debt consists of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
Current portion of Senior Credit Facility—Working Capital Line (1) (2)	$5,000	$22,500
Current portion of Senior Credit Facility—Acquisition Line (1) (2)	5,306	5,306
Total current debt	10,306	27,806
Long-term portion of Senior Credit Facility—Acquisition Line (1)	13,266	14,592
Convertible subordinated notes to affiliate (3)	6,466	6,339
Total long-term debt	19,732	20,931
Total debt	$30,038	$48,737

(1)	As of March 31, 2016 and December 31, 2015, the Company had $21.7 million and $21.5 million in letters of credit issued, respectively.

(2)	As of March 31, 2016 and December 31, 2015, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.09% and 3.90%, respectively.

(3)
During the three months ended March 31, 2016, we paid in-kind $0.2 million of interest, which was added to the outstanding balance of the convertible subordinated notes. Unamortized discount of $0.8 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively, is related to beneficial conversion features of the convertible subordinated notes.

Deferred financing costs were $0.6 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively, representing capitalized financing costs in connection with the amendment and restatement of our Senior Credit Facility on July 8, 2015. Of these amounts, $0.5 million is recorded in other current assets in the condensed consolidated balance sheets as of each of March 31, 2016 and December 31, 2015, and $0.1 million and $0.2 million is recorded in other assets in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, based on the terms of the Senior Credit Facility.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest incurred on Senior Credit Facility	$318	$229
Commitment fees	30	77
Letters of credit fees	162	25
Amortization of deferred financing costs	117	50
Interest incurred on convertible subordinated notes to affiliate (1)	126	—
Interest Expense	$753	$381

(1)	Includes amortization of the discount on the convertible subordinated notes to affiliates $0.1 million for the three months ended March 31, 2016.
Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower," and together with the subsidiaries of Spark HoldCo, the “Co-Borrowers”) are party to a senior secured revolving credit facility (“Senior Credit Facility”), which includes a senior secured revolving working capital facility of $60.0 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity.

At our election, the interest rate under the Working Capital Line is generally determined by reference to:

- the Eurodollar-based rate plus an applicable margin of up to 3.00% per year (based on the prevailing utilization);
- the alternate base rate plus an applicable margin of up to 2.00% per year (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale's prime rate, (ii) the federal funds rate plus 0.50% per year, or (iii) the reference Eurodollar rate plus 1.00%; or

- the rate quoted by Société Générale as its cost of funds for the requested credit plus up to 2.50% per year (based upon the prevailing utilization).

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
- grant certain liens;
- engage in certain asset dispositions;
- merge or consolidate;
- make certain payments, distributions, investments, acquisitions or loans; or
- enter into transactions with affiliates.

The Senior Credit Facility also contains negative covenants that limit our ability to, among other things, make certain payments, distributions, investments, acquisitions or loans. Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo will be entitled to make cash distributions to NuDevco Retail and Retailco (or their successors in interest) so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities measured and recorded at fair value in the Company’s condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy as of (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Non-trading commodity derivative assets	$—	$235	$—	$235
Trading commodity derivative assets	—	5	—	5
Total commodity derivative assets	$—	$240	$—	$240
Non-trading commodity derivative liabilities	$(3,042)	$(7,221)	$—	$(10,263)
Trading commodity derivative liabilities	—	(2)	—	(2)
Total commodity derivative liabilities	$(3,042)	$(7,223)	$—	$(10,265)
Contingent payment arrangement	$—	$—	$(1,500)	$(1,500)

	Level 1	Level 2	Level 3	Total
December 31, 2015
Non-trading commodity derivative assets	$—	$200	$—	$200
Trading commodity derivative assets	—	405	—	405
Total commodity derivative assets	$—	$605	$—	$605
Non-trading commodity derivative liabilities	$(3,324)	$(7,661)	$—	$(10,985)
Trading commodity derivative liabilities	—	(253)	—	(253)
Total commodity derivative liabilities	$(3,324)	$(7,914)	$—	$(11,238)
Contingent payment arrangement	$—	$—	$(500)	$(500)
The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2016 and the year ended December 31, 2015.

The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of March 31, 2016 and December 31, 2015, the credit risk valuation adjustment was not material.
The contingent payment arrangement referred to above reflects the CenStar Earnout incurred in the acquisition of CenStar and is recorded in other current liabilities in the condensed consolidated balance sheet. The CenStar Earnout is based on a financial measurement attributable to the operations of CenStar for the year following the closing of the acquisition. In determining the fair value of the CenStar Earnout, the Company forecasted a one year performance measurement, as defined by the CenStar stock purchase agreement. As this performance measurement is based on the Company's internal forecasts, we have classified the CenStar Earnout as a Level 3 measurement. The $1.0 million increase in our estimate of the CenStar Earnout for the three months ended March 31, 2016 reflects the effect of revised results of operations and forecast for the remaining performance measurement period and is recorded as general and administrative expense in our condensed consolidated statements of operations.
Other Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, accounts payable, accounts payable—affiliates, and accrued liabilities recorded in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items. The carrying amount of the Senior Credit Facility recorded in the condensed consolidated balance sheets approximates fair value because of the variable rate nature of the Company’s line of credit. The fair value of our convertible subordinated notes to affiliates is not determinable for accounting purposes due to the affiliate nature and terms of the associated debt instrument with the affiliate. The fair value of the payable pursuant to tax receivable agreement—affiliate is not determinable for accounting purposes due to the affiliate nature and terms of the associated agreement with the affiliate.
8. Accounting for Derivative Instruments
The Company is exposed to the impact of market fluctuations in the price of electricity and natural gas and basis costs, storage and ancillary capacity charges from independent system operators. The Company uses derivative instruments to manage exposure to these risks.
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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2016 and December 31, 2015, the Company had zero and $0.1 million in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of:
Non-trading

Commodity	Notional	March 31, 2016	December 31, 2015
Natural Gas	MMBtu	5,729	7,543
Natural Gas Basis	MMBtu	—	455
Electricity	MWh	1,097	1,187
Trading

Commodity	Notional	March 31, 2016	December 31, 2015
Natural Gas	MMBtu	(162)	8
Natural Gas Basis	MMBtu	—	(455)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss on non-trading derivatives, net	$(9,620)	$(1,200)
Loss on trading derivatives, net	(129)	(105)
Loss on derivatives, net	(9,749)	(1,305)
Current period settlements on non-trading derivatives (1)	11,277	4,115
Current period settlements on trading derivatives	(5)	76
Total current period settlements on derivatives	$11,272	$4,191
(1)     Excludes settlements of $(0.8) million for the three months ended March 31, 2016 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

Gains (losses) on trading derivative instruments are recorded in net asset optimization revenues and gains (losses) on non-trading derivative instruments are recorded in retail revenues or retail cost of revenues on the condensed consolidated statements of operations.
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	March 31, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$303	$(68)	$235	$—	$235
Trading commodity derivatives	7	(2)	5	—	5
Total Current Derivative Assets	310	(70)	240	—	240
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$310	$(70)	$240	$—	$240

	March 31, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,960)	$2,243	$(9,717)	$—	$(9,717)
Trading commodity derivatives	(2)	—	(2)	—	(2)
Total Current Derivative Liabilities	(11,962)	2,243	(9,719)	—	(9,719)
Non-trading commodity derivatives	(742)	196	(546)	—	(546)
Total Non-current Derivative Liabilities	(742)	196	(546)	—	(546)
Total Derivative Liabilities	$(12,704)	$2,439	$(10,265)	$—	$(10,265)

	December 31, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$589	$(389)	$200	$—	$200
Trading commodity derivatives	411	(6)	405	—	405
Total Current Derivative Assets	1,000	(395)	605	—	605
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$1,000	$(395)	$605	$—	$605

	December 31, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(13,618)	$3,151	$(10,467)	$100	$(10,367)
Trading commodity derivatives	(320)	67	(253)	—	(253)
Total Current Derivative Liabilities	(13,938)	3,218	(10,720)	100	(10,620)
Non-trading commodity derivatives	(950)	332	(618)	—	(618)
Total Non-current Derivative Liabilities	(950)	332	(618)	—	(618)
Total Derivative Liabilities	$(14,888)	$3,550	$(11,338)	$100	$(11,238)

9. Taxes

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent, presented as a single noncurrent amount for each tax-payment component of an entity. The ASU 2015-17 is effective for fiscal years beginning after December 15, 2016; however, the Company early adopted it on January 1, 2016, on a retrospective basis. The adoption of ASU 2015-17 resulted in the reclassification of previously-classified net current deferred taxes of approximately $0.9 million from other current liabilities resulting in a $23.4 million noncurrent deferred tax asset and a $0.9 million noncurrent deferred tax liability on the Company’s condensed consolidated balance sheet at December 31, 2015. There was no impact to our condensed consolidated statements of operations for the three months ended March 31, 2016 or 2015.

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

On February 3, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis which gave rise to a deferred tax asset of approximately $8.0 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at March 31, 2016.

As of March 31, 2016, the Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (succeeded by Retailco) on the IPO date. In addition, as of March 31, 2016, the Company had a total liability of $20.7 million for the effect of the Tax Receivable Agreement liability, with approximately $19.3 million classified as a long-term liability and $1.4 million classified as a current liability related to the IPO. The Company had a long-term deferred tax asset of approximately $7.9 million related to the Tax Receivable Agreement liability related to the IPO. See Note 11 “Transactions with Affiliates” for further discussion.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2016 and 2015 is 5.9% and 4.2%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The higher effective tax rate for the three months ended March 31, 2016 is primarily attributable to the CenStar acquisition and a decrease in the non-controlling interest. The CenStar acquisition results in an increase in the effective tax rate based on its taxable status as a corporation. The remaining increase is primarily attributable to units exchanged by Retailco which corresponds with an increase in taxable income allocable to the Company from Spark HoldCo that is subject to U.S. federal income taxation.

Total income tax expense for the three months ended March 31, 2016 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income. The February 2016 exchange by Retailco decreased the effective tax rate benefit attributable to non-controlling interest.

10. Commitments and Contingencies
From time to time, the Company may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Other than proceedings discussed below, management does not believe that we are a party to any litigation, claims or proceedings that will have a material impact on the Company’s condensed consolidated financial condition or results of operations.

New York Sales Tax Audit

The Company is undergoing a sales tax audit in New York spanning 2006 to 2012 for which the Company may have additional liabilities in connection with those years. At the time of filing these condensed consolidated financial statements, this sales tax audit is at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. Accordingly, we cannot currently estimate a range of possible liabilities or a minimum amount that could result from the conclusion of this audit.

Legal Proceedings

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act and (ii) Spark Energy Gas, LLC  breached its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiff seeks unspecified compensatory and punitive damages for himself and the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On March 14, 2016, Spark Energy Gas, LLC and Spark Energy, Inc. filed a Motion to Dismiss this case. On April 18, 2016, Plaintiff filed his Opposition to the Motion to Dismiss. On April 25, 2016, Spark Energy, Inc. and Spark Energy Gas, LLC filed a Reply in support of their Motion to Dismiss. The Motion to Dismiss is currently set on the Court's submission docket for May 2, 2016.

Arturo Amaya et al v. Spark Energy Gas, LLC is a purported class action filed on May 22, 2015 in the United States District Court for the Northern District of California alleging, among other things, that certain door-to-door sales representatives engaged as independent contractors for Spark Energy Gas, LLC allegedly engaged in deceptive practices in violation of the California Civil Code, California Unfair Competition Law, California False Advertising Law and the California Consumer Legal Remedies Act while marketing Spark Energy Gas, LLC’s gas services to consumers in California. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On September 29, 2015, Spark Energy Gas, LLC filed a motion to dismiss the complaint in its entirety and a motion to compel arbitration in the case of one of the named plaintiffs. On April 11, 2016 the Court issued an Order denying without prejudice Spark Energy Gas, LLC’s Motion to Compel Arbitration and denying the Motion to Dismiss. The Court also reset the date to hear any Motion for Class Certification that plaintiffs may file in this matter to August 5, 2016.  On April 15, 2016, the parties attended a court-ordered mediation during which a confidential resolution of this matter was reached. The parties are currently in the process of preparing the corresponding confidential settlement agreement. We expensed $0.5 million related to this litigation during the three months ended March 31, 2016 in our condensed consolidated statement of operation, $0.5 million of which is in accrued liabilities in our condensed consolidated balance sheet as of March 31, 2016.

11. Transactions with Affiliates
The Company enters into transactions with and pays certain costs on behalf of affiliates that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company also sells and purchases natural gas and electricity with affiliates. The Company presents receivables and payables with the same affiliate on a net basis in the condensed consolidated balance sheets as all affiliate activity is with parties under common control.

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three months ended March 31, 2016.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $2.1 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively, and current accounts payable—affiliates of $3.9 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.
Prepaid Assets—Affiliates

The Company prepaid NuDevco Retail and Retailco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets—affiliates of $0.1 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively.

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by W. Keith Maxwell III, for $2.1 million on July 8, 2015. In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. Refer to Note 6 "Debt" for further discussion.
Revenues and Cost of Revenues—Affiliates
The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from the affiliate at the tailgate of the Marlin plant. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 related to this agreement were $1.3 million and $3.1 million, respectively.
The Company also purchases natural gas at a nearby third party plant inlet which is then sold to the affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 related to these sales were $0.1 million and $0.5 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with Marlin, at Marlin’s pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement renews annually on February 28 at a fixed rate per MMBtu without a minimum monthly payment. Cost of revenues—affiliates, recorded in retail cost of revenues in the condensed consolidated statements of operations related to this activity, was less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Cost Allocations

The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to or from the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount.

The total net amount direct billed and allocated from affiliates was $5.0 million for the three months ended March 31, 2016. Of this total net amount, the Company recorded general and administrative expense of $4.2 million in the condensed consolidated statement of operations in connection with fees paid under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.6 million of property and equipment for the application, development and implementation of various systems during three months ended March 31, 2016. The remaining amount was direct billed and allocated from other affiliates and recorded as general and administrative expense in the condensed consolidated statement of operations.

The total net amount direct billed and allocated to affiliates was $1.0 million for the three months ended March 31, 2015, which was recorded as a reduction in general and administrative expense in the condensed consolidated statement of operations.

Distributions to Affiliates

During three months ended March 31, 2016 and 2015, the Company made distributions to NuDevco Retail and Retailco of $3.5 million and $3.9 million in conjunction with the payment of its quarterly distributions attributable to its holding of Spark HoldCo units. During the three months ended March 31, 2016, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $2.3 million in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to Retailco, LLC (as successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 9 “Taxes” for further discussion.

In certain circumstances, the Company may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the Tax Receivable Agreement, which are currently Retailco and NuDevco Retail.

During the five-year period ending September 30, 2019, the Company will defer all or a portion of any TRA Payment owed pursuant to the Tax Receivable Agreement to the extent that Spark HoldCo does not generate sufficient Cash Available for Distribution (as defined below) during the four-quarter period ending September 30th of the applicable year in which the TRA Payment is to be made in an amount that equals or exceeds 130% (the “TRA Coverage Ratio”) of the Total Distributions (as defined below) paid in such four-quarter period by Spark HoldCo. For purposes of computing the TRA Coverage Ratio:

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

Following the five-year deferral period ending September 30, 2019, the Company will be obligated to pay any outstanding deferred TRA Payments to the extent such deferred TRA Payments do not exceed (i) the lesser of the Company's proportionate share of aggregate Cash Available for Distribution of Spark HoldCo during the five-year deferral period or the cash distributions actually received by the Company during the five-year deferral period, reduced by (ii) the sum of (a) the aggregate target quarterly dividends (which, for the purposes of the Tax Receivable Agreement, will be $0.3625 per share per quarter) during the five-year deferral period, (b) the Company's estimated taxes during the five-year deferral period, and (c) all prior TRA Payments and (y) if with respect to the quarterly period during which the deferred TRA Payment is otherwise paid or payable, Spark HoldCo has or reasonably determines it will have amounts necessary to cause the Company to receive distributions of cash equal to the target quarterly distribution payable during that quarterly period. Any portion of the deferred TRA Payments not payable due to these limitations will no longer be payable.

We expect to meet the threshold coverage ratio required to fund the first payment to Retailco under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016. As such, the initial payment of $1.4 million under the Tax Receivable Agreement due in late 2016 was recorded as a current liability in our condensed consolidated balance sheet at March 31, 2016.

12. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $42.3 million and $69.9 million and asset optimization cost of revenues of $41.8 million and $68.0 million for the three months ended March 31, 2016 and 2015, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$16,729	$13,490
Interest and other income	95	(135)
Interest expense	753	381
Operating Income	17,577	13,736
Depreciation and amortization	6,789	4,278
General and administrative	17,380	14,704
Less:
Net asset optimization revenue	527	1,929
Net, Losses on non-trading derivative instruments	(9,620)	(1,200)
Net, Cash settlements on non-trading derivative instruments	11,277	4,115
Retail Gross Margin	$39,562	$27,874

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$61,933	$48,613	$—	$—	$110,546
Retail cost of revenues	46,300	22,500	—	—	68,800
Less:
Net asset optimization revenues	—	527	—	—	527
Losses on non-trading derivatives	(9,390)	(230)	—	—	(9,620)
Current period settlements on non-trading derivatives	9,617	1,660	—	—	11,277
Retail Gross Margin	$15,406	$24,156	$—	$—	$39,562
Total Assets at March 31, 2016	$154,963	$124,665	$97,125	$(217,313)	$159,440
Goodwill at March 31, 2016	$16,476	$1,903	$—	$—	$18,379

Three Months Ended March 31, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$44,449	$57,354	$—	$—	$101,803
Retail cost of revenues	35,619	33,466	—	—	69,085
Less:
Net asset optimization revenues	—	1,929	—	—	1,929
Losses on non-trading derivatives	(633)	(567)	—	—	(1,200)
Current period settlements on non-trading derivatives	(99)	4,214	—	—	4,115
Retail Gross Margin	$9,562	$18,312	$—	$—	$27,874
Total Assets at December 31, 2015	$150,245	$113,583	$88,823	$(190,417)	$162,234
Goodwill at December 31, 2015	$16,476	$1,903	$—	$—	$18,379

13. Subsequent Events

Exchange and Sale of Spark HoldCo Units

On April 1, 2016, Retailco exchanged 1,725,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. On April 4, 2016, Retailco sold 1,725,000 shares of Class A common stock to the public through an underwritten offering, including 225,000 shares of Class A Common stock pursuant to the full exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from the offering.

Declaration of Dividends

On April 21, 2016, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on May 31, 2016 and payable on June 14, 2016.

Provider Power Membership Interest Purchase Agreement

On May 3, 2016, the Company and Spark HoldCo entered into a Membership Interest Purchase Agreement among the Company, Spark HoldCo, Provider Power, LLC (the "Seller"), Kevin B. Dean and Emile L. Clavet (the “Provider Purchase Agreement”), pursuant to which Spark HoldCo has agreed to purchase, and the Seller has agreed to sell, all of the outstanding membership interests in Electricity Maine, LLC, a Maine limited liability company; Electricity N.H., LLC, a Maine limited liability company; and Provider Power Mass, LLC, a Maine limited liability company. To finance the transactions under the Provider Purchase Agreement, the Company and Spark HoldCo entered into the Subscription Agreement (defined below) to sell shares of Class B common stock and a corresponding amount of Spark HoldCo units to Retailco.

Major Energy Membership Interest Purchase Agreement

On May 3, 2016, the Company and Spark HoldCo entered into a Membership Interest Purchase Agreement (the "Major Energy Purchase Agreement"), by and among the Company, Spark HoldCo, Retailco and National Gas & Electric. LLC (“NG&E”), pursuant to which Spark HoldCo has agreed to purchase, and NG&E has agreed to sell, all of the outstanding membership interests in Major Energy Services LLC, a New York limited liability company, Major Energy Electric Services LLC, a New York limited liability company, and Respond Power LLC, a New York limited liability company, in exchange for the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) at the closing; valued at $40 million based on a value of $20 per share; $15 million in installment consideration subject to achievement of certain performance targets and up to $20 million in earnouts over the next 33 months subject to achievement of certain performance targets. In addition, the

Company and Spark HoldCo are obligated to issue up to an additional 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) over the next three years, depending upon the achievement of certain performance targets.

NG&E is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder. Accordingly, the transactions under the Major Energy Purchase Agreement will be considered a transfer of equity between entities under common control.

Equity Subscription Agreement

On May 3, 2016, the Company and Spark HoldCo entered into a subscription agreement with Retailco pursuant to which Retailco has agreed to purchase 900,000 Spark HoldCo units (and corresponding shares of Class B common stock) for an aggregate purchase price of $18 million (the "Subscription Agreement"). The Company intends to use proceeds from the sale of the Class B common stock and Spark HoldCo units under the Subscription Agreement as consideration for the transactions under the Provider Purchase Agreement. Retailco is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the audited combined and consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission (“SEC”). In this report, the terms “Spark Energy,” “Company,” “we,” “us” and “our” refer collectively to Spark Energy, Inc. and its subsidiaries.
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

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of internal billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority stockholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

•	competition, and

•	other factors discussed in "Risk Factors" in our Form 10-K for the year ended December 31, 2015 and in our other public filings and press releases.

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
Overview

Spark Energy, Inc. ("Spark Energy," the "Company," "we" or "us") is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2016, we operated in 66 utility service territories across 16 states.

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the three months ended March 31, 2016 and 2015, approximately 44% and 55%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2016 and 2015, approximately 56% and 45%, respectively, of our retail revenues were derived from the sale of electricity.

Recent Developments

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement ”), effective January 1, 2016, with Retailco Services, LLC ("Retailco Services"), which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement.

During three months ended March 31, 2016, the Company recorded general and administrative expense of $4.2 million in connection with this Master Service Agreement. Additionally under the Master Service Agreement, we capitalized $0.6 million during three months ended March 31, 2016 of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

Exchange and Sale of Spark HoldCo Units

On April 1, 2016, Retailco, LLC ("Retailco") exchanged 1,725,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. On April 4, 2016, Retailco sold 1,725,000 shares of Class A common stock to the public through an underwritten offering, including 225,000 shares of Class A Common stock pursuant to the full exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from the offering.

Declaration of Dividends

On April 21, 2016, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on May 31, 2016 and payable on June 14, 2016.

Provider Power Membership Interest Purchase Agreement

On May 3, 2016, the Company and Spark HoldCo entered into a Membership Interest Purchase Agreement among the Company, Spark HoldCo, Provider Power, LLC (the “Seller”), Kevin B. Dean and Emile L. Clavet (the “Provider Purchase Agreement”), pursuant to which Spark HoldCo has agreed to purchase, and the Seller has agreed to sell, all of the outstanding membership interests in in Electricity Maine, LLC, a Maine limited liability company; Electricity N.H., LLC, a Maine limited liability company; and Provider Power Mass, LLC, a Maine limited liability company (collectively, the “Provider Companies”). To finance the transactions under the Provider Purchase Agreement, the Company and Spark HoldCo entered into the Subscription Agreement (defined below) to sell shares of Class B common stock and a corresponding amount of Spark HoldCo units to Retailco. For a more detailed description of the Provider Purchase Agreement and related transactions, please see “Item 5. Other Information” and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Major Energy Membership Interest Purchase Agreement

On May 3, 2016, the Company and Spark HoldCo entered into a Membership Interest Purchase Agreement (the “Major Energy Purchase Agreement”), by and among the Company, Spark HoldCo, Retailco and National Gas & Electric, LLC (“NG&E”), pursuant to which Spark HoldCo has agreed to purchase, and NG&E has agreed to sell, all of the outstanding membership interests in Major Energy Services LLC, a New York limited liability company, Major Energy Electric Services LLC, a New York limited liability company, and Respond Power LLC, a New York limited liability company (collectively, the “Major Energy Companies”). NG&E is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder. For a more detailed description of the Major Energy Purchase Agreement and related transactions, please see “Item 5. Other Information” and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Equity Subscription Agreement

On May 3, 2016, the Company and Spark HoldCo entered into a subscription agreement with Retailco pursuant to which Retailco has agreed to purchase 900,000 Spark HoldCo units (and corresponding shares of Class B common stock) for an aggregate purchase price of $18 million (the "Subscription Agreement"). Retailco is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder. For a more detailed description of the Subscription Agreement and related transactions, please see “Item 5. Other Information” and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Residential Customer Equivalents

The following table shows activity of our residential customer equivalents ("RCEs") during the three months ended March 31, 2016:

RCEs:
(In thousands)	December 31, 2015	Additions	Attrition	March 31, 2016	% Increase (Decrease)
Retail Electricity RCEs	257	33	(33)	257	—%
Retail Natural Gas RCEs	158	15	(15)	158	—%
Total Retail RCEs	415	48	(48)	415	—%

The following table details our residential customer equivalents ("RCEs") by geographical location as of March 31, 2016:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	156	61%	70	44%	226	54%
Midwest	44	17%	52	33%	96	23%
Southwest	57	22%	36	23%	93	23%
Total	257	100%	158	100%	415	100%

The geographical regions noted above include the following states:

•	East - New York, New Jersey, Pennsylvania, Connecticut, Massachusetts, Maryland and Florida;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Texas, California, Nevada, Colorado and Arizona.

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

Additionally, we may independently acquire both portfolios of customers as well as smaller retail energy companies through some combination of cash, borrowings under the Acquisition Line of the Senior Credit Facility, or through the issuance of Class A Common Stock to the public, or through financing arrangements with our Founder and his affiliates.

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

Organic Growth

Management of customer acquisition costs is a key component to our profitability. Customer acquisition costs are spending for organic customer acquisitions and do not include customer acquisitions through acquisitions of businesses or portfolios of customer contracts, which are recorded as customer relationships.

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

Customer acquisition cost for the three months ended March 31, 2016 was approximately $2.3 million. Our customer acquisition cost has been reduced, which resulted in maintenance of RCEs, while we have shifted our focus to growth through acquisitions.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended March 31, 2016 was 4.3%. We have been focused on acquisitions of higher lifetime value customers, proactive renewals and other customer relationship strategies to maintain a low level of customer attrition.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2016 was approximately 1.7% of non-POR market retail revenues. We focused on increasing collection efforts in 2016 resulting in reduced bad debt expense as a percentage of non-POR market retail revenues.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. During the three months ended March 31, 2016, we experienced a milder than anticipated winter season, which negatively impacted overall customer usage.

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

During the full year 2016, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013. Net asset optimization results were a gain of $0.5 million for the three months ended March 31, 2016, primarily due to arbitrage opportunities we captured during the three months ended March 31, 2016, offset by $0.4 million of our annual legacy demand charges allocated to the quarter.

How We Evaluate Our Operations

	Three Months Ended March 31,
(in thousands)	2016	2015
Adjusted EBITDA	$21,061	$10,184
Retail Gross Margin	$39,562	$27,874

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

We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our liquidity and financial condition and results of operations and that Adjusted EBITDA is also useful to investors as a financial indicator of a company’s ability to incur and service debt, pay dividends and fund capital expenditures. Adjusted EBITDA is a supplemental financial measure that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following:

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$15,741	$12,929
Depreciation and amortization	6,789	4,278
Interest expense	753	381
Income tax expense	988	561
EBITDA	24,271	18,149
Less:
Net, Losses on derivative instruments	(9,749)	(1,305)
Net, Cash settlements on derivative instruments	11,272	4,191
Customer acquisition costs	2,305	5,629
Plus:
Non-cash compensation expense	618	550
Adjusted EBITDA	$21,061	$10,184

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$25,502	$19,246
Amortization of deferred financing costs	(117)	(50)
Bad debt expense	(907)	(2,947)
Interest expense	753	381
Income tax expense	988	561
Changes in operating working capital
Accounts receivable, prepaids, current assets	(3,607)	(4,783)
Inventory	(3,484)	(7,521)
Accounts payable and accrued liabilities	5,391	5,811
Other	(3,458)	(514)
Adjusted EBITDA	$21,061	$10,184
Cash Flow Data:
Cash flows provided by operating activities	$25,502	$19,246
Cash flows used in investing activities	(833)	(441)
Cash flows used in financing activities	(26,194)	(17,985)

The following table presents a reconciliation of Retail Gross Margin to operating income for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$17,577	$13,736
Depreciation and amortization	6,789	4,278
General and administrative	17,380	14,704
Less:
Net asset optimization revenues	527	1,929
Net, Losses on non-trading derivative instruments	(9,620)	(1,200)
Net, Cash settlements on non-trading derivative instruments	11,277	4,115
Retail Gross Margin	$39,562	$27,874

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

In Thousands	Three Months Ended March 31,
	2016	2015	Change
Revenues:
Retail revenues	$110,019	$99,874	$10,145
Net asset optimization revenues	527	1,929	(1,402)
Total Revenues	110,546	101,803	8,743
Operating Expenses:
Retail cost of revenues	68,800	69,085	(285)
General and administrative	17,380	14,704	2,676
Depreciation and amortization	6,789	4,278	2,511
Total Operating Expenses	92,969	88,067	4,902
Operating income	17,577	13,736	3,841
Other (expense)/income:
Interest expense	(753)	(381)	(372)
Interest and other income	(95)	135	(230)
Total other (expenses)/income	(848)	(246)	(602)
Income before income tax expense	16,729	13,490	3,239
Income tax expense	988	561	427
Net income	$15,741	$12,929	$2,812
Adjusted EBITDA (1)	$21,061	$10,184	$10,877
Retail Gross Margin (1)	39,562	27,874	11,688
Customer Acquisition Costs	2,305	5,629	(3,324)
RCE Attrition	4.3%	5.7%	(1.4)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended March 31, 2016 were approximately $110.5 million, an increase of approximately $8.7 million, or 9%, from approximately $101.8 million for the three months ended March 31, 2015, as indicated in the table below (in millions).

Change in electricity volumes sold	$25.5
Change in natural gas volumes sold	(3.8)
Change in electricity unit revenue per MWh	(8.0)
Change in natural gas unit revenue per MMBtu	(3.6)
Change in net asset optimization revenue (expense)	(1.4)
Change in total revenues	$8.7

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2016 was approximately $68.8 million, a decrease of approximately $0.3 million from approximately $69.1 million for the three months ended March 31, 2015, as indicated in the table below (in millions).

Change in electricity volumes sold	$20.0
Change in natural gas volumes sold	(2.6)
Change in electricity unit cost per MWh	(8.3)
Change in natural gas unit cost per MMBtu	(10.6)
Change in value of retail derivative portfolio	1.2
Change in retail cost of revenues	$(0.3)

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2016 was approximately $17.4 million, an increase of approximately $2.7 million, or 18%, as compared to $14.7 million for the three months ended March 31, 2015. This increase was primarily due to the change in estimate of the contingent payment arrangement associated with the acquisition of CenStar, increased billing and other variable costs associated with increased RCEs, including those added as a result of the acquisitions of Oasis and CenStar, and additional litigation expense. This increase was partially offset by cost reductions from the Master Service Agreement with Retailco Services and lower overall bad debt expense as the impact of attrition in the Southern California market was limited to 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2016 was approximately $6.8 million, an increase of approximately $2.5 million, or 58%, from approximately $4.3 million for the three months ended March 31, 2015. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of CenStar and Oasis and other acquisitions of retail customer books.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2016 was approximately $2.3 million, a decrease of approximately $3.3 million, or 59%, from approximately $5.6 million for the three months ended March 31, 2015. This decrease was due to the reduced spending, which resulted in maintenance of RCEs at current levels while we shifted our focus to growth through acquisitions.
Operating Segment Results

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit operating data)
Retail Natural Gas Segment
Total Revenues	$48,613	$57,354
Retail Cost of Revenues	22,500	33,466
Less: Net Asset Optimization Revenues	527	1,929
Less: Net Gains on non-trading derivatives, net of cash settlements	1,430	3,647
Retail Gross Margin—Gas	$24,156	$18,312
Volume of Gas (MMBtu)	6,112,431	6,564,045
Retail Gross Margin—Gas ($/MMBtu)	$3.95	$2.79
Retail Electricity Segment
Total Revenues	$61,933	$44,449
Retail Cost of Revenues	46,300	35,619
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	227	(732)
Retail Gross Margin—Electricity	$15,406	$9,562
Volume of Electricity (MWh)	586,677	372,851
Retail Gross Margin—Electricity ($/MWh)	$26.26	$25.65

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2016 were approximately $48.6 million, a decrease of approximately $8.8 million, or 15%, from approximately $57.4 million for the three months ended March 31, 2015. This decrease was due to reduced natural gas pricing, driven by the lower commodity pricing environment and our geographic customer mix, which resulted in a decrease in total revenues of $3.6 million. Additionally, lower customer sales volumes, due to milder weather and increased attrition in certain areas of the Midwest, resulted in a decrease of $3.8 million, as well as a $1.4 million decrease in net asset optimization revenues. These decreases were partially offset by the acquisitions of CenStar and Oasis.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2016 was approximately $22.5 million, a decrease of approximately $11.0 million, or 33%, from approximately $33.5 million for the three months ended March 31, 2015. This decrease was due to decreased supply costs, which resulted in a decrease of $10.6 million. Additionally, we had lower customers sales volumes, which resulted in a decrease of $2.6 million, as well as a change in the value of our retail derivative portfolio used for hedging, which offset these decrease in natural gas prices and resulted in an increase of $2.2 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2016 was approximately $24.2 million, an increase of approximately $5.8 million, or 32%, from approximately $18.3 million for the three months ended March 31, 2015, as indicated in the table below (in millions).

Change in volumes sold	$(1.3)
Change in unit margin per MMBtu	7.2
Change in retail natural gas segment retail gross margin	$5.9
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the three months ended March 31, 2016 were approximately $61.9 million, an increase of approximately $17.5 million, or 39%, from approximately $44.4 million for the three months ended March 31, 2015. This increase was due to an increase in volume, primarily due to the Oasis and CenStar acquisitions and the addition of several higher volume commercial customers in the East, which resulted in an increase of $25.5 million. This increase was partially offset by a decrease in electricity pricing, driven by the lower commodity pricing environment from a milder than anticipated winter season, which resulted in a decrease of $8.0 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2016 was approximately $46.3 million, an increase of approximately $10.7 million, or 30%, from approximately $35.6 million for the three months ended March 31, 2015. This increase was primarily due to an increase in volume, primarily due to our CenStar and Oasis acquisitions and the addition of several higher volume commercial customers in the East, which resulted in an increase of $20.0 million. This increase was partially offset by decreased commodity prices, which resulted in a decrease in retail cost of revenues of $8.3 million. Additionally, there was a decrease of $1.0 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2016 was approximately $15.4 million, an increase of approximately $5.8 million, or 61%, from approximately $9.6 million for the three months ended March 31, 2015, as indicated in the table below (in millions).

Change in volumes sold	$5.5
Change in unit margin per MWh	0.3
Change in retail electricity segment retail gross margin	$5.8

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

The covenants under the Senior Credit Facility requires us to hold increasing levels of net working capital over time. The Senior Credit Facility, as amended, includes a $25 million secured revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year with the balance due at maturity, which in turn increases availability under the line. We are constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this Acquisition Line.

In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. In order to finance the previous acquisitions, we have issued convertible subordinated notes to an affiliate of our Founder and majority stockholder. There can be no assurance that our Founder and majority stockholder and their affiliates will continue to finance our acquisition activities through such notes.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs. The Company is financing the acquisitions of the Provider Companies and the Major Energy Companies through the issuance of Class B common stock and through an expansion of our Working Capital Line. We believe that the financing of any additional growth through acquisitions in 2016 will require further equity financing and further expansion of our Working Capital Line to accommodate such growth.

The following table details our total liquidity as of the date presented:

(In thousands)	March 31, 2016
Cash and cash equivalents	$2,949
Senior Credit Facility Working Capital Line Availability (1)	33,348
Senior Credit Facility Acquisition Line Availability (2)	6,428
Total Liquidity	$42,725
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Senior Credit Facility.”
(2) Subject to Senior Credit Facility covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the three months ended March 31, 2016 included approximately $2.3 million for customer acquisitions and $0.7 million related to information systems improvements.
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

During the three months ended March 31, 2016, we paid dividends to holders of our Class A common stock with respect to the three months ended December 31, 2015, in the amount of $0.3625 per share or $1.5 million in the aggregate. On April 21, 2016, our Board of Directors declared a quarterly dividend of $0.3625 per share for the first quarter of 2016 to holders of the Class A common stock on May 31, 2016. This dividend will be paid on June 14, 2016. The dividends that we anticipate paying in 2016 equal approximately $1.45 per share or $6.0 million in the aggregate on an annualized basis based on Class A common stock outstanding at March 31, 2016. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $14.1 million on an annualized basis to holders of Spark HoldCo units based on Class B common stock outstanding at March 31, 2016. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

We expect to make payments pursuant to the Tax Receivable Agreement that we have entered into with Retailco LLC ("Retailco," as assignee of NuDevco Retail Holdings), NuDevco Retail and Spark HoldCo in connection with the Initial Public Offering of Spark Energy, Inc. Except in cases where we elect to terminate the Tax Receivable Agreement early (or the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control) or we have available cash but fail to make payments when due, generally we may elect to defer payments due under the Tax Receivable Agreement for up to five years if we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreement or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. If we were to defer substantial payment obligations under the Tax Receivable Agreement on an ongoing basis, the accrual of those obligations would reduce the availability of cash for other purposes, but we would not be prohibited from paying dividends on our Class A common stock.

We expect to meet the threshold coverage ratio required to fund the first payment to Retailco under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016. As such, the initial payment of $1.4 million under the Tax Receivable Agreement due in late 2016 was recorded as a current liability in our condensed consolidated balance sheet at March 31, 2016. See Note 11 “Transactions with Affiliates” in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement. See “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2015 for risks related to the Tax Receivable Agreement.
Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$25,502	$19,246	$6,256
Net cash used in investing activities	$(833)	$(441)	$(392)
Net cash used in financing activities	$(26,194)	$(17,985)	$(8,209)
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2016 increased by $6.3 million compared to the three months ended March 31, 2015. The increase was primarily due to an increase in retail gross margin in 2016, including the acquisitions of CenStar and Oasis, due to the lower commodity price environment, and reduced spending in customer acquisition costs in 2016.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $0.4 million for the three months ended March 31, 2016, which was primarily due to the increased capital spending on property and equipment and a contribution in a new joint venture eREX Spark Marketing Co., Ltd ("eREX Spark").

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $8.2 million for the three months ended March 31, 2016. Cash flows used in financing activities were primarily due to increased net payments under our Senior Credit Facility and additional dividends and distributions, respectively, made to holders of our Class A and Class B common stock.

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower," and together with the subsidiaries of Spark HoldCo, the “Co-Borrowers”) are party to a senior secured revolving credit facility (“Senior Credit Facility”), which includes a senior secured revolving working capital facility of $60.0 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity.
At the Borrower’s election, the interest rate under the Working Capital Line is generally determined by reference to:

- the Eurodollar rate plus an applicable margin of up to 3.00% per annum (based upon the prevailing utilization); or
- the alternate base rate plus an applicable margin of up to 2.00% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale’s prime rate, (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%; or

- the rate quoted by Société Générale as its cost of funds for the requested credit plus up to 2.50% per annum (based upon the prevailing utilization).

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
- grant certain liens;
- engage in certain asset dispositions;
- merge or consolidate;
- make certain payments, distributions, investments, acquisitions or loans; or
- enter into transactions with affiliates.

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

Convertible Subordinated Notes to Affiliate

The Company from time to time issues subordinated debt to affiliates of Retailco, which owns a majority of the Company’s outstanding common stock and is indirectly owned by W. Keith Maxwell III, who serves as the Chairman of the Board of Directors of the Company. The Company’s Senior Credit Facility requires that at least 25% of permitted acquisitions thereunder be financed with either cash on hand or subordinated debt.

The Company has outstanding a convertible subordinated note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by W. Keith Maxwell III, for $2.1 million. The convertible subordinated note matures on July 8, 2020, and bears interest at an annual rate of 5%. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of the Company’s Class B common stock (and a related unit of Spark HoldCo) at a conversion price of $16.57. RAC may not exercise conversion rights for the first eighteen months that the convertible subordinated note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note will be entitled to registration rights identical to the registration rights currently held by Retailco, LLC on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

The Company has outstanding a convertible subordinated note to RAC for $5.0 million. The convertible subordinated note matures on July 31, 2020 and bears interest at a rate of 5% per annum payable semiannually. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of Class B common stock (and a related unit of Spark HoldCo) at a conversion rate of $14.00 per share. RAC cannot exercise any conversion rights for the first eighteen months that the convertible note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco, LLC on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock.

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

Investment in eREX. The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are party to an agreement ("eREX JV Agreement") to form a new joint venture eREX Spark Marketing Co., Ltd ("eREX Spark"). To date, the Company contributed 58.8 million Japanese Yen, or $0.5 million, for 20% ownership of eREX Spark. As certain conditions under the eREX JV Agreement are met, the Company is committed to make additional capital contributions totaling 97.6 million Japanese Yen, or $0.9 million (based on exchange rates at March 31, 2016) through November 2016.
Off-Balance Sheet Arrangements
As of March 31, 2016 we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions see Note 11 “Transactions with Affiliates” in the unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies and estimates since the date of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is selecting a transition method and determining the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 amends existing guidance to require subsequent measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2015-11 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company has not yet selected an adoption method and is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Under current U.S. GAAP, excess tax benefits are currently recorded in equity and as presented as a financing activity on the statement of cash flows. Upon adoption, excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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

For a discussion of the status of current litigation and governmental investigations, see Note 10 “Commitments and Contingencies” in the Company’s unaudited condensed consolidated financial statements.
Emerging Growth Company Status
We are an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with certain requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, but we have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We intend to take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year in which we have $1.0 billion or more in annual revenues; (ii) the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in commodity prices and interest rates, as well as counterparty credit risk. We employ established policies and procedures to manage our exposure to these risks.
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain on non-trading derivative instruments net of cash settlements was $1.7 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2016, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 500,928 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2016 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2016 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million.  As of March 31, 2016, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 200,300 MWhs. An increase of 10% in the forward market prices from their March 31, 2016 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.5 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2016 levels would have increased the fair market value of our non-trading energy derivatives by $0.5 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2016, we did not have a Gas Trading Fixed Price Open Position.
Credit Risk

In many of the utility service territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 62% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three months ended March 31, 2016, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.5% of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.
In non-POR markets, we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2016 was approximately 1.7% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2016.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2016, approximately 74% of our total exposure of $2.9 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2016, we were co-borrowers under the Senior Credit Facility, under which $23.6 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2016, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.2 million. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than the change described below, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by W. Keith Maxwell III. Retailco Services provides us with back office functions including customer operations and information technology services under the Master Service Agreement.

In connection with this Master Service Agreement, certain controls previously performed by us are now performed by Retailco Services. We have updated our procedures and controls accordingly to ensure effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome occur, management does not currently expect that these matters will have a material adverse effect on our financial position or results of operations. See Note 10 "Commitments and Contingencies" to the unaudited consolidated financial statements.

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act and (ii) Spark Energy Gas, LLC  breached its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiff seeks unspecified compensatory and punitive damages for himself and the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On March 14, 2016, Spark Energy Gas, LLC and Spark Energy, Inc. filed a Motion to Dismiss this case. On April 18, 2016, Plaintiff filed his Opposition to the Motion to Dismiss. On April 25, 2016, Spark Energy, Inc. and Spark Energy Gas, LLC filed a Reply in support of their Motion to Dismiss. The Motion to Dismiss is currently set on the Court's submission docket for May 2, 2016.

Arturo Amaya et al v. Spark Energy Gas, LLC

Arturo Amaya et al v. Spark Energy Gas, LLC is a purported class action filed on May 22, 2015 in the United States District Court for the Northern District of California alleging, among other things, that certain door-to-door sales representatives engaged as independent contractors for Spark Energy Gas, LLC allegedly engaged in deceptive practices in violation of the California Civil Code, California Unfair Competition Law, California False Advertising Law and the California Consumer Legal Remedies Act while marketing Spark Energy Gas, LLC’s gas services to consumers in California. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On September 29, 2015, Spark Energy Gas, LLC filed a motion to dismiss the complaint in its entirety and a motion to compel arbitration in the case of one of the named plaintiffs. On April 11, 2016 the Court issued an Order denying without prejudice Spark Energy  Gas, LLC’s Motion to Compel Arbitration and denying the Motion to Dismiss. The Court also reset the date to hear any Motion for Class Certification that plaintiffs may file in this matter to August 5, 2016. On April 15, 2016, the parties attended a court-ordered mediation during which a confidential resolution of this matter was reached. The parties are currently in the process of preparing the corresponding confidential settlement agreement. We expensed $0.5 million related to this litigation during the three months ended March 31, 2016 in our condensed consolidated statement of operation, all of which is in accrued liabilities in our condensed consolidated balance sheet as of March 31, 2016.
Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under “Risk Factors“ in our 2015 Annual Report on Form 10-K. Except as noted below, there has been no material change in our risk factors from those described in the 2015 Annual Report on Form 10-K. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Future sales of our Class A common stock in the public market could reduce our stock price.

NG&E may receive an aggregate of up to 3,100,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) in connection with an equity subscription agreement and under the Major Energy Purchase Agreement.

Subject to certain limitations and exceptions, NGE may exchange its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions). NG&E is a party to a registration rights agreement with us that requires us to register its Class A common stock received in such exchanges in certain circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Provider Power Membership Interest Purchase Agreement

On May 3, 2016, the Company and Spark HoldCo entered into the Provider Purchase Agreement by and among Provider Power, LLC (the “Seller”), Kevin B. Dean and Emile L. Clavet (the “Seller Representatives”), Spark HoldCo and the Company, as guarantor. Pursuant to the terms of the Provider Purchase Agreement, Spark HoldCo has agreed to purchase, and the Seller has agreed to sell, all of the outstanding membership interests in the three operating companies in which Provider Power, LLC operates in Maine, New Hampshire and Massachusetts (the “Provider Companies”).The Company acts as a guarantor of certain obligations under the Provider Purchase Agreement. The transactions under the Provider Purchase Agreement are expected to close on or about July 1, 2016.

The aggregate purchase price, subject to adjustment as provided in the Provider Purchase Agreement, is $28,000,000. A portion of the $28,000,000 is payable at closing and the remainder is to be paid in ten equal monthly installments commencing on August 1, 2016 and ending on May 1, 2017. Additionally, Spark HoldCo may be required to pay additional consideration of up to $4,000,000 based upon achievement by the Provider Companies of certain customer count criteria.

Spark HoldCo, the Seller and the Seller Representatives have made customary representations, warranties and covenants in the Provider Purchase Agreement. The Seller has made certain additional customary covenants, including, among others, covenants to conduct the Provider Companies’ business in the ordinary course between the execution of the Provider Purchase Agreement and the closing and not to engage in certain kinds of transactions during that period, subject to certain exceptions.

Consummation of the transactions contemplated by the Provider Purchase Agreement is subject to various conditions, including, among others, (1) the accuracy of representations and warranties of the parties as of the closing date, including the absence of any seller material adverse effect, (2) Spark HoldCo obtaining financing on a commercially reasonable basis, (3) the negotiation and execution of certain ancillary documents and (4) other customary closing conditions. The Provider Purchase Agreement also contains termination provisions and indemnification provisions.

To provide financing for the transactions contemplated by the Provider Purchase Agreement, the Company has entered into a subscription agreement, dated as of May 3, 2016, by and among the Company, Spark HoldCo and Retailco (the “Subscription Agreement”). The Subscription Agreement provides for the sale by the Company and Spark HoldCo, and the purchase by Retailco, of 900,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) at an aggregate purchase price of $18,000,000. Retailco is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder. The Company and Spark HoldCo intend to use the funds received in connection with the Subscription Agreement to fund a portion of the purchase price under the Provider Purchase Agreement. The Subscription Agreement contains customary representations and warranties. The issuance of the shares of Class B common stock and corresponding Spark HoldCo units will be made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

For a description of the exchange rights of the Class B common stock and Spark HoldCo units, please see "Note 1 — Formation and Organization — Exchange and Registration Rights" in the notes to the financial statements in this quarterly report on Form 10-Q. Shares of Class A common stock resulting from the exchange of the Spark HoldCo units (and corresponding Class B common stock) issued as a result of the Subscription Agreement will be entitled to registration rights. The terms of the Subscription Agreement and grant of registration rights were unanimously approved by our Board of Directors after approval by a special committee of the Board of Directors. The Special Committee was composed exclusively of independent members of our Board of Directors.

The Provider Purchase Agreement and Subscription Agreement have been filed as exhibits to this quarterly report on Form 10-Q to provide investors and security holders with more complete information regarding their terms, and the description herein is qualified by reference to the full text of those agreements. They are not intended to provide any other factual information about Spark HoldCo or the Company. The representations, warranties and covenants contained in the Provider Purchase Agreement and Subscription Agreement were made only for purposes of the Provider Purchase Agreement and Subscription Agreement and as of specific dates, were solely for the benefit of the parties to the respective agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the agreements and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Spark HoldCo or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreements, which subsequent information may or may not be fully reflected in the public disclosures of the Company.

Major Energy Membership Interest Purchase Agreement

On May 3, 2016, the Company and Spark HoldCo entered into the Major Energy Purchase Agreement by and among the Company, Spark HoldCo, Retailco and NG&E. Pursuant to the terms of the Major Energy Purchase Agreement, Spark HoldCo has agreed to purchase, and NG&E has agreed to sell, all of the outstanding membership interests in the Major Energy Companies. The Company acts as a guarantor of certain obligations of Spark HoldCo, and Retailco acts as a guarantor of certain obligations of NG&E, under the Major Energy Purchase Agreement. The transactions under the Major Energy Purchase Agreement are expected to close on or about July 1, 2016.

The purchase price under the Major Energy Purchase Agreement includes the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) at the closing, valued at $40 million based on a value of $20 per share; $15 million in installment consideration subject to achievement of certain performance targets and up to $20 million in earnouts over the next 33 months subject to achievement of certain performance targets. In addition, the Company and Spark HoldCo are obligated to issue up to an additional 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E over the next three years, depending upon the achievement of certain performance targets. The issuance of the shares of Class B common stock and corresponding Spark HoldCo units will be made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Spark HoldCo and NG&E have made customary representations, warranties and covenants in the Major Energy Purchase Agreement. NG&E has made certain additional customary covenants, including, among others, covenants to conduct the Major Energy Companies’ business in the ordinary course between the execution of the Major Energy Purchase Agreement and the closing and not to engage in certain kinds of transactions during that period, subject to certain exceptions.

Consummation of the transactions contemplated by the Major Energy Purchase Agreement is subject to various conditions, including, among others, (1) the accuracy of representations and warranties of the parties as of the closing date, including the absence of any seller material adverse effect, (2) the execution of certain ancillary documents and (3) other customary closing conditions. The Major Energy Purchase Agreement also contains termination provisions and indemnification provisions.

For a description of the exchange rights of the Class B common stock and Spark HoldCo units, please see "Note 1 — Formation and Organization — Exchange and Registration Rights" in the notes to the financial statements in this quarterly report on Form 10-Q. Shares of Class A common stock resulting from the exchange of the Spark HoldCo units (and corresponding Class B common stock) issued as consideration pursuant to the Major Energy Purchase Agreement will be entitled to registration rights. The terms of the Major Energy Purchase Agreement, including the issuance of the Class B common stock as consideration, and the grant of registration rights were unanimously approved by our Board of Directors after approval by a special committee of the Board of Directors. The Special Committee was composed exclusively of independent members of our Board of Directors.

NG&E is owned by W. Keith Maxwell III, our Chairman of the Board, founder and majority shareholder.

The Major Energy Purchase Agreement has been filed as an exhibit to this quarterly report on Form 10-Q to provide investors and security holders with more complete information regarding its terms, and the description provided herein is qualified by reference to the full text of the Major Energy Purchase Agreement. The Major Energy Purchase Agreement is not intended to provide any other factual information about Spark HoldCo or the Company. The representations, warranties and covenants contained in the Major Energy Purchase Agreement were made only for purposes of the Major Energy Purchase Agreement and as of specific dates, were solely for the benefit of the parties to the Major Energy Purchase Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Major Energy Purchase Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the agreements and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Spark HoldCo or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreements, which subsequent information may or may not be fully reflected in the public disclosures of the Company.

Item 6. Exhibits
Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.

2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.

3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1	Subscription Agreement, by and between Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC, dated as of May 3, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement or managerial contract

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

Spark Energy, Inc.

May 4, 2016	/s/ Georganne Hodges
Georganne Hodges
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.

2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.

3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559

3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559

4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1	Subscription Agreement, by and between Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC, dated as of May 3, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement or managerial contract