Form 10-Q
period 2016-06-30
Spark Energy, Inc.
filed 2016-08-11
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes ☐    No ☒

There were 6,493,152 shares of Class A common stock and 8,224,742 shares of Class B common stock outstanding as of August 9, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2016 AND DECEMBER 31, 2015 (unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 AND THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (unaudited)	3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (unaudited)	5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 4. CONTROLS AND PROCEDURES	53
PART II. OTHER INFORMATION	54
ITEM 1. LEGAL PROCEEDINGS	54
ITEM 1A. RISK FACTORS	54
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	55
ITEM 4. MINE SAFETY DISCLOSURES	55
ITEM 5. OTHER INFORMATION	55
ITEM 6. EXHIBITS	56
APPENDIX A	58
SIGNATURES	59
EXHIBIT INDEX	60

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,262	$4,474
Accounts receivable, net of allowance for doubtful accounts of $2.0 million and $1.9 million as of June 30, 2016 and December 31, 2015	42,677	59,936
Accounts receivable—affiliates	1,009	1,840
Inventory	1,827	3,665
Fair value of derivative assets	2,705	605
Customer acquisition costs, net	11,857	13,389
Customer relationships, net	4,964	6,627
Prepaid assets (1)	1,699	700
Deposits	3,565	7,421
Other current assets	4,763	4,023
Total current assets	82,328	102,680
Property and equipment, net	5,035	4,476
Fair value of derivative assets	439	—
Customer acquisition costs, net	2,436	3,808
Customer relationships, net	4,418	6,802
Non-current deferred tax assets	52,460	23,380
Goodwill	18,379	18,379
Other assets	2,567	2,709
Total assets	$168,062	$162,234
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,257	$29,732
Accounts payable—affiliates	1,990	1,962
Accrued liabilities	14,368	12,245
Fair value of derivative liabilities	1,929	10,620
Current portion of Senior Credit Facility	5,306	27,806
Current payable pursuant to tax receivable agreement—affiliates	1,407	—
Other current liabilities	2,308	1,823
Total current liabilities	49,565	84,188
Long-term liabilities:
Fair value of derivative liabilities	458	618
Long-term payable pursuant to tax receivable agreement—affiliates	46,768	20,713
Long-term portion of Senior Credit Facility	11,939	14,592
Non-current deferred tax liability	—	853
Convertible subordinated notes to affiliate	6,502	6,339
Other long-term liabilities	—	1,612
Total liabilities	115,232	128,915
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 6,470,128 issued and outstanding at June 30, 2016 and 3,118,623 issued and outstanding at December 31, 2015	65	31
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 7,525,000 issued and outstanding at June 30, 2016 and 10,750,000 issued and outstanding at December 31, 2015	76	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	21,997	12,565
Accumulated other comprehensive loss	(28)	—
Retained earnings (deficit)	1,491	(1,366)
Total stockholders' equity	23,601	11,338
Non-controlling interest in Spark HoldCo, LLC	29,229	21,981
Total equity	52,830	33,319
Total liabilities and stockholders' equity	$168,062	$162,234

(1)	Prepaid assets includes prepaid assets—affiliates of $100 and $210 as of June 30, 2016 and December 31, 2015, respectively. See Note 11 "Transaction with Affiliates" for further discussion.

(2)	See Note 3 "Equity" for disclosure of our variable interest entity in Spark HoldCo, LLC.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Revenues:
Retail revenues	$76,863	$70,310	$186,882	$170,184
Net asset optimization (expenses) revenues (2)	(676)	(67)	(150)	1,862
Total Revenues	76,187	70,243	186,732	172,046
Operating Expenses:
Retail cost of revenues (3)	37,845	45,948	106,644	115,033
General and administrative (4)	16,199	13,712	33,580	28,416
Depreciation and amortization	6,244	6,038	13,033	10,316
Total Operating Expenses	60,288	65,698	153,257	153,765
Operating income	15,899	4,545	33,475	18,281
Other (expense)/income:
Interest expense	(619)	(234)	(1,373)	(615)
Interest and other income	194	186	99	321
Total other expenses	(425)	(48)	(1,274)	(294)
Income before income tax expense	15,474	4,497	32,201	17,987
Income tax expense	4,736	458	5,723	1,019
Net income	$10,738	$4,039	$26,478	$16,968
Less: Net income attributable to non-controlling interests	8,397	3,878	19,964	14,398
Net income attributable to Spark Energy, Inc. stockholders	$2,341	$161	$6,514	$2,570
Other comprehensive loss, net of tax:
Currency translation loss	$(61)	$—	$(61)	$—
Other comprehensive loss	(61)	—	(61)	—
Comprehensive income	$10,677	$4,039	$26,417	$16,968
Less: Comprehensive income attributable to non-controlling interests	8,364	3,878	19,931	14,398
Comprehensive income attributable to Spark Energy, Inc. stockholders	$2,313	$161	$6,486	$2,570

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.39	$0.05	$1.33	$0.85
Diluted	$0.30	$0.05	$1.25	$0.80

Weighted average shares of Class A common stock outstanding
Basic	6,043	3,062	4,899	3,031
Diluted	6,639	3,062	14,485	13,781

(1)
Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC from an affiliate on May 12, 2015. See Note 2 "Basis of Presentation" for further discussion.

(2)
Net asset optimization (expenses) revenues includes asset optimization revenues—affiliates of $41 and $176 for the three months ended June 30, 2016 and 2015, respectively, and asset optimization revenues—affiliates cost of revenues of $376 and $3,114 for the three months ended June 30, 2016 and 2015, respectively and asset optimization revenues—affiliates of $154 and $665 for the six months ended June 30, 2016 and 2015, respectively, and asset optimization revenue—affiliates cost of revenues of $1,633 and $6,207 for the six months ended June 30, 2016 and 2015, respectively.

(3)	Retail cost of revenues includes retail cost of revenues—affiliates of less than $100 for each of the three and six months ended June 30, 2016 and 2015, respectively.

(4)
General and administrative includes general and administrative expense—affiliates of $4.0 million and $0 for the three months ended June 30, 2016, and 2015, respectively, and $8.4 million and $0 for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	3,119	10,750	—	$31	$108	$—	$12,565	$(1,366)	$11,338	$21,981	$33,319
Stock based compensation	—	—	—	—	—	—	690	—	690	—	690
Restricted stock unit vesting	126	—	—	2	—	—	1,214	—	1,216	—	1,216
Excess tax benefit related to restricted stock vesting	—	—	—	—	—	—	141	—	141	—	141
Consolidated net income	—	—	—	—	—	—	—	6,514	6,514	19,964	26,478
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	(28)	—	—	(28)	(33)	(61)
Beneficial conversion feature	—	—	—	—	—	—	63	—	63	—	63
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	(9,967)	(9,967)
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	(3,657)	(3,657)	—	(3,657)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	580	—	580	—	580
Tax impact from tax receivable agreement upon exchange of units of Spark HoldCo, LLC to shares of Class A Common Stock	—	—	—	—	—	—	4,028	—	4,028	—	4,028
Exchange of shares of Class B common stock to shares of Class A common stock	3,225	(3,225)	—	32	(32)	—	2,716	—	2,716	(2,716)	—
Balance at June 30, 2016	6,470	7,525	—	$65	$76	$(28)	$21,997	$1,491	$23,601	$29,229	$52,830
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015 (1)
Cash flows from operating activities:
Net income	$26,478	$16,968
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	13,033	10,316
Deferred income taxes	1,556	277
Stock based compensation	2,441	1,159
Amortization of deferred financing costs	235	101
Change in fair value of CenStar Earnout	1,000	—
Bad debt expense	462	4,179
Loss on derivatives, net	4,339	6,179
Current period cash settlements on derivatives, net	(15,828)	(9,076)
Accretion of discount to convertible subordinated notes to affiliate	71	—
Interest paid in kind - subordinated convertible notes	155	—
Income on equity method investment in eREX Spark Marketing Joint Venture	(104)	—
Changes in assets and liabilities:
Decrease in restricted cash	—	707
Decrease in accounts receivable	16,797	19,608
Decrease in accounts receivable—affiliates	830	698
Decrease in inventory	1,837	5,087
Increase in customer acquisition costs	(5,104)	(11,900)
Decrease in prepaid and other current assets	1,881	5,610
Increase in intangible assets—customer relationships	—	(2,720)
Decrease in other assets	535	457
Decrease in accounts payable and accrued liabilities	(5,002)	(12,087)
Increase (decrease) in accounts payable—affiliates	28	(228)
Decrease in other current liabilities	(414)	(1,195)
(Decrease) increase in other non-current liabilities	(1,612)	1,553
Net cash provided by operating activities	43,614	35,693
Cash flows from investing activities:
Purchases of property and equipment	(1,449)	(892)
Investment in eREX Spark Marketing Joint Venture	(413)	—
Net cash used in investing activities	(1,862)	(892)
Cash flows from financing activities:
Borrowings on the Senior Credit Facility	—	6,000
Payments on the Senior Credit Facility	(25,152)	(30,000)
Contributions from NuDevco	—	129
Proceeds from disgorgement of stockholders short-swing profits	580	—
Restricted stock vesting	(909)	(270)
Excess tax benefit related to restricted stock vesting	141	—
Payment of dividends to Class A common stockholders	(3,657)	(2,210)
Payment of distributions to non-controlling unitholders	(9,967)	(7,794)
Net cash used in financing activities	(38,964)	(34,145)
Increase in cash and cash equivalents	2,788	656
Cash and cash equivalents—beginning of period	4,474	4,359
Cash and cash equivalents—end of period	$7,262	$5,015
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Liability due to tax receivable agreement	$(27,462)	$—
Tax benefit from tax receivable agreement	$31,490	$—
Construction in process accrual	$22	$179
Cash paid during the period for:
Interest	$944	$598
Taxes	$1,892	$150

(1)
Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC from an affiliate on May 12, 2015. See Note 2 "Basis of Presentation" for further discussion.

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
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the full year or for any interim period.

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

Presentation of the Acquisition of Oasis Power Holdings, LLC

On May 12, 2015, Retailco Acquisition Co, LLC ("RAC"), an affiliate of NuDevco Retail Holdings, completed the acquisition of 100% of the membership interests of Oasis. Also, on May 12, 2015, Spark HoldCo entered into a Membership Interest Purchase Agreement (the "Oasis Purchase Agreement") with RAC for the purchase of all the membership interests of Oasis. Spark HoldCo completed the acquisition of Oasis from RAC on July 31, 2015. Because the acquisition of Oasis was a transfer of equity interests of entities under common control, the Company's historical financial statements for the three and six months ended June 30, 2015 previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to Oasis from May 12, 2015. The unaudited condensed consolidated financial statements for this recast period have been prepared from RAC's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Oasis during the recast period.

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

The FASB issued additional amendments to ASU 2014-09, as amended by ASU 2015-14:

•
March 2016 - ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers.

•
April 2016 - ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals.

•
May 2016 - ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients ("ASU 2016-12"). ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires entities to use a current expected credit loss ("CECL") model, which is a new impairment model based on expected losses rather than incurred losses. The model requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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

From January 1, 2015 through June 30, 2016, the Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo:

	The Company	NuDevco Retail and Retailco (1)
From January 1, 2015 to May 3, 2015	21.82%	78.18%
From May 4, 2015 to December 30, 2015	22.37%	77.63%
From December 31, 2015 to February 2, 2016	22.49%	77.51%
From February 3, 2016 to March 31, 2016	29.70%	70.30%
From April 1, 2016 to May 3, 2016	42.14%	57.86%
From May 4, 2016 to May 17, 2016	42.46%	57.54%
From May 18, 2016 to May 24, 2016	42.64%	57.36%
From May 25, 2016 to June 7, 2016	42.66%	57.34%
From June 8, 2016 to June 30, 2016	46.23%	53.77%

(1)	In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers.

The Company's economic interests in Spark HoldCo increased on May 4, 2015, December 31, 2015, May 4, 2016, May 18, 2016 and May 25, 2016 due to the vesting of restricted stock units.

On May 4, 2015, 118,629 restricted stock units vested, with 97,193 shares of common stock distributed to the holders of these units and with 21,436 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units. On December 31, 2015, 29,500 restricted stock units vested, with 21,430 shares of common stock distributed to the holders of these units and with 8,070 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

On May 4, 2016, 101,210 restricted stock units vested, with 77,814 shares of common stock distributed to the holders of these units and with 23,396 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units. On May 18, 2016, 53,853 restricted stock units vested, with 43,683 shares of common stock distributed to the holders of these units and with 10,170 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units. On May 25, 2016, 5,000 restricted stock units vested, with 5,000 shares of common stock distributed to the holders of these units.

On February 3, 2016, April 1, 2016 and June 8, 2016, Retailco exchanged 1,000,000, 1,725,000 and 500,000, respectively, of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. Refer to Note 9 "Taxes" and Note 13 "Subsequent Events" for further discussion.

The following table summarizes the portions of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income allocated to non-controlling interest	$8,521	$3,500	$20,529	$14,046
Income tax expense (benefit) allocated to non-controlling interest	124	(378)	565	(352)
Net income attributable to non-controlling interest	$8,397	$3,878	$19,964	$14,398

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

The following table presents the computation of earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to stockholders of Class A common stock	$2,341	$161	$6,514	$2,570
Basic weighted average Class A common shares outstanding	6,043	3,062	4,899	3,031
Basic EPS attributable to stockholders	$0.39	$0.05	$1.33	$0.85

Net income attributable to stockholders of Class A common stock	$2,341	$161	$6,514	$2,570
Effect of conversion of Class B common stock to shares of Class A common stock, net of tax effect	—	—	11,837	8,496
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock, net of tax effect	(332)	—	(312)	—
Diluted net income attributable to stockholders of Class A common stock	2,009	161	18,039	11,066
Basic weighted average Class A common shares outstanding	6,043	3,062	4,899	3,031
Effect of dilutive Class B common stock	—	—	9,006	10,750
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	493	—	493	—
Effect of dilutive restricted stock units	103	—	87	—
Diluted weighted average shares outstanding	6,639	3,062	14,485	13,781

Diluted EPS attributable to stockholders	$0.30	$0.05	$1.25	$0.80

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the three months ended June 30, 2016 and 2015 as the effect of the conversion was antidilutive. The Company's unvested restricted stock units were not recognized in dilutive earnings per share for the three and six months ended June 30, 2015 as the effect of the conversion was antidilutive. The Company's convertible subordinated notes were not outstanding during the three and six months ended June 30, 2015.

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of June 30, 2016 (in thousands):

June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$7,252
Accounts receivable	42,677
Intercompany receivable with Spark Energy, Inc.	36,774
Other current assets	32,389
Total current assets	119,092
Non-current assets:
Goodwill	18,379
Other assets	14,885
Total non-current assets	33,264
Total Assets	$152,356

Liabilities
Current liabilities:
Accounts payable	$22,257
Current portion of Senior Credit Facility	5,306
Other current liabilities	18,235
Total current liabilities	45,798
Long-term liabilities:
Long-term portion of Senior Credit Facility	11,939
Convertible subordinated notes to affiliates	6,502
Other long-term liabilities	458
Total long-term liabilities	18,899
Total Liabilities	$64,697

4. Property and Equipment
Property and equipment consist of the following amounts:

	Estimated useful lives	June 30, 2016	December 31, 2015
	(years)	(In thousands)
Information technology	2 – 5	$28,858	$27,392
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,012	1,007
Total		34,438	32,967
Accumulated depreciation		(29,403)	(28,491)
Property and equipment—net		$5,035	$4,476
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30,

2016 and December 31, 2015, information technology includes $0.9 million and $0.5 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.
5. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	June 30, 2016	December 31, 2015
Goodwill	$18,379	$18,379
Customer relationships - Acquired (1)
Cost	$14,883	$14,883
Accumulated amortization	(7,832)	(4,503)
Customer relationships - Acquired, net	$7,051	$10,380
Customer relationships - Other (2)
Cost	$4,320	$4,320
Accumulated amortization	(1,989)	(1,271)
Customer relationships - Other, net	$2,331	$3,049
Trademarks (3)
Cost	$1,268	$1,268
Accumulated amortization	(137)	(74)
Trademarks, net	$1,131	$1,194

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

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships - Acquired	Customer Relationships - Others	Trademarks
Balance at December 31, 2015	$18,379	$10,380	$3,049	$1,194
Amortization expense	—	(3,329)	(718)	(63)
Balance at June 30, 2016	$18,379	$7,051	$2,331	$1,131

Estimated future amortization expense for customer relationships and trademarks at June 30, 2016 is as follows (in thousands):

Year ending December 31,
2016	$2,644
2017	4,116
2018	2,204
2019	861
2020	127
> 5 years	561
Total	$10,513
6. Debt
Debt consists of the following amounts (in thousands):

	June 30, 2016	December 31, 2015
Current portion of Senior Credit Facility—Working Capital Line (1) (2)	$—	$22,500
Current portion of Senior Credit Facility—Acquisition Line (1) (2)	5,306	5,306
Total current debt	5,306	27,806
Long-term portion of Senior Credit Facility—Acquisition Line (1)	11,939	14,592
Convertible subordinated notes to affiliate (3)	6,502	6,339
Total long-term debt	18,441	20,931
Total debt	$23,747	$48,737

(1)	As of June 30, 2016 and December 31, 2015, the Company had $17.2 million and $21.5 million in letters of credit issued, respectively.

(2)	As of June 30, 2016 and December 31, 2015, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.21% and 3.90%, respectively.

(3)
During the six months ended June 30, 2016, we paid in-kind $0.2 million of interest, which was added to the outstanding balance of the convertible subordinated notes. No in-kind interest was paid for the three months ended June 30, 2016, as payments in-kind may be elected only on January 1 and July 1 under the terms and conditions of the convertible subordinated notes. Unamortized discount of $0.7 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively, is related to beneficial conversion features of the convertible subordinated notes.

Deferred financing costs were $0.6 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively, representing capitalized financing costs in connection with the amendment and restatement of our Senior Credit Facility on July 8, 2015. Of these amounts, $0.6 million and $0.5 million is recorded in other current assets in the condensed consolidated balance sheets as of each of June 30, 2016 and December 31, 2015, and zero and $0.2 million is recorded in other assets in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, based on the terms of the Senior Credit Facility.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest incurred on Senior Credit Facility	$192	$90	$510	$319
Commitment fees	53	19	83	96
Letters of credit fees	131	75	292	99
Amortization of deferred financing costs	117	50	235	101
Interest incurred on convertible subordinated notes to affiliate (1)	126	—	253	—
Interest Expense	$619	$234	$1,373	$615

(1)	Includes amortization of the discount on the convertible subordinated notes to affiliates of less than $0.1 million and $0.1 million, respectively for the three and six months ended June 30, 2016

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower,” and together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis and Oasis Power, LLC, each a subsidiary of Spark HoldCo, the “Co-Borrowers”) are party to a senior secured revolving credit facility (“Senior Credit Facility”), which includes a senior secured revolving working capital facility of $82.5 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remainder due at maturity.

On June 1, 2016, the Company and the Co-Borrowers entered into Amendment No. 3 to the Senior Credit Facility to, among other things, increase the Working Capital Line (defined below) from $60.0 million to $82.5 million in accordance with the Co-Borrowers' right to increase under the existing terms of the Senior Credit Facility. Amendment No. 3 also provides for the addition of new lenders and re-allocates working capital and revolving commitments among existing and new lenders. Amendment No. 3 also provides for additional representations of the Co-Borrowers and additional protections of the lenders of the Senior Credit Facility.

At our election, the interest rate under the Working Capital Line is generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.00% per annum (based upon the prevailing utilization); or

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

The Company has the ability to elect the availability under the Working Capital Line between $30.0 million to $82.5 million. Availability under the working capital line will be subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

•
Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital through December 30, 2016 equal to the greater of $5.0 million or 10%, and from December 31, 2016 and thereafter equal to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line.

•
Minimum Adjusted Tangible Net Worth. Spark Energy, Inc. must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

•
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

•
Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding the Working Capital Facility and qualifying subordinated debt) to Adjusted EBITDA of a maximum of 2.50 to 1.00.

The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

•	incur certain additional indebtedness;

•	grant certain liens;

•	engage in certain asset dispositions;

•	merge or consolidate;

•	make certain payments, distributions, investments, acquisitions or loans; or

•	enter into transactions with affiliates.

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
7. Fair Value Measurement
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

	Level 1	Level 2	Level 3	Total
June 30, 2016
Non-trading commodity derivative assets	$243	$2,890	$—	$3,133
Trading commodity derivative assets	—	11	—	11
Total commodity derivative assets	$243	$2,901	$—	$3,144
Non-trading commodity derivative liabilities	$—	$(2,387)	$—	$(2,387)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$—	$(2,387)	$—	$(2,387)
Contingent payment arrangement	$—	$—	$(1,500)	$(1,500)

	Level 1	Level 2	Level 3	Total
December 31, 2015
Non-trading commodity derivative assets	$—	$200	$—	$200
Trading commodity derivative assets	—	405	—	405
Total commodity derivative assets	$—	$605	$—	$605
Non-trading commodity derivative liabilities	$(3,324)	$(7,661)	$—	$(10,985)
Trading commodity derivative liabilities	—	(253)	—	(253)
Total commodity derivative liabilities	$(3,324)	$(7,914)	$—	$(11,238)
Contingent payment arrangement	$—	$—	$(500)	$(500)
The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2016 and the year ended December 31, 2015.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of June 30, 2016 and December 31, 2015, the credit risk valuation adjustment was not material.
The contingent payment arrangement referred to above reflects the CenStar Earnout incurred in connection with the acquisition of CenStar and is recorded in other current liabilities in the condensed consolidated balance sheet. The CenStar Earnout is based on a financial measurement attributable to the operations of CenStar for the year following the closing of the acquisition. In determining the fair value of the CenStar Earnout, the Company forecasted a one year performance measurement, as defined by the CenStar stock purchase agreement. As this calculation is based on management's estimates of the liability, we classified the CenStar Earnout as a Level 3 measurement as of June 30, 2016. We anticipate payment of the CenStar Earnout within one year from the close of the performance measurement period, which ended in July 2016. The $1.0 million increase in our estimate of the CenStar Earnout for the six months ended June 30, 2016 was determined based on results of operations and was recorded as general and administrative expense in our condensed consolidated statements of operations.
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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2016 and December 31, 2015, the Company had zero and $0.1 million in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	June 30, 2016	December 31, 2015
Natural Gas	MMBtu	1,792	7,543
Natural Gas Basis	MMBtu	—	455
Electricity	MWh	1,304	1,187

Trading

Commodity	Notional	June 30, 2016	December 31, 2015
Natural Gas	MMBtu	(354)	8
Natural Gas Basis	MMBtu	—	(455)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016	2015
Gain (loss) on non-trading derivatives, net	$5,487	$(4,808)
Loss on trading derivatives, net	(77)	(66)
Gain (loss) on derivatives, net	5,410	(4,874)
Current period settlements on non-trading derivatives (1)	4,394	4,493
Current period settlements on trading derivatives	71	40
Total current period settlements on derivatives	$4,465	$4,533

(1)
Excludes settlements of $0.9 million and $0.2 million, respectively, for the three months ended June 30, 2016 and 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

	Six Months Ended June 30,
	2016	2015
Loss on non-trading derivatives, net	$(4,133)	$(6,008)
Loss on trading derivatives, net	(206)	(171)
Loss on derivatives, net	(4,339)	(6,179)
Current period settlements on non-trading derivatives (1)	15,672	8,608
Current period settlements on trading derivatives	65	116
Total current period settlements on derivatives	$15,737	$8,724

(1)
Excludes settlements of $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2016 and 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	June 30, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$5,681	$(2,987)	$2,694	$—	$2,694
Trading commodity derivatives	23	(12)	11	—	11
Total Current Derivative Assets	5,704	(2,999)	2,705	—	2,705
Non-trading commodity derivatives	705	(266)	439	—	439
Total Non-current Derivative Assets	705	(266)	439	—	439
Total Derivative Assets	$6,409	$(3,265)	$3,144	$—	$3,144

	June 30, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(3,489)	$1,560	$(1,929)	$—	$(1,929)
Trading commodity derivatives	—	—	—	—	—
Total Current Derivative Liabilities	(3,489)	1,560	(1,929)	—	(1,929)
Non-trading commodity derivatives	(683)	225	(458)	—	(458)
Total Non-current Derivative Liabilities	(683)	225	(458)	—	(458)
Total Derivative Liabilities	$(4,172)	$1,785	$(2,387)	$—	$(2,387)

	December 31, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$589	$(389)	$200	$—	$200
Trading commodity derivatives	411	(6)	405	—	405
Total Current Derivative Assets	1,000	(395)	605	—	605
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$1,000	$(395)	$605	$—	$605

	December 31, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(13,618)	$3,151	$(10,467)	$100	$(10,367)
Trading commodity derivatives	(320)	67	(253)	—	(253)
Total Current Derivative Liabilities	(13,938)	3,218	(10,720)	100	(10,620)
Non-trading commodity derivatives	(950)	332	(618)	—	(618)
Total Non-current Derivative Liabilities	(950)	332	(618)	—	(618)
Total Derivative Liabilities	$(14,888)	$3,550	$(11,338)	$100	$(11,238)

9. Taxes

Income Taxes

The Company and CenStar are each subject to U.S. federal income tax as a corporation. Spark HoldCo and its subsidiaries, with the exception of CenStar, are treated as flow-through entities for U.S. federal income tax purposes, and, as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, the Company is subject to U.S. federal income taxation on its allocable share of Spark HoldCo’s net U.S. taxable income.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent and presented as a single noncurrent amount for each tax-payment component of an entity. The ASU 2015-17 is effective for fiscal years beginning after December 15, 2016; however, the Company elected early adoption on January 1, 2016, on a retrospective basis. The adoption of ASU 2015-17 resulted in the reclassification of previously-classified net current deferred taxes of approximately $0.9 million from other current liabilities, resulting in a $23.4 million noncurrent deferred tax asset and a $0.9 million noncurrent deferred tax liability on the Company’s condensed consolidated balance sheet at December 31, 2015. There was no impact to our condensed consolidated statements of operations for the three and six months ended June 30, 2016 or 2015.

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

On February 3, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $8.0 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at June 30, 2016.

On April 1, 2016, Retailco exchanged 1,725,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $7.6 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at June 30, 2016.

On June 8, 2016, Retailco exchanged 500,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $5.3 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $6.9 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $2.6 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at June 30, 2016.

As of June 30, 2016, the Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of June 30, 2016, the Company had a total liability of $20.7 million for the effect of the Tax Receivable Agreement liability, with approximately $19.3 million classified as a long-term liability and $1.4 million classified as a current liability related to the IPO. The Company had a long-term deferred tax asset of approximately $7.9 million related to the Tax Receivable Agreement liability related to the IPO. See Note 11 “Transactions with Affiliates” for further discussion.

The effective U.S. federal and state income tax rate for the six months ended June 30, 2016 and 2015 is 17.8% and 5.7%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The higher effective tax rate for the six months ended June 30, 2016 is primarily attributable to the CenStar acquisition, discrete items and a decrease in the non-controlling interest. The CenStar acquisition resulted in an increase in the effective tax rate based on its taxable status as a corporation. The discrete items were related to revisions of prior period state income. The remaining increase is primarily attributable to units exchanged by Retailco which corresponds with an increase in taxable income allocable to the Company from Spark HoldCo that is subject to U.S. federal income taxation.

Total income tax expense for the six months ended June 30, 2016 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income. The February, April and June 2016 exchanges by Retailco decreased the effective tax rate benefit attributable to non-controlling interest.

10. Commitment and Contingencies
From time to time, the Company may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Other than proceedings discussed below, management does not believe that we are a party to any litigation, claims or proceedings that will have a material impact on the Company’s condensed consolidated financial condition or results of operations. Liabilities for loss contingencies arising from claims, assessments, litigations or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2006 to 2016 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. We accrued an additional $1.6 million during the three and six months ended June 30, 2016, which increased accrued liabilities for these indirect tax audits to reflect our best estimate of the amounts we believe we will owe to $1.9 million at June 30, 2016. The outcome of these indirect tax audits may result in additional expense.

Legal Proceedings

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act and (ii) Spark Energy Gas, LLC  breached its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiff seeks unspecified compensatory and punitive damages for himself and the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On March 14, 2016, Spark Energy Gas, LLC and Spark Energy, Inc. filed a Motion to Dismiss this case. On April 18, 2016, Plaintiff filed his Opposition to the Motion to Dismiss. On April 25, 2016, Spark Energy, Inc. and Spark Energy Gas, LLC filed a Reply in support of their Motion to Dismiss. The Motion to Dismiss was set on the Court's submission docket for May 2, 2016. The parties are currently waiting on the Court’s ruling. Discovery has not yet commenced in this matter. We cannot predict the outcome or consequences of this case.

Arturo Amaya et al v. Spark Energy Gas, LLC is a purported class action filed on May 22, 2015 in the United States District Court for the Northern District of California alleging, among other things, that certain door-to-door sales representatives engaged as independent contractors for Spark Energy Gas, LLC allegedly engaged in deceptive practices in violation of the California Civil Code, California Unfair Competition Law, California False Advertising Law and the California Consumer Legal Remedies Act while marketing Spark Energy Gas, LLC’s gas services to consumers in California. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On September 29, 2015, Spark Energy Gas, LLC filed a motion to dismiss the complaint in its entirety and a motion to compel arbitration in the case of one of the named plaintiffs. On April 11, 2016 the Court issued an Order denying without prejudice Spark Energy Gas, LLC’s Motion to Compel Arbitration and denying the Motion to Dismiss. The Court also reset the date to hear any Motion for Class Certification that plaintiffs may file in this matter to August 5, 2016.  On April 15, 2016, the parties attended a court-ordered mediation during which a confidential resolution of this matter was reached. Subsequently, a confidential settlement agreement and release of all claims was executed by the parties. On July 5, 2016, a Joint Stipulation of Dismissal with Prejudice was filed with the Court. On July 6, 2016, the Court issued an Order Dismissing the Entire Action. We expensed and paid $0.5 million related to this litigation during the six months ended June 30, 2016 in our condensed consolidated statement of operations.

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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three and six months ended June 30, 2016.
Accounts Receivable and Payable—Affiliates

The Company recorded current accounts receivable—affiliates of $1.0 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively, and current accounts payable—affiliates of $2.0 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.
Prepaid Assets—Affiliates

The Company prepaid NuDevco Retail and Retailco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets—affiliates of $0.1 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

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
Revenues and Cost of Revenues—Affiliates
The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from an affiliate. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 related to this agreement were $0.4 million and $3.1 million, respectively. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 related to this agreement were $1.6 million and $6.2 million, respectively.
The Company also purchases natural gas at a nearby third-party plant inlet which is then sold to an affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 related to these sales were less than $0.1 million and $0.2 million, respectively. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 related to these sales were $0.2 million and $0.7 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with another affiliate at its pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement renews annually on February 28 at a fixed rate per MMBtu without a minimum monthly payment. While this transportation agreement remains in effect, this entity was no longer an affiliate as Mr. Maxwell terminated his interest in the affiliate on May 16, 2016. Cost of revenues—affiliates, recorded in retail cost of revenues in the condensed consolidated statements of operations related to this activity, was less than $0.1 million for each of the periods from April 1, 2016 to May 16, 2016 and from January 1, 2016 to May 16, 2016.
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

The total net amount direct billed and allocated from affiliates was $4.6 million and $9.6 million, respectively, for the three and six months ended June 30, 2016. Of this total net amount, the Company recorded general and administrative expense of $3.8 million and $8.0 million for the three and six months ended June 30, 2016, respectively, in the condensed consolidated statement of operations in connection with fees paid under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.5 million and $1.1 million of property and equipment for the application, development and implementation of various systems during three and six months ended June 30, 2016. The remaining amount was direct billed and allocated from other affiliates and recorded as general and administrative expense in the condensed consolidated statement of operations.

The total net amount direct billed and allocated to affiliates was $0.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2015, which was recorded as a reduction in general and administrative expense in the condensed consolidated statement of operations.

Distributions to and Contributions from Affiliates

During the six months ended June 30, 2016 and 2015, the Company made distributions to NuDevco Retail and Retailco of $6.4 million and $7.8 million in conjunction with the payment of its quarterly distributions attributable to its holding of Spark HoldCo units. During the six months ended June 30, 2016, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $3.5 million in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc. Additionally, during the six months ended June 30, 2015, the Company received a contribution from NuDevco of $0.1 million as NuDevco forgave an account payable due to NuDevco that arose from the payment of withholding taxes related to the vesting of restricted stock units of certain employees of NuDevco who perform services for the Company.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the six months ended June 30, 2016, the Company received $0.6 million from Retailco for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our condensed consolidated balance sheet.

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

We expect to meet the threshold coverage ratio required to fund the first payment to Retailco under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016. As such, the initial payment of $1.4 million under the Tax Receivable Agreement due in late 2016 was recorded as a current liability in our condensed consolidated balance sheet at June 30, 2016.

12. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $20.8 million and $23.0 million and asset optimization cost of revenues of $21.5 million and $23.1 million for the three months ended June 30, 2016 and 2015, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $63.1 million and $93.0 million and asset optimization cost of revenues of $63.3 million and $91.1 million for the six months ended June 30, 2016 and

2015, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
To assess the performance of the Company’s operating segments, the Chief Operating Decision Maker analyzes retail gross margin. The Company defines retail gross margin as operating income plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (i) net asset optimization revenues (expenses), (ii) net gains (losses) on derivative instruments, and (iii) net current period cash settlements on derivative instruments. The Company deducts net gains (losses) on derivative instruments, excluding current period cash settlements, from the retail gross margin calculation in order to remove the non-cash impact of net gains and losses on derivative instruments.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$15,474	$4,497	$32,201	$17,987
Interest and other income	(194)	(186)	(99)	(321)
Interest expense	619	234	1,373	615
Operating Income	15,899	4,545	33,475	18,281
Depreciation and amortization	6,244	6,038	13,033	10,316
General and administrative	16,199	13,712	33,580	28,416
Less:
Net asset optimization (expenses) revenues	(676)	(67)	(150)	1,862
Net, Gain (losses) on non-trading derivative instruments	5,487	(4,808)	(4,133)	(6,008)
Net, Cash settlements on non-trading derivative instruments	4,394	4,493	15,672	8,608
Retail Gross Margin	$29,137	$24,677	$68,699	$52,551

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$57,556	$18,631	$—	$—	$76,187
Retail cost of revenues	33,302	4,543	—	—	37,845
Less:
Net asset optimization expenses	—	(676)	—	—	(676)
Gains on non-trading derivatives	3,599	1,888	—	—	5,487
Current period settlements on non-trading derivatives	2,981	1,413	—	—	4,394
Retail Gross Margin	$17,674	$11,463	$—	$—	$29,137
Total Assets at June 30, 2016	$184,869	$123,679	$113,913	$(254,399)	$168,062
Goodwill at June 30, 2016	$16,476	$1,903	$—	$—	$18,379

Three Months Ended June 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$48,698	$21,545	$—	$—	$70,243
Retail cost of revenues	36,458	9,490	—	—	45,948
Less:
Net asset optimization expenses	—	(67)	—	—	(67)
(Losses) gains on non-trading derivatives	(5,459)	651	—	—	(4,808)
Current period settlements on non-trading derivatives	2,516	1,977	—	—	4,493
Retail Gross Margin	$15,183	$9,494	$—	$—	$24,677
Total Assets at December 31, 2015	$150,245	$113,583	$88,823	$(190,417)	$162,234
Goodwill at December 31, 2015	$16,476	$1,903	$—	$—	$18,379

Six Months Ended June 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$119,489	$67,243	$—	$—	$186,732
Retail cost of revenues	79,602	27,042	—	—	106,644
Less:
Net asset optimization expenses	—	(150)	—	—	(150)
(Losses) gains on non-trading derivatives	(5,791)	1,658	—	—	(4,133)
Current period settlements on non-trading derivatives	12,598	3,074	—	—	15,672
Retail Gross Margin	$33,080	$35,619	$—	$—	$68,699
Total Assets at June 30, 2016	$184,869	$123,679	$113,913	$(254,399)	$168,062
Goodwill at June 30, 2016	$16,476	$1,903	$—	$—	$18,379

Six Months Ended June 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$93,147	$78,899	$—	$—	$172,046
Retail cost of revenues	72,077	42,956	—	—	115,033
Less:
Net asset optimization revenues	—	1,862	—	—	1,862
(Losses) gains on non-trading derivatives	(6,092)	84	—	—	(6,008)
Current period settlements on non-trading derivatives	2,417	6,191	—	—	8,608
Retail Gross Margin	$24,745	$27,806	$—	$—	$52,551
Total Assets at December 31, 2015	$150,245	$113,583	$88,823	$(190,417)	$162,234
Goodwill at December 31, 2015	$16,476	$1,903	$—	$—	$18,379

13. Subsequent Events

Declaration of Dividends

On July 20, 2016, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on August 29, 2016 and payable on September 13, 2016.

Provider Power Membership Interest Purchase Agreement and Related Transactions

On August 1, 2016, the Company and Spark HoldCo closed the previously announced purchase of all of the outstanding membership interests in Electricity Maine, LLC, a Maine limited liability company; Electricity N.H., LLC, a Maine limited liability company; and Provider Power Mass, LLC, a Maine limited liability company (the “Provider Companies”). On August 1, 2016, the Company and Spark HoldCo also issued 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to Retailco for aggregate proceeds of $13,994,840 in order to fund a part of the purchase price of the Provider Companies.

Amendment to Senior Credit Facility

The Company, Spark HoldCo and certain of their subsidiaries entered into Amendment No. 4 to the Senior Credit Facility, effective August 1, 2016, to, among other things, provide for the purchase of the Provider Companies and the Company’s previously announced purchase of all of the outstanding membership interests in Major Energy Services LLC, a New York limited liability company, Major Energy Electric Services LLC, a New York limited liability company, and Respond Power LLC, a New York limited liability company (the “Major Energy Companies”). Amendment No. 4 also raises the minimum availability under the Working Capital Line to $40.0 million.

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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors which could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

•	federal, state and local regulation,

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of internal billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority stockholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	competition, and

•	other factors discussed in "Risk Factors" in our Form 10-K for the year ended December 31, 2015, our Form 10-Q for the quarter ended March 31, 2016 and in our other public filings and press releases.

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
Overview

Spark Energy, Inc. ("Spark Energy," the "Company," "we" or "us") is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2016, we operated in 66 utility service territories across 16 states.

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the three months ended June 30, 2016 and 2015, approximately 24% and 31%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2016 and 2015, approximately 76% and 69%, respectively, of our retail revenues were derived from the sale of electricity.

Recent Developments

Declaration of Dividends

On July 20, 2016, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on August 29, 2016 and payable on September 13, 2016.

Provider Power Membership Interest Purchase Agreement and Related Transactions

On August 1, 2016, the Company and Spark HoldCo closed the previously announced purchase of all of the outstanding membership interests in Electricity Maine, LLC, a Maine limited liability company; Electricity N.H., LLC, a Maine limited liability company; and Provider Power Mass, LLC, a Maine limited liability company (the “Provider Companies”). On August 1, 2016, the Company and Spark HoldCo also issued 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to Retailco for aggregate proceeds of $13,994,840 in order to fund a part of the purchase price of the Provider Companies.

Amendment to Senior Credit Facility

The Company, Spark HoldCo and certain of their subsidiaries have entered into Amendment No. 4 to the Senior Credit Facility, effective August 1, 2016, to, among other things, provide for the purchase of the Provider Companies and the Company’s previously announced purchase of all of the outstanding membership interests in Major Energy Services LLC, a New York limited liability company, Major Energy Electric Services LLC, a New York limited liability company, and Respond Power LLC, a New York limited liability company (the “Major Energy Companies”). For a more detailed description of the Senior Credit Facility, as amended, please see “—

Liquidity and Capital Resources—Senior Credit Facility.” Amendment No. 4 also raises the minimum availability under the Working Capital Line to $40.0 million.

Investment in eREX Spark Marketing Joint Venture

The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are party to an agreement ("JV Agreement") to form a new joint venture eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. ESM has received more than 20,000 customer applications, which are currently not included in our count of residential customer equivalents ("RCEs").

Residential Customer Equivalents

The following table shows activity of our RCEs during the three months ended June 30, 2016:

RCEs:
(In thousands)	March 31, 2016	Additions	Attrition	June 30, 2016	% Increase (Decrease)
Retail Electricity RCEs	257	33	(32)	258	—%
Retail Natural Gas RCEs	158	10	(17)	151	(4)%
Total Retail RCEs	415	43	(49)	409	(1)%

The following table details our RCEs by geographical location as of June 30, 2016:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	155	60%	68	45%	223	55%
Midwest	45	17%	49	32%	94	23%
Southwest	58	23%	34	23%	92	22%
Total	258	100%	151	100%	409	100%

The geographical regions noted above include the following states:

•	East - New York, Connecticut, Massachusetts, Pennsylvania, Maryland, New Jersey, and Florida;

•	Midwest - Illinois, Indiana, Ohio and Michigan; and

•	Southwest - Texas, California, Colorado, Arizona and Nevada.

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We expect an emphasis on growth through acquisition to continue.

Acquisitions. Our Founder formed National Gas & Electric, LLC (“NG&E”) in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to us. We currently expect that we would fund any potential drop-downs with some combination of cash, subordinated debt, or the issuance of Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration paid for the assets will depend, among other things, on our capital structure and liquidity at the time of any drop-down. This drop-down strategy affords us access to opportunities that might not otherwise be available to us due to our size and availability of capital.

Additionally, we may independently acquire both portfolios of customers as well as smaller retail energy companies through some combination of cash, borrowings under the Acquisition Line (defined below) of the Senior Credit Facility (defined below), through the issuance of Class A common stock to the public, or through financing arrangements with our Founder and his affiliates.

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

Customer Acquisition Cost

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

Customer acquisition cost for the three months ended June 30, 2016 was approximately $2.8 million. We have reduced the amount we spend on organic customer acquisition cost in recent quarters in order to maintain, rather than grow, our current level of RCEs, and have shifted our resources to acquisitions.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended June 30, 2016 was 4.0%. Our customer attrition has been lower in recent quarters as we focused on the acquisition of higher lifetime value customers, proactive renewals and other customer relationship strategies to maintain a low level of customer attrition.

Customer Credit Risk

Our bad debt expense for the three and six months ended June 30, 2016 was less than 1.0% of non-POR market retail revenues. An increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets have led to a reduction in the bad debt expense in 2016.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. During the three months ended June 30, 2016, we experienced milder than anticipated weather conditions, which negatively impacted overall customer usage and resulted in fewer megawatts of electricity and fewer MMBtu of natural gas sold.

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

Net asset optimization results were a loss of $0.7 million for the three months ended June 30, 2016, primarily due to limited arbitrage opportunities we captured during the three months ended June 30, 2016, offset by $0.9 million of our annual legacy demand charges allocated to the quarter. During the full year 2016, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

How We Evaluate Our Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Adjusted EBITDA	$11,486	$5,448	$32,546	$15,632
Retail Gross Margin	$29,137	$24,677	$68,699	$52,551

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

We deduct all current period customer acquisition costs (representing spending for organic customer acquisitions) in the Adjusted EBITDA calculation because such costs reflect a cash outlay in the period in which they are incurred, even though we capitalize such costs and amortize them over two years in accordance with our accounting policies. The deduction of current period customer acquisition costs is consistent with how we manage our business, but the comparability of Adjusted EBITDA between periods may be affected by varying levels of customer acquisition costs. For example, our Adjusted EBITDA is lower in periods of organic customer growth reflecting larger organic customer acquisition spending.

We do not deduct the cost of customer acquisitions through acquisitions of businesses or portfolios of customers in calculated Adjusted EBITDA.

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

We believe retail gross margin provides information useful to investors as an indicator of our retail energy business's operating performance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$10,738	$4,039	$26,478	$16,968
Depreciation and amortization	6,244	6,038	13,033	10,316
Interest expense	619	234	1,373	615
Income tax expense	4,736	458	5,723	1,019
EBITDA	22,337	10,769	46,607	28,918
Less:
Net, Gains (losses) on derivative instruments	5,410	(4,874)	(4,339)	(6,179)
Net, Cash settlements on derivative instruments	4,465	4,533	15,737	8,724
Customer acquisition costs	2,800	6,271	5,104	11,900
Plus:
Non-cash compensation expense	1,824	609	2,441	1,159
Adjusted EBITDA	$11,486	$5,448	$32,546	$15,632

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$18,112	$16,447	$43,614	$35,693
Amortization of deferred financing costs	(118)	(51)	(235)	(101)
Bad debt expense	445	(1,232)	(462)	(4,179)
Interest expense	619	234	1,373	615
Income tax expense	4,736	458	5,723	1,019
Changes in operating working capital
Accounts receivable, prepaids, current assets	(15,901)	(19,120)	(19,508)	(23,903)
Inventory	1,647	2,434	(1,837)	(5,087)
Accounts payable and accrued liabilities	(416)	6,504	4,974	12,315
Other	2,362	(226)	(1,096)	(740)
Adjusted EBITDA	$11,486	$5,448	$32,546	$15,632
Cash Flow Data:
Cash flows provided by operating activities	$18,112	$16,447	$43,614	$35,693
Cash flows used in investing activities	(1,029)	(451)	(1,862)	(892)
Cash flows used in financing activities	(12,770)	(16,160)	(38,964)	(34,145)

The following table presents a reconciliation of Retail Gross Margin to operating income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$15,899	$4,545	$33,475	$18,281
Depreciation and amortization	6,244	6,038	13,033	10,316
General and administrative	16,199	13,712	33,580	28,416
Less:
Net asset optimization (expenses) revenues	(676)	(67)	(150)	1,862
Net, Gains (losses) on non-trading derivative instruments	5,487	(4,808)	(4,133)	(6,008)
Net, Cash settlements on non-trading derivative instruments	4,394	4,493	15,672	8,608
Retail Gross Margin	$29,137	$24,677	$68,699	$52,551

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

(In Thousands)	Three Months Ended June 30,
	2016	2015	Change
Revenues:
Retail revenues	$76,863	$70,310	$6,553
Net asset optimization expenses	(676)	(67)	(609)
Total Revenues	76,187	70,243	5,944
Operating Expenses:
Retail cost of revenues	37,845	45,948	(8,103)
General and administrative	16,199	13,712	2,487
Depreciation and amortization	6,244	6,038	206
Total Operating Expenses	60,288	65,698	(5,410)
Operating income	15,899	4,545	11,354
Other (expense)/income:
Interest expense	(619)	(234)	(385)
Interest and other income	194	186	8
Total other expenses	(425)	(48)	(377)
Income before income tax expense	15,474	4,497	10,977
Income tax expense	4,736	458	4,278
Net income	$10,738	$4,039	$6,699
Adjusted EBITDA (1)	$11,486	$5,448	$6,038
Retail Gross Margin (1)	29,137	24,677	4,460
Customer Acquisition Costs	2,800	6,271	(3,471)
RCE Attrition	4.0%	5.2%	(1.2)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended June 30, 2016 were approximately $76.2 million, an increase of approximately $6.0 million, or 9%, from approximately $70.2 million for the three months ended June 30, 2015, as indicated in the table below (in millions).

Change in electricity volumes sold	$15.9
Change in natural gas volumes sold	2.1
Change in electricity unit revenue per MWh	(7.0)
Change in natural gas unit revenue per MMBtu	(4.4)
Change in net asset optimization revenue (expense)	(0.6)
Change in total revenues	$6.0

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2016 was approximately $37.8 million, a decrease of approximately $8.1 million, or 18%, from approximately $45.9 million for the three months ended June 30, 2015, as indicated in the table below (in millions).

Change in electricity volumes sold	$10.9
Change in natural gas volumes sold	1.2
Change in electricity unit cost per MWh	(4.5)
Change in natural gas unit cost per MMBtu	(5.5)
Change in value of retail derivative portfolio	(10.2)
Change in retail cost of revenues	$(8.1)

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2016 was approximately $16.2 million, an increase of approximately $2.5 million, or 18%, as compared to $13.7 million for the three months ended June 30, 2015. This increase was primarily due to increased billing and other variable costs associated with increased RCEs primarily due to the acquisitions of CenStar and Oasis and increased stock-based compensation associated with higher stock prices and additional equity awards, partially offset by a reduction in bad debt expense as we had better than anticipated collections from a higher value customer base as well as new collection initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2016 was approximately $6.2 million, an increase of approximately $0.2 million, or 3%, from approximately $6.0 million for the three months ended June 30, 2015. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of CenStar and Oasis, partially offset by decreased amortization expense from lower customer acquisition costs.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2016 was approximately $2.8 million, a decrease of approximately $3.5 million, or 55%, from approximately $6.3 million for the three months ended June 30, 2015. This decrease was primarily due to our decreased organic sales in the quarter as we have shifted our focus to growth through acquisitions and we have changed our residential vendor commission payment structure to better align such structure with lifetime customer value.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

In Thousands	Six Months Ended June 30,
	2016	2015	Change
Revenues:
Retail revenues	$186,882	$170,184	$16,698
Net asset optimization (expenses) revenues	(150)	1,862	(2,012)
Total Revenues	186,732	172,046	14,686
Operating Expenses:
Retail cost of revenues	106,644	115,033	(8,389)
General and administrative	33,580	28,416	5,164
Depreciation and amortization	13,033	10,316	2,717
Total Operating Expenses	153,257	153,765	(508)
Operating income	33,475	18,281	15,194
Other (expense)/income:
Interest expense	(1,373)	(615)	(758)
Interest and other income	99	321	(222)
Total other (expenses)/income	(1,274)	(294)	(980)
Income before income tax expense	32,201	17,987	14,214
Income tax expense	5,723	1,019	4,704
Net income	$26,478	$16,968	$9,510
Adjusted EBITDA (1)	$32,546	$15,632	$16,914
Retail Gross Margin (1)	68,699	52,551	16,148
Customer Acquisition Costs	5,104	11,900	(6,796)
RCE Attrition	4.2%	5.5%	(1.3)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the six months ended June 30, 2016 were approximately $186.7 million, an increase of approximately $14.7 million, or 9%, from approximately $172.0 million for the six months ended June 30, 2015, as indicated in the table below (in millions).

Change in electricity volumes sold	$41.1
Change in natural gas volumes sold	(2.0)
Change in electricity unit revenue per MWh	(14.7)
Change in natural gas unit revenue per MMBtu	(7.7)
Change in net asset optimization revenue (expense)	(2.0)
Change in total revenues	$14.7

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2016 was approximately $106.6 million, a decrease of approximately $8.4 million, or 7%, from approximately $115.0 million for the six months ended June 30, 2015, as indicated in the table below (in millions).

Change in electricity volumes sold	$30.2
Change in natural gas volumes sold	(1.3)
Change in electricity unit cost per MWh	(12.2)
Change in natural gas unit cost per MMBtu	(16.1)
Change in value of retail derivative portfolio	(9.0)
Change in retail cost of revenues	$(8.4)

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2016 was approximately $33.6 million, an increase of approximately $5.2 million, or 18%, as compared to $28.4 million for the six months ended June 30, 2015. This increase was primarily due to the change in estimate of the contingent consideration associated with the acquisition of CenStar, increased billing and other variable costs associated with increased RCEs, including those added as a result of the acquisitions of Oasis and CenStar, increased stock-based compensation associated with higher stock prices and additional equity awards, and additional litigation expense. This increase was partially offset by cost reductions from the Master Service Agreement with Retailco Services and lower overall bad debt expense as we had better than anticipated collections from a higher value customer base as well as new collection initiatives, and as the impact of attrition in the Southern California market was limited to 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2016 was approximately $13.0 million, an increase of approximately $2.7 million, or 26%, from approximately $10.3 million for the six months ended June 30, 2015. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of CenStar and Oasis and other acquisitions of retail customer books.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2016 was approximately $5.1 million, a decrease of approximately $6.8 million, or 57%, from approximately $11.9 million for the six months ended June 30, 2015. This decrease was primarily due to our decreased organic sales in the quarter as we have shifted our focus to growth through acquisitions and we have changed our residential vendor commission payment structure to better align such structure with lifetime customer value.
Operating Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit operating data)
Retail Natural Gas Segment
Total Revenues	$18,631	$21,545	$67,243	$78,899
Retail Cost of Revenues	4,543	9,490	27,042	42,956
Less: Net Asset Optimization (Expenses) Revenues	(676)	(67)	(150)	1,862
Less: Net Gains on non-trading derivatives, net of cash settlements	3,301	2,628	4,732	6,275
Retail Gross Margin—Gas	$11,463	$9,494	$35,619	$27,806
Volume of Gas (MMBtu)	2,511,369	2,290,913	8,623,800	8,854,958
Retail Gross Margin—Gas ($/MMBtu)	$4.56	$4.14	$4.13	$3.14
Retail Electricity Segment
Total Revenues	$57,556	$48,698	$119,489	$93,147
Retail Cost of Revenues	33,302	36,458	79,602	72,077
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	6,580	(2,943)	6,807	(3,675)
Retail Gross Margin—Electricity	$17,674	$15,183	$33,080	$24,745
Volume of Electricity (MWh)	565,452	426,402	1,152,130	799,253
Retail Gross Margin—Electricity ($/MWh)	$31.26	$35.61	$28.71	$30.96

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2016 were approximately $18.6 million, a decrease of approximately $2.9 million, or 14%, from approximately $21.5 million for the three months ended June 30, 2015. This decrease was primarily due to lower rates driven by the lower commodity pricing environment, partially offset by higher customer sales volumes. Lower commodity prices resulted in a decrease in total revenues of $4.4 million. Our increase in customer volumes resulted in an increase in total revenues of $2.1 million and was driven by the addition of customers through our CenStar and Oasis acquisitions, partially offset by a decreasing organic customer base, primarily in the Southwest, as we managed our customer acquisition costs to maintain RCEs at current levels.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2016 was approximately $4.5 million, a decrease of $5.0 million, or 52%, from approximately $9.5 million for the three months ended June 30, 2015. This decrease was due to decreased supply costs, which resulted in a decrease of $5.5 million, partially offset by the addition of customers through our CenStar and Oasis acquisitions, which resulted in an increase of $1.2 million. Additionally, we recognized a change in the value of our retail derivative portfolio used for hedging, which offset this decrease in natural gas prices and resulted in a decrease of $0.7 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2016 was approximately $11.5 million, an increase of approximately $2.0 million, or 21%, from approximately $9.5 million for the three months ended June 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$0.9
Change in unit margin per MMBtu	1.1
Change in retail natural gas segment retail gross margin	$2.0
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended June 30, 2016 were approximately $57.6 million, an increase of approximately $8.9 million, or 18%, from approximately $48.7 million for the three months ended June 30, 2015. This increase was largely because of an increase in volumes, primarily due to our CenStar and Oasis acquisitions and through organic growth in the East, which resulted in an increase of $15.9 million. This increase was partially offset by lower customer pricing, driven by the lower commodity pricing environment from milder than anticipated weather, which resulted in a decrease of $7.0 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2016 was approximately $33.3 million, a decrease of approximately $3.1 million, or 9%, from approximately $36.4 million for the three months ended June 30, 2015. This decrease was primarily due to decreased supply costs, which resulted in a decrease of $4.5 million. Additionally, we recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $9.5 million. This decrease was partially offset by the addition of customers primarily due to our CenStar and Oasis acquisitions and through organic growth in the East, which resulted in an increase of $10.9 million.
Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2016 was approximately $17.7 million, an increase of approximately $2.5 million, or 16%, from approximately $15.2 million for the three months ended June 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$5.0
Change in unit margin per MWh	(2.5)
Change in retail electricity segment retail gross margin	$2.5

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2016 were approximately $67.2 million, a decrease of approximately $11.7 million, or 15%, from approximately $78.9 million for the six months ended June 30, 2015. This decrease was due to lower rates driven by the lower commodity pricing environment and decreased customer sales volumes. Lower commodity prices resulted in a decrease in total revenues of $7.7 million. Additionally, lower customer sales volumes, due to milder weather and increased attrition in certain areas of the Midwest, resulted in a decrease of $2.0 million, as well as a $2.0 million decrease in net asset optimization revenues. These decreases in customer sales volumes were partially offset by the acquisitions of CenStar and Oasis.
Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2016 was approximately $27.0 million, a decrease of approximately $15.9 million, or 37%, from approximately $42.9 million for the six months ended June 30, 2015. This decrease was due to decreased supply costs, which resulted in a decrease of $16.1 million. Additionally, we had lower customers sales volumes, which resulted in a decrease of $1.3 million, as well as a change in the value of our retail derivative portfolio used for hedging, which offset this decrease in natural gas prices and resulted in an increase of $1.5 million.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2016 was approximately $35.6 million, an increase of approximately $7.8 million, or 28%, from approximately $27.8 million for the six months ended June 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$(0.7)
Change in unit margin per MMBtu	8.5
Change in retail natural gas segment retail gross margin	$7.8
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the six months ended June 30, 2016 were approximately $119.5 million, an increase of approximately $26.4 million, or 28%, from approximately $93.1 million for the six months ended June 30, 2015. This increase was because of an increase in volume, primarily due to the Oasis and CenStar acquisitions and the addition of several higher volume commercial customers in the East, which resulted in an increase of $41.1 million. This increase was partially offset by a decrease in electricity pricing, driven by the lower commodity pricing environment from milder than anticipated weather, which resulted in a decrease of $14.7 million.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2016 was approximately $79.6 million, an increase of approximately $7.5 million, or 10%, from approximately $72.1 million for the six months ended June 30, 2015. This increase was largely because of an increase in volume, primarily due to our CenStar and Oasis acquisitions and the addition of several higher volume commercial customers in the East, which resulted in an increase of $30.2 million. This increase was partially offset by decreased commodity prices, which resulted in a decrease in retail cost of revenues of $12.2 million. Additionally, there was a decrease of $10.5 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2016 was approximately $33.1 million, an increase of approximately $8.4 million, or 34%, from approximately $24.7 million for the six months ended June 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$10.9
Change in unit margin per MWh	(2.5)
Change in retail electricity segment retail gross margin	$8.4

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

The covenants under the Senior Credit Facility require us to hold increasing levels of net working capital over time. The Senior Credit Facility, as amended, includes a $25 million secured revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year with the balance due at maturity, which in turn increases availability under the line. We are constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this Acquisition Line.

In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. We have historically issued convertible subordinated notes and Class B common stock (and corresponding Spark HoldCo units) to an affiliate of our Founder and majority stockholder in order to finance acquisitions. There can be no assurance that our Founder and majority stockholder and their affiliates will continue to finance our acquisition activities through such notes and Class B common stock (and corresponding Spark HoldCo units).

In connection with this acquisition strategy, Retailco periodically sells shares of our Class A common stock into the market for the purposes of financing the underlying transactions. Our prospects could be negatively impacted if Retailco was unable to make such sales to fund its acquisition of assets to drop down to us.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs. The Company is financing the acquisitions of the Provider Companies and the Major Energy Companies through the issuance of Class B common stock and through excess capacity under the Acquisition Line. We believe that the financing of any additional growth through acquisitions in 2016 may require further equity financing and/or further expansion of our Acquisition Line to accommodate such growth.

The following table details our total liquidity as of the date presented:

(In thousands)	June 30, 2016
Cash and cash equivalents	$7,262
Senior Credit Facility Working Capital Line Availability (1)	65,265
Senior Credit Facility Acquisition Line Availability (2)	7,755
Total Liquidity	$80,282
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Senior Credit Facility.”
(2) Subject to Senior Credit Facility covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the six months ended June 30, 2016 included approximately $5.1 million for customer acquisitions and $1.4 million related to information systems improvements.
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

During the six months ended June 30, 2016, we paid dividends to holders of our Class A common stock related to the three months ended December 31, 2015, and March 31, 2016 in the amount of $0.3625 per share for each dividend declaration, or $3.7 million in the aggregate. On July 20, 2016, our Board of Directors declared a quarterly dividend of $0.3625 per share for the second quarter of 2016 to holders of the Class A common stock on August 29, 2016. This dividend will be paid on September 13, 2016. The dividends that we anticipate paying on an annualized basis equal approximately $1.45 per share or $9.4 million in the aggregate on an annualized basis based on 6,470,128 shares of Class A common stock outstanding at June 30, 2016. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $10.9 million on an annualized basis to holders of Spark HoldCo units based on 7,525,000 shares of Class B common stock outstanding at June 30, 2016, which would increase to $14.8 million on an annualized basis with the issuance of 2,699,742 additional Spark HoldCo units in connection with the acquisitions of the Provider Companies and the Major Energy Companies. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

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

We expect to meet the threshold coverage ratio required to fund the first payment to Retailco under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016. As such, the initial payment of $1.4 million under the Tax Receivable Agreement due in late 2016 was classified as a current liability in our condensed consolidated balance sheet at June 30, 2016. See Note 11 “Transactions with Affiliates” in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement. See “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2015 for risks related to the Tax Receivable Agreement.

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$43,614	$35,693	$7,921
Net cash used in investing activities	$(1,862)	$(892)	$(970)
Net cash used in financing activities	$(38,964)	$(34,145)	$(4,819)
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2016 increased by $7.9 million compared to the six months ended June 30, 2015. The increase was primarily due to an increase in retail gross margin in 2016, including the acquisitions of CenStar and Oasis, due to the lower commodity price environment, and reduced spending in customer acquisition costs in 2016.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $1.0 million for the six months ended June 30, 2016, which was primarily due to the increased capital spending on property and equipment and a contribution to ESM.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $4.8 million for the six months ended June 30, 2016. Cash flows used in financing activities were primarily due to additional dividends and distributions, respectively, made to holders of our Class A and Class B common stock and increased net payments under our Senior Credit Facility

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower,” and together with Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and

Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC, each a subsidiary of Spark HoldCo, the “Co-Borrowers”) are party to a senior secured revolving credit facility, as amended (“Senior Credit Facility”).

On June 1, 2016, the Company and the Co-Borrowers entered into Amendment No. 3 to the Senior Credit Facility to, among other things, increase the Working Capital Line (defined below) from $60.0 million to $82.5 million in accordance with the Co-Borrowers' right to increase under the existing terms of the Senior Credit Facility. Amendment No. 3 also provides for the addition of new lenders and re-allocates working capital and revolving commitments among existing and new lenders. Amendment No. 3 also provides for additional representations of the Co-Borrowers and additional protections of the lenders of the Senior Credit Facility.

The Company and the Co-Borrowers have entered into Amendment No. 4 to the Senior Credit Facility, effective August 1, 2016, to, among other things, provide for the acquisition of the Provider Companies and also provide for certain additional amendments automatically upon the closing of the acquisition of the Major Energy Companies, if such closing occurs prior to September 30, 2016. Upon the acquisition of the Major Energy Companies, the Major Energy Companies will become unrestricted subsidiaries, as that term is defined in the Senior Credit Facility. Amendment No. 4 also raises the minimum availability under the Working Capital Line to $40.0 million.

The Senior Credit Facility, as amended, includes a senior secured revolving working capital facility of $82.5 million ("Working Capital Line") and the $25.0 million secured revolving Acquisition Line, to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remainder due at maturity.
At the Borrower’s election, the interest rate under the Working Capital Line is generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.00% per annum (based upon the prevailing utilization); or

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

The Company has the ability to elect the availability under the Working Capital Line between $30.0 million to $82.5 million. Availability under the working capital line is subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-

Borrowers must generally seek approval of the Agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

The Senior Credit Facility also contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

▪
Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital through December 30, 2016 equal to the greater of $5.0 million or 10% of the elected availability under the Working Capital Line, and from December 31, 2016 and thereafter equal to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line.

▪
Minimum Adjusted Tangible Net Worth. The Co-Borrowers must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

▪
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

▪
Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding the Working Capital Facility and qualifying subordinated debt) to Adjusted EBITDA of a maximum of 2.50 to 1.00.

The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

•	incur certain additional indebtedness;

•	grant certain liens;

•	engage in certain asset dispositions;

•	merge or consolidate;

•	make certain payments, distributions, investments, acquisitions or loans; or

•	enter into transactions with affiliates.

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

During three and six months ended June 30, 2016, the Company recorded general and administrative expense of $3.8 million and $8.0 million, respectively, in connection with this Master Service Agreement. Additionally under the Master Service Agreement, we capitalized $0.5 million and $1.1 million, respectively, during three and six months ended June 30, 2016 of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

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

Each of the convertible subordinated notes is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the convertible subordinated notes so long as the Company is in compliance with its covenants, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility.

Investment in ESM. As previously mentioned, the Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are party to a JV Agreement to form ESM. To date, the Company contributed 83.3 million Japanese Yen, or $0.7 million, for 20% ownership of ESM. As certain conditions under the JV Agreement are met, the Company is committed to make additional capital contributions totaling 73.1 million Japanese Yen, or $0.7 million (based on exchange rates at June 30, 2016) through November 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016 we had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is selecting a transition method and determining the effect of the standard on its ongoing financial reporting.

The FASB issued additional amendments to ASU 2014-09, as amended by ASU 2015-14:

•
March 2016 - ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers.

•
April 2016 - ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals.

•
May 2016 - ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients ("ASU 2016-12"). ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires entities to use a current expected credit loss ("CECL") model, which is a new impairment model based on expected losses rather than incurred losses. The model requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain on non-trading derivative instruments net of cash settlements was $9.9 million and $11.5 million for the three and six months ended June 30, 2016, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2016, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 7,184 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2016 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2016 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of June 30, 2016, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 54,986 MWhs. An increase of 10% in the forward market prices from their June 30, 2016 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2016 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2016, we did not have a Gas Trading Fixed Price Open Position.
Credit Risk

In many of the utility service territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 64% and 63% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three and six months ended June 30, 2016, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.3% and 1.4%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.
In non-POR markets, we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three and six months ended June 30, 2016 was less than 1.0% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2016.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2016, approximately 89% of our total exposure of $3.8 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At June 30, 2016, we were co-borrowers under the Senior Credit Facility, under which $17.2 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2016, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.2 million. The Senior Credit Facility bears interest at a variable rate. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act and (ii) Spark Energy Gas, LLC  breached its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiff seeks unspecified compensatory and punitive damages for himself and the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On March 14, 2016, Spark Energy Gas, LLC and Spark Energy, Inc. filed a Motion to Dismiss this case. On April 18, 2016, Plaintiff filed his Opposition to the Motion to Dismiss. On April 25, 2016, Spark Energy, Inc. and Spark Energy Gas, LLC filed a Reply in support of their Motion to Dismiss. The Motion to Dismiss was set on the Court's submission docket for May 2, 2016. The parties are currently waiting on the Court’s ruling. Discovery has not yet commenced in this matter. We cannot predict the outcome or consequences of this case.

Arturo Amaya et al v. Spark Energy Gas, LLC

Arturo Amaya et al v. Spark Energy Gas, LLC is a purported class action filed on May 22, 2015 in the United States District Court for the Northern District of California alleging, among other things, that certain door-to-door sales representatives engaged as independent contractors for Spark Energy Gas, LLC allegedly engaged in deceptive practices in violation of the California Civil Code, California Unfair Competition Law, California False Advertising Law and the California Consumer Legal Remedies Act while marketing Spark Energy Gas, LLC’s gas services to consumers in California. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On September 29, 2015, Spark Energy Gas, LLC filed a motion to dismiss the complaint in its entirety and a motion to compel arbitration in the case of one of the named plaintiffs. On April 11, 2016 the Court issued an Order denying without prejudice Spark Energy Gas, LLC’s Motion to Compel Arbitration and denying the Motion to Dismiss. The Court also reset the date to hear any Motion for Class Certification that plaintiffs may file in this matter to August 5, 2016.  On April 15, 2016, the parties attended a court-ordered mediation during which a confidential resolution of this matter was reached. Subsequently, a confidential settlement agreement and release of all claims was executed by the parties. On July 5, 2016, a Joint Stipulation of Dismissal with Prejudice was filed with the Court. On July 6, 2016, the Court issued an Order Dismissing the Entire Action. We expensed and paid $0.5 million related to this litigation during the six months ended June 30, 2016 in our condensed consolidated statement of operation.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Risk Factors" in our 2015 Annual Report on Form 10-K and in Part II, Other Information and in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the "First Quarter 2016 Form 10-Q"). There has been no material change in our risk factors from those described in the 2015 Annual Report on Form 10-K and the First Quarter 2016 Form 10-Q. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Subscription Agreement, by and between Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC, dated as of May 3, 2016.	10-Q	10.1	5/5/2016	001-36559
10.2†	Indemnification Agreement between Spark Energy, Inc. and Nick W. Evans, Jr., dated May 25, 2016.	8-K	10.1	5/27/2016	001-36559
10.3†	Indemnification Agreement between Spark Energy, Inc. and Jason Garrett, dated May 25, 2016.	8-K	10.2	5/27/2016	001-36559
10.4*
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.

10.5†	Amended and Restated Employment Agreement, by and between Spark Energy, Inc. and Robert Lane, dated June 2, 2016.	8-K	10.1	6/3/2016	001-36559
10.6†	Employment Separation Agreement, by and between Spark Energy, Inc. and Georganne Hodges, dated June 2, 2016.	8-K	10.2	6/3/2016	001-36559
10.7†	Indemnification Agreement, by and between Spark Energy, Inc. and Robert Lane, dated June 2, 2016.	8-K	10.3	6/3/2016	001-36559
10.8	Amended and Restated Subscription Agreement, dated as of July 27, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.1	8/1/2016	001-36559
10.9	Amendment No. 4 to Amended and Restated Credit Agreement, effective as of August 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.	8-K	10.2	8/1/2016	001-36559

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

Spark Energy, Inc.

August 11, 2016	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
—	Subscription Agreement, by and between Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC, dated as of May 3, 2016.	10-Q	10.1	5/5/2016	001-36559
10.2†	Indemnification Agreement between Spark Energy, Inc. and Nick W. Evans, Jr., dated May 25, 2016.	8-K	10.1	5/27/2016	001-36559
10.3†	Indemnification Agreement between Spark Energy, Inc. and Jason Garrett, dated May 25, 2016.	8-K	10.2	5/27/2016	001-36559
10.4*
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.

10.5†	Amended and Restated Employment Agreement, by and between Spark Energy, Inc. and Robert Lane, dated June 2, 2016.	8-K	10.1	6/3/2016	001-36559
10.6†	Employment Separation Agreement, by and between Spark Energy, Inc. and Georganne Hodges, dated June 2, 2016.	8-K	10.2	6/3/2016	001-36559
10.7†	Indemnification Agreement, by and between Spark Energy, Inc. and Robert Lane, dated June 2, 2016.	8-K	10.3	6/3/2016	001-36559
10.8	Amended and Restated Subscription Agreement, dated as of July 27, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.1	8/1/2016	001-36559
10.9	Amendment No. 4 to Amended and Restated Credit Agreement, effective as of August 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.	8-K	10.2	8/1/2016	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement or managerial contract