Form 10-Q
period 2016-09-30
Spark Energy, Inc.
filed 2016-11-10
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes ☐    No ☒

There were 6,496,559 shares of Class A common stock and 10,224,742 shares of Class B common stock outstanding as of November 8, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 (unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (unaudited)	4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (unaudited)	6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM 4. CONTROLS AND PROCEDURES	67
PART II. OTHER INFORMATION	68
ITEM 1. LEGAL PROCEEDINGS	68
ITEM 1A. RISK FACTORS	68
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	68
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	68
ITEM 4. MINE SAFETY DISCLOSURES	68
ITEM 5. OTHER INFORMATION	68
ITEM 6. INDEX TO EXHIBITS	69
APPENDIX A	70
SIGNATURES	71
EXHIBIT INDEX	72

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$16,907	$4,474
Accounts receivable, net of allowance for doubtful accounts of $1.9 million as of September 30, 2016 and December 31, 2015, respectively	79,744	59,936
Accounts receivable—affiliates	2,836	1,840
Inventory	3,725	3,665
Fair value of derivative assets	1,536	605
Customer acquisition costs, net	15,565	13,389
Customer relationships, net	19,042	6,627
Prepaid assets (1)	1,515	700
Deposits	8,158	7,421
Other current assets	10,717	4,023
Total current assets	159,745	102,680
Property and equipment, net	4,866	4,476
Fair value of derivative assets	318	—
Customer acquisition costs, net	4,531	3,808
Customer relationships, net	24,478	6,802
Non-current deferred tax assets	56,101	23,380
Goodwill	79,556	18,379
Other assets	8,136	2,709
Total assets	$337,731	$162,234
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,964	$29,732
Accounts payable—affiliates	2,598	1,962
Accrued liabilities	31,744	12,245
Fair value of derivative liabilities	13,762	10,620
Current portion of Senior Credit Facility	49,269	27,806
Contingent consideration for acquisitions - current	11,325	500
Current portion of note payable	13,445	—
Other current liabilities	3,662	1,323
Total current liabilities	160,769	84,188
Long-term liabilities:
Fair value of derivative liabilities	1,467	618
Long-term payable pursuant to tax receivable agreement—affiliates	50,625	20,713
Long-term portion of Senior Credit Facility	—	14,592
Non-current deferred tax liability	—	853
Convertible subordinated notes to affiliate	6,542	6,339
Contingent consideration for acquisitions	7,611	—
Other long-term liabilities	—	1,612
Total liabilities	227,014	128,915
Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 6,496,559 issued and outstanding at September 30, 2016 and 3,118,623 issued and outstanding at December 31, 2015	65	31
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,224,742 issued and outstanding at September 30, 2016 and 10,750,000 issued and outstanding at December 31, 2015	103	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	23,476	12,565
Accumulated other comprehensive loss	(33)	—
Retained deficit	(681)	(1,366)
Total stockholders' equity	22,930	11,338
Non-controlling interest in Spark HoldCo, LLC	87,787	21,981
Total equity	110,717	33,319
Total liabilities and stockholders' equity	$337,731	$162,234

(1)
Prepaid assets includes prepaid assets—affiliates of less than $1 and $210 as of September 30, 2016 and December 31, 2015, respectively. See Note 12 "Transaction with Affiliates" for further discussion.

(2)	See Note 4 "Equity" for disclosure of our variable interest entity in Spark HoldCo, LLC.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (1)	2015 (2)	2016 (1)	2015 (2)
Revenues:
Retail revenues	$157,986	$91,812	$378,063	$261,996
Net asset optimization (expenses) revenues (3)	108	(545)	(42)	1,317
Total Revenues	158,094	91,267	378,021	263,313
Operating Expenses:
Retail cost of revenues (4)	122,830	60,967	248,593	176,000
General and administrative (5)	18,009	15,493	55,188	43,909
Depreciation and amortization	8,295	7,557	23,337	17,873
Total Operating Expenses	149,134	84,017	327,118	237,782
Operating income	8,960	7,250	50,903	25,531
Other (expense)/income:
Interest expense	(1,270)	(800)	(2,855)	(1,415)
Interest and other income	240	5	340	326
Total other expenses	(1,030)	(795)	(2,515)	(1,089)
Income before income tax expense	7,930	6,455	48,388	24,442
Income tax expense	1,129	580	6,852	1,599
Net income	$6,801	$5,875	$41,536	$22,843
Less: Net income attributable to non-controlling interests	6,618	4,561	34,839	18,959
Net income attributable to Spark Energy, Inc. stockholders	$183	$1,314	$6,697	$3,884
Other comprehensive loss, net of tax:
Currency translation loss	$(12)	$—	$(73)	$—
Other comprehensive loss	(12)	—	(73)	—
Comprehensive income	$6,789	$5,875	$41,463	$22,843
Less: Comprehensive income attributable to non-controlling interests	6,611	4,561	34,799	18,959
Comprehensive income attributable to Spark Energy, Inc. stockholders	$178	$1,314	$6,664	$3,884

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.03	$0.42	$1.23	$1.27
Diluted	$(0.04)	$0.31	$1.05	$1.09

Weighted average shares of Class A common stock outstanding
Basic	6,491	3,097	5,434	3,053
Diluted	7,055	14,232	6,050	13,948

(1)
Financial information has been recast to include results attributable to the acquisition of Major Energy Companies by an affiliate on April 15, 2016. See Notes 2 and 3 "Basis of Presentation" and "Acquisitions," respectively, for further discussion.

(2)
Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC from an affiliate on May 12, 2015. See Notes 2 "Basis of Presentation" for further discussion.

(3)
Net asset optimization (expenses) revenues includes asset optimization revenues—affiliates of $0 and $263 for the three months ended September 30, 2016 and 2015, respectively, and asset optimization revenues—affiliates cost of revenues of $0 and $3,382 for the three months ended September 30, 2016 and 2015, respectively and asset optimization revenues—affiliates of $154 and $928 for the nine months ended September 30, 2016 and 2015, respectively, and asset optimization revenue—affiliates cost of revenues of $1,633 and $9,589 for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Retail cost of revenues includes retail cost of revenues—affiliates of $0 for the three months ended September 30, 2016 and 2015, respectively, and less than $100 for the nine months ended September 30, 2016 and 2015 respectively.

(5)
General and administrative includes general and administrative expense—affiliates of $3,078 and $0 for the three months ended September 30, 2016, and 2015, respectively, and $11,521 and $100 for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2015	3,119	10,750	—	$31	$108	$—	$12,565	$(1,366)	$11,338	$21,981	$33,319
Stock based compensation	—	—	—	—	—	—	1,737	—	1,737	—	1,737
Restricted stock unit vesting	153	—	—	2	—	—	1,060	—	1,062	—	1,062
Excess tax benefit related to restricted stock vesting	—	—	—	—	—	—	186	—	186	—	186
Consolidated net income (1)	—	—	—	—	—	—	—	6,697	6,697	34,839	41,536
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	(33)	—	—	(33)	(40)	(73)
Beneficial conversion feature	—	—	—	—	—	—	243	—	243	—	243
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	(26,284)	(26,284)
Contribution of the Major Energy Companies in excess of cash	—	—	—	—	—	—	—	—	—	6,040	6,040
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	(6,012)	(6,012)	—	(6,012)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	941	—	941	—	941
Tax impact from tax receivable agreement upon exchange of units of Spark HoldCo, LLC to shares of Class A Common Stock	—	—	—	—	—	—	4,028	—	4,028	—	4,028
Exchange of shares of Class B common stock to shares of Class A common stock	3,225	(3,225)	—	32	(32)	—	2,716	—	2,716	(2,716)	—
Issuance of Class B Common Stock	—	2,700	—	$—	$27	$—	$—	$—	$27	$53,967	$53,994
Balance at September 30, 2016	6,497	10,225	—	$65	$103	$(33)	$23,476	$(681)	$22,930	$87,787	$110,717

(1)
Financial information has been recast to include results attributable to the acquisition of the Major Energy Companies from an affiliate on August 23, 2016. See Notes 2 and 3 "Basis of Presentation" and "Acquisitions," respectively, for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016 (1)	2015 (2)
Cash flows from operating activities:
Net income	$41,536	$22,843
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	32,743	17,873
Deferred income taxes	1,408	872
Stock based compensation	4,027	1,992
Amortization of deferred financing costs	465	295
Change in fair value of CenStar Earnout	843	—
Bad debt expense	842	6,082
Loss on derivatives, net	(2,887)	6,118
Current period cash settlements on derivatives, net	(18,693)	(15,120)
Other	314	21
Changes in assets and liabilities:
Decrease in restricted cash	—	707
Decrease in accounts receivable	21,147	18,566
(Increase) decrease in accounts receivable—affiliates	(997)	(216)
Decrease in inventory	568	2,978
Increase in customer acquisition costs	(10,234)	(17,725)
(Increase) decrease in prepaid and other current assets	(923)	11,110
Increase in intangible assets—customer relationships	—	(2,776)
Decrease (increase) in other assets	733	(256)
Decrease in accounts payable and accrued liabilities	(6,490)	(14,610)
Increase in accounts payable—affiliates	636	849
Decrease in other current liabilities	(1,783)	(1,534)
(Decrease) increase in other non-current liabilities	(1,612)	1,606
Net cash provided by operating activities	61,643	39,675
Cash flows from investing activities:
Purchases of property and equipment	(1,763)	(1,255)
Acquisition of CenStar and Oasis net assets	—	(41,234)
Acquisition of Major Energy Companies and Provider Companies net assets	(30,507)	—
Payment of CenStar Earnout	(1,343)	—
Investment in eREX Spark Marketing Joint Venture	(562)	(330)
Net cash used in investing activities	(34,175)	(42,819)
Cash flows from financing activities:
Borrowings on the Senior Credit Facility	47,923	52,225
Payments on the Senior Credit Facility	(44,601)	(38,000)
Contributions from NuDevco	—	129
Proceeds from issuance of Class B common stock	13,995	—
Proceeds from disgorgement of stockholders short-swing profits	941	—
Issuance of convertible subordinated notes to affiliate	—	7,075
Restricted stock vesting	(1,183)	(265)
Excess tax benefit related to restricted stock vesting	185	—
Payment of dividends to Class A common stockholders	(6,012)	(3,333)
Payment of distributions to non-controlling unitholders	(26,283)	(11,691)
Net cash (used in) provided by financing activities	(15,035)	6,140
Increase in cash and cash equivalents	12,433	2,996
Cash and cash equivalents—beginning of period	4,474	4,359
Cash and cash equivalents—end of period	$16,907	$7,355
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Issuance of Class B common stock to affiliates for Major Energy Companies acquisition	$40,000	$—
Contingent consideration - earnout obligations incurred in connection with the Provider Companies and Major Energy Companies acquisitions	$18,936	$—
Assumption of legal liability in connection with the Major Energy Companies acquisition	$5,000	$—
Contribution of the Major Energy Companies in excess of cash	$6,040	$—
Installment consideration incurred in connection with the Provider Companies acquisition	$3,023	$—
Property and equipment purchase accrual	$64	$11
Liability due to tax receivable agreement	$(29,912)	$—
Tax benefit from tax receivable agreement	$33,124	$—
Cash paid during the period for:
Interest	$1,450	$1,061
Taxes	$3,783	$157

(1)
Financial information has been recast to include results attributable to the acquisition of the Major Energy Companies from an affiliate on August 23, 2016. See Notes 2 and 3 "Basis of Presentation" and "Acquisitions," respectively, for further discussion.

(2)
Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC by an affiliate on May 12, 2015. See Notes 2 "Basis of Presentation" for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," "Company," "we" or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or shares in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis"), CenStar Energy Corp. ("CenStar"), Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC (collectively, the "Provider Companies"); and Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (collectively, the "Major Energy Companies"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.
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

CenStar is a retail energy provider incorporated on July 18, 2008 under the New York Business Corporation Law. We acquired CenStar on July 8, 2015.

The Provider Companies operate as retail energy providers. Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC were formed on June 17, 2010, January 20, 2012 and August 22, 2012, respectively, as limited liability companies under the Maine Limited Liability Company Act. We acquired the Provider Companies on August 1, 2016.

The Major Energy Companies operate as retail energy providers. Major Energy Services, LLC, Major Energy Electric Services, LLC and Respond Power, LLC were formed on October 11, 2005, September 12, 2007 and July 11, 2008, respectively, as limited liability companies under the New York Limited Liability Company Law. We completed the purchase of all the outstanding membership interests of the Major Energy Companies on August 23, 2016 from an affiliate, as described in Note 2.

We are a Delaware corporation formed on April 22, 2014 for the purpose facilitating an initial public offering ("IPO") of our Class A common stock, par value $0.01 per share ("Class A common stock"), and to become the sole managing member of, and to hold an ownership interest in, Spark HoldCo. In connection with our IPO, NuDevco Retail Holdings LLC ("NuDevco Retail Holdings") formed NuDevco Retail, LLC (“NuDevco Retail”), a single member limited liability company, on May 29, 2014, to hold the remaining Spark HoldCo units and shares of our Class B common stock, par value $0.01 per share ("Class B common stock"). In January 2016, Retailco, LLC

("Retailco") succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers. See Note 4 “Equity” for further discussion.
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
NuDevco Retail and Retailco have the right to exchange (the “Exchange Right”) all or a portion of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for Class A common stock (or cash at Spark Energy, Inc.’s or Spark HoldCo’s election (the “Cash Option”)) at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. In addition, NuDevco Retail and Retailco have the right, under certain circumstances, to cause the Company to register the offer and resale of NuDevco Retail's and Retailco's shares of Class A common stock obtained pursuant to the Exchange Right. Retail Acquisition Co., LLC ("RAC") is entitled to similar registration rights under the CenStar Note and Oasis Note. Refer to Note 7 "Debt" for further discussion.
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
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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

Presentation of the Acquisition of Oasis Power Holdings, LLC

On May 12, 2015, RAC, an affiliate of the Company, completed the acquisition of 100% of the membership interests of Oasis. Also, on May 12, 2015, Spark HoldCo entered into a Membership Interest Purchase Agreement (the "Oasis Purchase Agreement") with RAC for the purchase of all the membership interests of Oasis. Spark HoldCo completed the acquisition of Oasis from RAC on July 31, 2015. Because the acquisition of Oasis was a transfer of equity interests of entities under common control, the Company's historical financial statements reflect operations of Oasis from May 12, 2015 to July 31, 2015. The unaudited condensed consolidated financial statements for this recast period had been prepared from RAC's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Oasis during the recast period.

Presentation of the Acquisition of Major Energy Companies

On April 15, 2016, National Gas & Electric, LLC (“NG&E”), an affiliate of the Company, completed the acquisition of 100% of the membership interests of Major Energy Companies. On May 3, 2016, Spark HoldCo and Retailco entered into a Membership Interest Purchase Agreement (the "Major Purchase Agreement") with NG&E for the purchase of all of the membership interests of the Major Energy Companies. Spark HoldCo and Retailco completed the acquisition of the Major Energy Companies from NG&E on August 23, 2016. Because the acquisition of the Major Energy Companies was a transfer of equity interests of entities under common control, the Company's historical financial statements have been recast in this Form 10-Q to include the results attributable to Major Energy Companies from April 15, 2016. The unaudited condensed consolidated financial statements for this recast period have been prepared from Major Energy Companies' historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned the Major Energy Companies during the recast period.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements. See Note 14 “Subsequent Events” for further discussion.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported earnings.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Under current U.S. GAAP, excess tax benefits are currently recorded in equity and presented as a financing activity on the statement of cash flows. Upon adoption, excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of eight specific cash flow issues in the statement of cash flows. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash proceeds from the settlement of insurance claims, cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspects of more than one class of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This ASU should be applied using a retrospective transition method for each period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of the current and deferred income tax consequences of intercompany asset transfers other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

3. Acquisitions

Acquisition of the Provider Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of the Provider Companies. The Provider Companies serve electrical customers in Maine, New Hampshire and Massachusetts. The purchase price for the Provider Companies was approximately $34.1 million, which included $1.3 million in working capital, subject to adjustments, and up to $9.0 million in earnout payments, valued at $4.8 million as of the purchase date, to be paid by June 30, 2017, subject to the achievement of certain performance targets (the "Provider Earnout"). See Note 8 "Fair Value Measurements" for further discussion on the Provider Earnout. The purchase price was funded by the issuance of 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) sold to Retailco, valued at $14.0 million based on a value of $20 per share; borrowings under the Senior Credit Facility of $10.6 million; and $3.8 million in net installment consideration to be paid in ten monthly payments that commenced in August 2016. The first payment of $0.4 million was made with the initial consideration paid. See Note 7 "Debt" for further discussion of the Senior Credit Facility.

The acquisition of the Provider Companies has been accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase consideration is as follows (in thousands):

Cash	$51
Net working capital, net of cash acquired	1,229
Intangible assets - customer relationships and non-compete agreements	24,417
Intangible assets - trademark	529
Goodwill	26,040
Fair value of derivative liabilities	(18,163)
Total	$34,103

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, "Fair Value Measurement" ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 8 "Fair Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements were as follows:

Customer relationships. The customer relationships, reflective of the Provider Companies' customer base, were valued using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, intangible assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return to arrive at the present value of the expected future cash flows. These customer relationships were bifurcated between unhedged and hedged and will be amortized to depreciation and amortization based on the expected future net cash flows by year and expensed to Retail cost of revenues based on the expected term of the underlying fixed price contract acquired in each reporting period, respectively.

Trademark. The fair value of the Provider Companies' trademark is reflective of the value associated with the recognition and reputation of the Provider Companies to its target markets. The fair value of the trademark was estimated using the income approach. Under this approach, the Company estimated the expected trademark royalty revenue by analyzing market royalty rates of comparative trademark agreements and applying an expected royalty rate to estimate royalty revenue. Such estimated royalty revenue was then added to the forecast of the Provider Companies' revenue, which was then discounted using an appropriate risk adjusted rate of return. The trademark is being amortized over the estimated five-year life of the asset on a straight-line basis.

Non-compete agreements. The non-compete agreements provide the Company with a certain level of assurance that the Provider Companies' expected earnings stream will not be disrupted by competition from Provider Companies' previous members. The fair value of the non-compete agreements was determined using the differential valuation approach. Under this approach, the Company estimated the present value of expected future cash flows under two scenarios; one scenario assumes the non-compete agreements are in place and the other scenario assumes the absence of non-compete agreements. The resulting difference between the two scenarios is the implied value of the non-compete agreements, which was further adjusted by an estimated probability factor representing the likelihood that previous members of the Provider Companies would be successful competitors.

Goodwill. The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Provider Companies primarily due the value of its assembled workforce, along with access to new utility service territories. Goodwill recorded in connection with the acquisition of the Provider Companies is deductible for income tax purposes because the Provider Companies was an acquisition of all of the assets of the Provider Companies. The valuation and purchase price allocation of the Provider Companies was based on a preliminary fair value analysis. The Company anticipates adjustments to the working capital amounts that are expected to be finalized prior to the measurement period's expiration.

The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, included $19.6 million of revenue and $6.9 million of losses from operations related to the operations of the Provider Companies. We have not included pro forma information for the Provider Companies acquisition because it did not have a material impact on our financial position or results of operations.

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the transfer of all of the outstanding membership interests of the Major Energy Companies, which are retail energy companies operating in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania across 43 utilities, from NG&E in exchange for consideration of $63.2 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). In addition, the Company is obligated to issue up to 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (40,718 shares valued at $20 per share) as of the purchase date (the "Stock Earnout"). See Note 8 “Fair Value Measurements” for further discussion on the Major Earnout and Stock Earnout. The purchase price was funded by the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $20 per share, to NG&E. NG&E is owned by W. Keith Maxwell, III, our Chairman of the Board, founder and majority shareholder.
The acquisition of the Major Energy Companies by the Company and Spark HoldCo from NG&E was a transfer of equity interests of entities under common control on August 23, 2016. Accordingly, the assets acquired and liabilities assumed were based on their historical values as of August 23, 2016. NG&E acquired the Major Energy Companies on April 15, 2016 and the fair value of the net assets acquired were as follows (in thousands):

Cash	$17,368
Property and equipment	14
Intangible assets - customer relationships & non-compete agreements	24,271
Other assets - trademarks	4,973
Non-current deferred tax assets	1,042
Goodwill	35,137
Net working capital, net of cash acquired	(6,345)
Fair value of derivative liabilities	(7,260)
Total	$69,200

The initial working capital estimate paid to the Major Energy Companies by NG&E was $10.3 million. The Company subsequently paid $4.3 million in working capital to NG&E. Approximately $6.0 million was recorded as an equity transaction and treated as a contribution.
Goodwill was transferred based on the acquisition of the Major Energy Companies by NG&E on April 15, 2016 and was primarily due to the Major Energy Companies brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the transfer of the Major Energy Companies is deductible for income tax purposes.
The Major Energy Companies contributed revenues of $47.6 million and earnings of $5.2 million to the Company for the three month period ending September 30, 2016; and contributed revenues of $80.8 million and earnings of $5.6 million to the Company for the nine month period ending September 30, 2016.
The following unaudited pro forma revenue and earnings summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$158,094	$136,590	$434,997	$411,357

Earnings	$2,878	$2,567	$17,071	$6,503

The pro forma results are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The revenue and earnings for the three months ended September 30, 2016 reflects actual results of operations since the financial results were fully combined during that period. The pro forma results include adjustments primarily related to amortization of acquired intangibles, and certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements. The preliminary purchase price allocation was used to prepare the pro forma adjustments. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments.

4. Equity

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

From January 1, 2015 through September 30, 2016, the Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo:

	The Company	NuDevco Retail and Retailco (1)
From January 1, 2015 to May 3, 2015	21.82%	78.18%
From May 4, 2015 to December 30, 2015	22.37%	77.63%
From December 31, 2015 to February 2, 2016	22.49%	77.51%
From February 3, 2016 to March 31, 2016	29.70%	70.30%
From April 1, 2016 to May 3, 2016	42.14%	57.86%
From May 4, 2016 to May 17, 2016	42.46%	57.54%
From May 18, 2016 to May 24, 2016	42.64%	57.36%
From May 25, 2016 to June 7, 2016	42.66%	57.34%
From June 8, 2016 to June 30, 2016	46.23%	53.77%
From July 1, 2016 to July 14, 2016	46.23%	53.77%
From July 15, 2016 to July 31, 2016	46.32%	53.68%
From August 1, 2016 to August 17, 2016	44.12%	55.88%
From August 18, 2016 to August 22, 2016	44.13%	55.87%
From August 23, 2016 to September 22, 2016	38.85%	61.15%
From September 23, 2016 to September 30, 2016	38.85%	61.15%

(1)	In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers.

The following table summarizes the portions of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income allocated to non-controlling interest	$6,569	$5,011	$35,356	$19,058
Income tax expense (benefit) allocated to non-controlling interest	(49)	450	517	99
Net income attributable to non-controlling interest	$6,618	$4,561	$34,839	$18,959

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

The Company's economic interests in Spark HoldCo increased on May 4, 2015, December 31, 2015, May 4, 2016, May 18, 2016, May 25, 2016, July 15, 2016, August 18, 2016 and September 23, 2016 due to the vesting of restricted stock units.

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

On July 15, 2016, 32,704 restricted stock units vested, with 23,030 shares of common stock distributed to the holders of these units and 9,674 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

On August 18, 2016, 4,166 restricted stock units vested, with 3,019 shares of common stock distributed to the holders of these units and 1,147 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units. On September 23, 2016, 580 restricted stock units vested, with 383 shares of common stock distributed to the holders of these units and 197 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

Issuance of Class B Common Stock

On August 1, 2016, the Company issued 699,742 shares of Class B common stock to Retailco in connection with the acquisition of the Provider Companies. On August 23, 2016, the Company issued 2,000,000 shares of Class B common stock to Retailco in connection with the acquisition of Major Energy Companies.

Conversion of Class B Common Stock to Class A Common Stock

On February 3, 2016, April 1, 2016 and June 8, 2016, Retailco exchanged 1,000,000, 1,725,000 and 500,000, respectively, of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark

HoldCo unit (and corresponding share of Class B common stock) exchanged. Refer to Note 10 "Taxes" for further discussion.

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

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to stockholders of Class A common stock	$183	$1,314	$6,697	$3,884
Basic weighted average Class A common shares outstanding	6,491	3,097	5,434	3,053
Basic EPS attributable to stockholders	$0.03	$0.42	$1.23	$1.27

Net income attributable to stockholders of Class A common stock	$183	$1,314	$6,697	$3,884
Effect of conversion of Class B common stock to shares of Class A common stock, net of tax effect	—	3,605	—	11,734
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock, net of tax effect	(467)	(520)	(358)	(436)
Diluted net income (loss) attributable to stockholders of Class A common stock	(284)	4,399	6,339	15,182
Basic weighted average Class A common shares outstanding	6,491	3,097	5,434	3,053
Effect of dilutive Class B common stock	—	10,750	—	10,750
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	505	351	505	118
Effect of dilutive restricted stock units	59	34	111	27
Diluted weighted average shares outstanding	7,055	14,232	6,050	13,948

Diluted EPS attributable to stockholders	$(0.04)	$0.31	$1.05	$1.09

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the three months and nine months ended September 30, 2016 as the effect of the conversion was antidilutive.

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of September 30, 2016 (in thousands):

September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$16,850
Accounts receivable	79,744
Other current assets	63,094
Total current assets	159,688
Non-current assets:
Goodwill	79,556
Other assets	42,485
Total non-current assets	122,041
Total Assets	$281,729

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$78,511
Intercompany payable with Spark Energy, Inc.	5,555
Current portion of Senior Credit Facility	49,269
Contingent consideration	11,464
Other current liabilities	20,021
Total current liabilities	164,820
Long-term liabilities:
Convertible subordinated notes to affiliates	6,542
Contingent consideration	7,472
Other long-term liabilities	1,467
Total long-term liabilities	15,481
Total Liabilities	$180,301

5. Property and Equipment
Property and equipment consist of the following amounts:

	Estimated useful lives	September 30, 2016	December 31, 2015
	(years)	(In thousands)
Information technology	2 – 5	$29,228	$27,392
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,012	1,007
Total		34,808	32,967
Accumulated depreciation		(29,942)	(28,491)
Property and equipment—net		$4,866	$4,476
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2016 and December 31, 2015, information technology includes $0.8 million and $0.5 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
6. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
Goodwill	$79,556	$18,379
Customer relationships - Acquired (1)
Cost	$63,571	$14,883
Accumulated amortization	(22,022)	(4,503)
Customer relationships - Acquired, net	$41,549	$10,380
Customer relationships - Other (2)
Cost	$4,320	$4,320
Accumulated amortization	(2,349)	(1,271)
Customer relationships - Other, net	$1,971	$3,049
Trademarks (3)
Cost	$6,770	$1,268
Accumulated amortization	(311)	(74)
Trademarks, net	$6,459	$1,194

(1) Customer relationships - Acquired represents those customer acquisitions accounted for under the acquisition method in accordance with ASC 805.
(2) Customer relationships - Other represent portfolios of customer contracts not accounted for in accordance with ASC 805 as these acquisitions were not in conjunction with the acquisition of businesses.
(3) Trademarks reflect values associated with the recognition and positive reputation of acquired businesses accounted for as part of the acquisition method in accordance with ASC 805 through the acquisition of CenStar, Oasis, the Major Energy Companies and the Provider Companies. These trademarks are recorded as other assets in the condensed consolidated balance sheets.

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships - Acquired	Customer Relationships - Others	Trademarks
Balance at December 31, 2015	$18,379	$10,380	$3,049	$1,194
Additions	61,177	48,688	—	5,502
Amortization expense	—	(17,519)	(1,078)	(237)
Balance at September 30, 2016	$79,556	$41,549	$1,971	$6,459

Approximately $9.4 million of the $17.5 million customer relationships amortization expense for the nine months ending September 30, 2016 is included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at September 30, 2016 is as follows (in thousands):

Year ending December 31,
2016	$10,117
2017	12,913
2018	10,337
2019	5,892
2020	2,895
> 5 years	7,825
Total	$49,979
7. Debt
Debt consists of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
Current portion of Senior Credit Facility—Working Capital Line (1) (2)	$26,000	$22,500
Current portion of Senior Credit Facility—Acquisition Line (1) (2)	23,269	5,306
Current portion of Note Payable—Pacific Summit Energy	13,445	—
Total current debt	62,714	27,806
Long-term portion of Senior Credit Facility—Acquisition Line (1)	—	14,592
Convertible subordinated notes to affiliate (3)	6,542	6,339
Total long-term debt	6,542	20,931
Total debt	$69,256	$48,737

(1)	As of September 30, 2016 and December 31, 2015, the Company had $33.0 million and $21.5 million in letters of credit issued, respectively.

(2)	As of September 30, 2016 and December 31, 2015, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.38% and 3.90%, respectively.

(3)
During the three and nine months ended September 30, 2016, respectively, we paid in-kind $0.2 million and $0.4 million of interest, which was added to the outstanding balance of the convertible subordinated notes. Unamortized discount of $0.9 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively, is related to beneficial conversion features of the convertible subordinated notes. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note and the Oasis Note into shares of Class B common stock on January 8, 2017 and January 31, 2017, respectively. See Note 14 "Subsequent Events."

Deferred financing costs were $0.6 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, representing capitalized financing costs in connection with the amendment and restatement of our Senior Credit Facility on July 8, 2015. Of these amounts, $0.6 million and $0.5 million is recorded in other current assets in the condensed consolidated balance sheets as of each of September 30, 2016 and December 31, 2015, and zero and $0.2 million is recorded in other assets in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, based on the terms of the Senior Credit Facility.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest incurred on Senior Credit Facility	$712	$351	$1,435	$670
Commitment fees	30	44	113	141
Letters of credit fees	165	124	457	223
Amortization of deferred financing costs	231	195	465	295
Interest incurred on convertible subordinated notes to affiliate (1)	132	86	385	86
Interest Expense	$1,270	$800	$2,855	$1,415

1)
Includes amortization of the discount on the convertible subordinated notes to affiliates of less than $0.1 million and $0.1 million, respectively for the three and nine months ended September 30, 2016

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower,” and together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC, each a subsidiary of Spark HoldCo, the “Co-Borrowers”) are party to a senior secured revolving credit facility (“Senior Credit Facility”), which includes a senior secured revolving working capital facility up to $82.5 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remainder due at maturity.

On June 1, 2016, the Company and the Co-Borrowers entered into Amendment No. 3 to the Senior Credit Facility to, among other things, increase the Working Capital Line from $60.0 million to $82.5 million in accordance with the Co-Borrowers' right to increase under the existing terms of the Senior Credit Facility. Amendment No. 3 also provides for the addition of new lenders and re-allocates working capital and revolving commitments among existing and new lenders. Amendment No. 3 also provides for additional representations of the Co-Borrowers and additional protections of the lenders of the Senior Credit Facility.

On August 1, 2016, the Company and the Co-Borrowers entered into Amendment No. 4 to the Senior Credit Facility to, among other things, amend the provisions under the Acquisition Line to allow for the Provider Companies acquisition. Amendment No. 4 also raises the minimum availability under the Working Capital Line to $40.0 million. In addition, Amendment No. 4 designates Major Energy Companies as "unrestricted subsidiaries" upon the closing of such acquisition on August 23, 2016. Refer to Note 3 "Acquisitions" for further discussion.

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

The Company has the ability to elect the availability under the Working Capital Line between $40.0 million to $82.5 million. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. Availability under the working capital line will be subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

•
Minimum Adjusted Tangible Net Worth. Spark Energy, Inc. must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net cash proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 (with quarterly increases to the numerator of increments of 0.05 up to a maximum of 1.25). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

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

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to RAC for $2.1 million on July 8, 2015. The CenStar Note matures on July 8, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay interest in kind at its option. The CenStar Note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $16.57 per share. RAC may not exercise conversion rights for the first eighteen months after the CenStar Note is issued. The CenStar Note is subject to automatic conversion upon a sale of the Company. The CenStar Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the CenStar Note will be entitled to registration rights identical to the registration rights currently held by NuDevco Retail and Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note into 134,731 shares of Class B common stock (and related Spark HoldCo units) on January 8, 2017. Please see Note 14 "Subsequent Events."

In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. The Oasis Note matures on July 31, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay-in-kind any interest at its option. The Oasis Note is convertible into shares of the Company's Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $14.00 per share. RAC may not exercise conversion rights for the first eighteen months after the Oasis Note is issued. The Oasis Note is subject to automatic conversion upon a sale of the Company. The Oasis Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Oasis Note will be entitled to registration rights identical to the registration rights currently held by NuDevco Retail and Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the Oasis Note into 383,090 shares of Class B common stock (and related Spark HoldCo units) on January 31, 2017. Please see Note 14 "Subsequent Events."

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

Pacific Summit Energy LLC
The Major Energy Companies acquired by the Company are party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consist of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, providing for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users.
Under these arrangements, when the costs that Pacific Summit has paid to procure and deliver the gas and electricity exceed the payments that the Major Energy Companies have made attributable to the gas and electricity purchased, the Major Energy Companies incur interest on the difference. The operating agreements also allow Pacific Summit to provide credit support. Each form of borrowing incurs interest at the floating 90-day LIBOR rate plus 300 basis points (except for certain credit support guaranties that do not bear interest). In connection with these arrangements, the Major Companies have granted first liens to Pacific Summit on a substantial portion of the Major Companies’ assets, including present and future accounts receivable, inventory, liquid assets, and control agreements relating to bank accounts. As of September 30, 2016, the Company had aggregate outstanding amounts payable under these arrangements of approximately $13.4 million, bearing an interest rate of approximately 3.9%. The Company was also the beneficiary under various credit support guarantees issued by Pacific Summit under these arrangements as of such date. On September 27, 2016, we notified Pacific Summit of our election to trigger the expiration of these arrangements as of March 31, 2017, at the end of the primary term.
8. Fair Value Measurement

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

•
Level 3—Unobservable inputs for the asset or liability, including situations where there is little, if any, observable market activity for the asset or liability. The Level 3 category includes estimated earnout obligations related to the Company's acquisitions.

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

	Level 1	Level 2	Level 3	Total
September 30, 2016
Non-trading commodity derivative assets	$—	$915	$—	$915
Trading commodity derivative assets	—	939	—	939
Total commodity derivative assets	$—	$1,854	$—	$1,854
Non-trading commodity derivative liabilities	$(448)	$(14,448)	$—	$(14,896)
Trading commodity derivative liabilities	(58)	(275)	—	(333)
Total commodity derivative liabilities	$(506)	$(14,723)	$—	$(15,229)
Contingent payment arrangement	$—	$—	$(18,935)	$(18,935)

	Level 1	Level 2	Level 3	Total
December 31, 2015
Non-trading commodity derivative assets	$—	$200	$—	$200
Trading commodity derivative assets	—	405	—	405
Total commodity derivative assets	$—	$605	$—	$605
Non-trading commodity derivative liabilities	$(3,324)	$(7,661)	$—	$(10,985)
Trading commodity derivative liabilities	—	(253)	—	(253)
Total commodity derivative liabilities	$(3,324)	$(7,914)	$—	$(11,238)
Contingent payment arrangement	$—	$—	$(500)	$(500)
The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2016 and the year ended December 31, 2015.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk that is calculated based on the Company’s or the counterparty’s historical credit risks. As of September 30, 2016 and December 31, 2015, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of September 30, 2016, the estimated earnout obligations were $18.9 million, which was comprised of the Provider Earnout, the Major Earnout and the Stock Earnout in the amount of $4.8 million, $13.3 million, and $0.8 million, respectively. As of December 31, 2015, the estimated earnout obligations were attributed to the CenStar acquisition (the "CenStar Earnout") in the amount of $0.5 million, which was settled by September 30, 2016. As of September 30, 2016, the estimated earnouts reside on our condensed consolidated balance sheets in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $11.3 million and $7.6 million, respectively; and as of December 31, 2015, in current liabilities - contingent consideration in the amount of $0.5 million.
The CenStar Earnout was based on a financial measurement attributable to the operations of CenStar for the year following the closing of the acquisition. In determining the fair value of the CenStar Earnout, the Company forecasted a one year performance measurement, as defined by the CenStar stock purchase agreement. As this calculation was based on management's estimates of the liability, we classified the CenStar Earnout as a Level 3 measurement. During the first quarter of 2016, our estimate of the CenStar Earnout was increased to $1.5 million which was based on the results of operations during such period. In August 2016, we entered into a settlement and release agreement with the seller of CenStar in which the Company paid $1.3 million to such seller and released an additional $0.6 million from escrow in full satisfaction of the earnout obligation under the CenStar stock purchase agreement. During the three and nine months ended September 30, 2016, the residual earnout amount of $0.2 million was written off via a reduction to general and administrative expense in our condensed consolidated statements of operations.

The Provider Earnout is based on achievement by the Provider Companies of a certain customer count criteria over the nine month period following the closing of the Provider Companies acquisition. The sellers of the Provider Companies are entitled to a maximum of $9.0 million and a minimum of $5.0 million in earnout payments based on the level of customer count attained, as defined by the Provider Companies membership interest purchase agreement. In determining the fair value of the Provider Earnout, the Company forecasted an expected customer count and certain other related criteria and calculated the probability of such forecast being attained. As this calculation is based on management's estimates of the liability, we classified the Provider Earnout as a Level 3 measurement.

The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
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
9. Accounting for Derivative Instruments
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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2016 and December 31, 2015, the Company had $1.2 million and $0.1 million in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	September 30, 2016	December 31, 2015
Natural Gas	MMBtu	6,760	7,543
Natural Gas Basis	MMBtu	—	455
Electricity	MWh	3,278	1,187
Trading

Commodity	Notional	September 30, 2016	December 31, 2015
Natural Gas	MMBtu	(2,366)	8
Natural Gas Basis	MMBtu	242	(455)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016	2015
(Loss) gain on non-trading derivatives, net	$(1,183)	$132
Gain (loss) on trading derivatives, net	574	(71)
(Loss) gain on derivatives, net	(609)	61
Current period settlements on non-trading derivatives (1) (2)	(8,889)	4,035
Current period settlements on trading derivatives	20	128
Total current period settlements on derivatives	$(8,869)	$4,163

(1)
Excludes settlements of $0.5 million and $2.0 million, respectively, for the three months ended September 30, 2016 and 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

(2)
Excludes settlements of $11.2 million for the three months ended September 30, 2016 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.

	Nine Months Ended September 30,
	2016	2015
Gain (loss) on non-trading derivatives, net	$2,519	$(5,876)
Gain (loss) on trading derivatives, net	368	(242)
Loss on derivatives, net	2,887	(6,118)
Current period settlements on non-trading derivatives (1) (2)	3,341	12,643
Current period settlements on trading derivatives	86	244
Total current period settlements on derivatives	$3,427	$12,887

(1)
Excludes settlements of $0.6 million and $2.2 million, respectively, for the nine months ended September 30, 2016 and 2015 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

(2)
Excludes settlements of $14.7 million for the nine months ended September 30, 2016 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.

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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	September 30, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,909	$(1,312)	$597	$—	$597
Trading commodity derivatives	952	(13)	939	—	939
Total Current Derivative Assets	2,861	(1,325)	1,536	—	1,536
Non-trading commodity derivatives	411	(93)	318	—	318
Total Non-current Derivative Assets	411	(93)	318	—	318
Total Derivative Assets	$3,272	$(1,418)	$1,854	$—	$1,854

	September 30, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(24,955)	$10,326	$(14,629)	$1,200	$(13,429)
Trading commodity derivatives	(356)	23	(333)	—	(333)
Total Current Derivative Liabilities	(25,311)	10,349	(14,962)	1,200	(13,762)
Non-trading commodity derivatives	(4,532)	3,065	(1,467)	—	(1,467)
Total Non-current Derivative Liabilities	(4,532)	3,065	(1,467)	—	(1,467)
Total Derivative Liabilities	$(29,843)	$13,414	$(16,429)	$1,200	$(15,229)

	December 31, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$589	$(389)	$200	$—	$200
Trading commodity derivatives	411	(6)	405	—	405
Total Current Derivative Assets	1,000	(395)	605	—	605
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$1,000	$(395)	$605	$—	$605

	December 31, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(13,618)	$3,151	$(10,467)	$100	$(10,367)
Trading commodity derivatives	(320)	67	(253)	—	(253)
Total Current Derivative Liabilities	(13,938)	3,218	(10,720)	100	(10,620)
Non-trading commodity derivatives	(950)	332	(618)	—	(618)
Total Non-current Derivative Liabilities	(950)	332	(618)	—	(618)
Total Derivative Liabilities	$(14,888)	$3,550	$(11,338)	$100	$(11,238)

10. Taxes

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent and presented as a single noncurrent amount for each tax-payment component of an entity. The ASU 2015-17 is effective for fiscal years beginning after December 15, 2016; however, the Company elected early adoption on January 1, 2016, on a retrospective basis. The adoption of ASU 2015-17 resulted in the reclassification of previously-classified net current deferred taxes of approximately $0.9 million from other current liabilities, resulting in a $23.4 million noncurrent deferred tax asset and a $0.9 million noncurrent deferred tax liability on the Company’s condensed consolidated balance sheet at December 31, 2015. There was no impact to our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 or 2015.

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

On February 3, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $8.0 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at September 30, 2016.

On April 1, 2016, Retailco exchanged 1,725,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $7.6 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at September 30, 2016.

On June 8, 2016, Retailco exchanged 500,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $5.3 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $6.9 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $2.6 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at September 30, 2016.

The Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of September 30, 2016, the Company had a total liability of $50.6 million for the effect of the Tax Receivable Agreement liability classified as a long-term liability. The Company had a long-term deferred tax asset of approximately $20.0 million related to the Tax Receivable Agreement liability. See Note 12 “Transactions with Affiliates” for further discussion.

The effective U.S. federal and state income tax rate for the nine months ended September 30, 2016 and 2015 is 14.2% and 6.5%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The higher effective tax rate for the nine months ended September 30, 2016 is primarily attributable to the CenStar acquisition, discrete items and a decrease in the non-controlling interest. The discrete items were related to federal tax rate increase that is driven by the additional taxable income from the two acquistions, Provider Companies and Major Energy Companies. The remaining increase is primarily attributable to units exchanged by Retailco, which corresponds with an increase in taxable income allocable to the Company from Spark HoldCo that is subject to U.S. federal income taxation.

Total income tax expense for the nine months ended September 30, 2016 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income. The February, April and June 2016 exchanges by Retailco decreased the effective tax rate benefit attributable to non-controlling interest.

11. Commitment and Contingencies
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

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2006 to 2016 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. We accrued $1.6 million during the nine months ended September 30, 2016, which increased accrued liabilities for these indirect tax audits to reflect our best estimate of the amounts we believe we will owe to $1.9 million at September 30, 2016. The outcome of these indirect tax audits may result in additional expense.

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

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014 in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. On August 1, 2016, in connection with the Company’s closing of the acquisition of the Provider Companies, the Provider Companies entered into a joint defense agreement with the remaining defendants. The Provider Companies have posted an appeal bond of $1.0 million in connection with the appeal. On November 2, 2016, a briefing order was distributed by the court. The Provider Companies must have their appellate brief on file with the court no later than December 16, 2016. As of September 30, 2016, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. The Company cannot predict the outcome of this case, however initial damages and attorney's fees have been factored into the purchase price for the Provider Companies and the Company has full indemnity coverage and set-off rights against future price installments for any actual exposure in the appeal.

In May 2015, the Major Energy Companies settled with the Illinois Commerce Commission with respect to allegations of misleading marketing practices, for $0.3 million.  The amount was formerly accounted for in the condensed combined balance sheet of the Major Energy Companies at December 31, 2015.

In February 2016, the Major Energy Companies settled several claims with respect to allegations of misleading marketing practices with the Maryland Public Service Commission for $0.3 million. The $0.3 million is included in accrued expenses in the condensed combined balance sheet of the Major Energy Companies at December 31, 2015 and was paid in April 2016. Prospectively, the Commission requires the Major Energy Companies to report monthly to the Maryland Public Service Commission on number of customer complaints. The settlement of $0.3 million was paid from a reserve for litigation claims established in connection with the Company’s acquisition of the Major Energy Companies, which operates as a reduction to the total purchase price.

In August 2016, the Major Energy Companies settled with the Pennsylvania Public Utility Commission/Bureau of Investigation and Enforcement with respect to allegations of misleading marketing practices, for $4.1 million. The settlement includes quarterly reporting on number of complaints, as well as allowing for only fixed-rate products to be sold. The settlement was paid in August 2016 after the acquisition of the Major Energy Companies. The amount of the settlement was paid from a reserve for litigation claims established in connection with the Company’s acquisition of the Major Energy Companies, which operates as a reduction to the total purchase price.

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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three and nine months ended September 30, 2016.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $2.8 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively, and current accounts payable—affiliates of $2.6 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.
Prepaid Assets—Affiliates

The Company prepaid NuDevco Retail and Retailco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets—affiliates of less than $0.1 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by W. Keith Maxwell III, for $2.1 million on July 8, 2015. In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. On October 5, 2016, RAC became irrevocably bound to convert the CenStar Note and the Oasis Note into shares of Class B common stock on January 8, 2017 and January 31, 2017, respectively. Refer to Note 7 "Debt" for further discussion.
Revenues and Cost of Revenues—Affiliates
The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from an affiliate. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 related to this agreement were zero and $3.4 million, respectively. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 related to this agreement were $1.6 million and $9.6 million, respectively.

The Company also purchases natural gas at a nearby third-party plant inlet that is then sold to an affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 related to these sales were zero and $0.3 million, respectively. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 related to these sales were $0.2 million and $0.9 million, respectively.
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

The total net amount direct billed and allocated from affiliates was $3.2 million and $12.8 million, respectively, for the three and nine months ended September 30, 2016. Of this total net amount, the Company recorded general and administrative expense of $2.9 million and $11.0 million for the three and nine months ended September 30, 2016, respectively, in the condensed consolidated statement of operations in connection with fees paid, net of damages charged, under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.2 million and $1.3 million of property and equipment for the application, development and implementation of various systems during three and nine months ended September 30, 2016. The remaining amount was direct billed and allocated from other affiliates and recorded as general and administrative expense in the condensed consolidated statement of operations.

The total net amount direct billed and allocated to affiliates was $0.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2015, which was recorded as a reduction in general and administrative expense in the condensed consolidated statement of operations.

Distributions to and Contributions from Affiliates

During the nine months ended September 30, 2016 and 2015, the Company made distributions to NuDevco Retail and Retailco of $19.9 million (includes $10.1million to Retailco and $9.8 million to NG&E) and $11.7 million in conjunction with the payment of its quarterly distributions attributable to its holding of Spark HoldCo units. During the nine months ended September 30, 2016, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $6.3 million in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three and nine months ended September 30, 2016, the Company received $0.3 million and $0.9 million, respectively, from Retailco for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our condensed consolidated balance sheet.

Class B Common Stock

In connection with the Major Energy Companies acquisition, the Company issued Retailco 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E. In connection with the financing of the Provider Companies acquisition, the Company sold 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) sold to RetailCo, valued at $14.0 million based on a value of $20 per share. See further discussion in Note 3.

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to Retailco, LLC (as successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 10 “Taxes” for further discussion.

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

In the event that the TRA Coverage Ratio is not satisfied in any calendar year, the Company will defer all or a portion of the TRA Payment to NuDevco Retail or Retailco under the Tax Receivable Agreement to the extent necessary to permit Spark HoldCo to satisfy the TRA Coverage Ratio (and Spark HoldCo is not required to make and will not make the pro rata distributions to its members with respect to the deferred portion of the TRA Payment). If the TRA Coverage Ratio is satisfied in any calendar year, the Company is obligated to pay NuDevco Retail or Retailco the full amount of the TRA Payment.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our condensed consolidated balance sheet at September 30, 2016. See also Note 14 "Subsequent Events."

13. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $26.0 million and $27.7 million and asset optimization cost of revenues of $25.9 million and $28.2 million for the three months ended September 30, 2016 and 2015, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $89.1 million and $120.7 million and asset optimization cost of revenues of $89.1 million and $119.4 million for the nine months ended September 30, 2016 and 2015, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$7,930	$6,455	$48,388	$24,442
Interest and other income	(240)	(5)	(340)	(326)
Interest expense	1,270	800	2,855	1,415
Operating Income	8,960	7,250	50,903	25,531
Depreciation and amortization	8,295	7,557	23,337	17,873
General and administrative	18,009	15,493	55,188	43,909
Less:
Net asset optimization (expenses) revenues	108	(545)	(42)	1,317
Net, Gain (losses) on non-trading derivative instruments	(1,183)	132	2,519	(5,876)
Net, Cash settlements on non-trading derivative instruments	(8,889)	4,035	3,341	12,643
Retail Gross Margin	$45,228	$26,678	$123,610	$79,229

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$144,243	$13,851	$—	$—	$158,094
Retail cost of revenues	113,600	9,230	—	—	122,830
Less:
Net asset optimization expenses	—	108	—	—	108
Gains on non-trading derivatives	68	(1,251)	—	—	(1,183)
Current period settlements on non-trading derivatives	(8,614)	(275)	—	—	(8,889)
Retail Gross Margin	$39,189	$6,039	$—	$—	$45,228

Three Months Ended September 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$76,913	$14,354	$—	$—	$91,267
Retail cost of revenues	50,787	10,180	—	—	60,967
Less:
Net asset optimization expenses	—	(545)	—	—	(545)
Gains (losses) gains on non-trading derivatives	3,891	(3,759)	—	—	132
Current period settlements on non-trading derivatives	3,310	725	—	—	4,035
Retail Gross Margin	$18,925	$7,753	$—	$—	$26,678

Nine Months Ended September 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$293,571	$84,450	$—	$—	$378,021
Retail cost of revenues	209,617	38,976	—	—	248,593
Less:
Net asset optimization expenses	—	(42)	—	—	(42)
(Losses) gains on non-trading derivatives	997	1,522	—	—	2,519
Current period settlements on non-trading derivatives	731	2,610	—	—	3,341
Retail Gross Margin	$82,226	$41,384	$—	$—	$123,610
Total Assets at September 30, 2016	$474,575	$185,145	$170,074	$(492,063)	$337,731
Goodwill at September 30, 2016	$77,271	$2,285	$—	$—	$79,556

Nine Months Ended September 30, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$170,060	$93,253	$—	$—	$263,313
Retail cost of revenues	122,864	53,136	—	—	176,000
Less:
Net asset optimization revenues	—	1,317	—	—	1,317
(Losses) gains on non-trading derivatives	(2,201)	(3,675)	—	—	(5,876)
Current period settlements on non-trading derivatives	5,727	6,916	—	—	12,643
Retail Gross Margin	$43,670	$35,559	$—	$—	$79,229
Total Assets at December 31, 2015	$150,245	$113,583	$88,823	$(190,417)	$162,234
Goodwill at December 31, 2015	$16,476	$1,903	$—	$—	$18,379

14. Subsequent Events

Conversion of CenStar and Oasis Notes

On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note and the Oasis Note into 134,731 and 383,090 shares of Class B common stock (and related Spark HoldCo units), respectively, on January 8, 2017 and January 31, 2017, respectively.

Declaration of Dividends

On October 27, 2016, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on December 1, 2016 and payable on December 14, 2016.

TRA Payment Deferral

On November 6, 2016, Retailco and NuDevco Retail waived their right to receive an approximate $1.4 million payment for the Tax Receivable Agreement that was due from the Company on December 15, 2016. The Company has been given the right to defer this payment for up to eighteen months, subject to interest at the rate agreed to in the Tax Receivable Agreement. The liability has been classified as non-current as of September 30, 2016.

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
Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. All statements, other than statements of historical fact included in this report, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this report and may include statements about business strategy and prospects for growth, customer acquisition costs, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

•	federal, state and local regulation,

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of internal billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority stockholder or its affiliates offer us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	competition, and

•
other factors discussed in "Risk Factors" in our Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in our other public filings and press releases.

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
Overview

Spark Energy, Inc. ("Spark Energy," "Company," "we" or "us") is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2016, we operated in 90 utility service territories across 18 states.

We operate these businesses in two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price, variable-price and flat-rate contracts. For the three months ended September 30, 2016 and 2015, approximately 9% and 16%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2016 and 2015, approximately 91% and 84%, respectively, of our retail revenues were derived from the sale of electricity.

Acquisitions

Acquisition of the Provider Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests in the retail energy providers. Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC, (the “Provider Companies”), which are all Maine limited liability companies. The Provider Companies serve electrical customers in Maine, New Hampshire and Massachusetts and had approximately 121,000 RCEs on August 1, 2016. The purchase price for the Provider Companies was approximately $34.1 million, which included $1.3 million in working capital, subject to adjustments, and up to $9.0 million in earnout payments, valued at $4.8 million as of the purchase date, to be paid by June 30, 2017, subject to the achievement of certain performance targets. The purchase price was funded by the issuance of 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) sold to Retailco, LLC ("Retailco"), valued at $14.0 million based on a value of $20 per share; borrowings under our Senior Credit Facility (defined below) of $10.6 million; and $3.8 million in installment consideration to be paid in nine monthly payments that commenced in August 2016. The first payment of $0.4 million was made with the initial consideration paid.

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests in the retail energy providers Major Energy Services, LLC, Major Energy Electric Services, LLC, and

Respond Power, LLC (the "Major Energy Companies"), which are all New York limited liability companies. The Major Energy Companies were purchased from National Gas & Electric, LLC ("NG&E"), which is owned by the Company's founder and majority shareholder. The Major Energy Companies serve natural gas and electricity customers in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania and had 220,000 RCEs on August 23, 2016. The purchase price for the Major Energy Companies was approximately $63.2 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). In addition, the Company is obligated to issue up to 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (40,718 shares valued at $20 per share) as of the purchase date (the "Stock Earnout"). The purchase price was funded by the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $20 per share, to NG&E. NG&E is owned by W. Keith Maxwell, III, our Chairman of the Board, founder and majority shareholder.

Recent Developments

Declaration of Dividends

On October 27, 2016, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on December 1, 2016 and payable on December 14, 2016.

Residential Customer Equivalents

The following table shows activity of our RCEs during the three months ended September 30, 2016:

RCEs:
(In thousands)	June 30, 2016(1)	Additions(2)	Attrition	September 30, 2016	% Increase (Decrease)
Retail Electricity RCEs	424	195	(66)	553	30%
Retail Natural Gas RCEs	200	16	(16)	200	—%
Total Retail RCEs	624	211	(82)	753	21%
(1) Includes 215,000 RCEs of the Major Energy Companies. See "-Factors Affecting Comparability of Historical Financial Results - Presentation of the Acquisition of the Major Energy Companies" for further discussion on the presentation of our results of the Major Energy Companies.
(2) Includes 121,000 RCEs from the Provider Companies.

The following table details our RCEs by geographical location as of September 30, 2016:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	441	80%	116	58%	557	74%
Midwest	51	9%	52	26%	103	14%
Southwest	61	11%	32	16%	93	12%
Total	553	100%	200	100%	753	100%

The geographical regions noted above include the following states:

•	East - New York, Connecticut, Maine, Massachusetts, Pennsylvania, Maryland (including the District of Columbia), New Hampshire, New Jersey, and Florida;

•	Midwest - Illinois, Indiana, Ohio and Michigan; and

•	Southwest - Texas, California, Colorado, Arizona and Nevada.

Investment in eREX Spark Marketing Joint Venture

The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are joint venture partners in eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. ESM has received more than 30,000 customer applications, which are currently excluded from our count of residential customer equivalents ("RCEs").

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically.

Acquisitions. Our Founder formed NG&E in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to us. We currently expect that we would fund any potential drop-downs with some combination of cash, subordinated debt, or the issuance of Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration paid for the assets will depend, among other things, on our capital structure and liquidity at the time of any drop-down. This drop-down strategy affords us access to opportunities that might not otherwise be available to us due to our size and availability of capital.

Additionally, we may independently acquire both portfolios of customers as well as smaller retail energy companies through some combination of cash, borrowings under the Acquisition Line (defined below) of the Senior Credit Facility (defined below), through the issuance of Class A common stock to the public, or through financing arrangements with our Founder and his affiliates, however there is no guarantee that we will continue to do so.

Organic Growth. Our organic sales strategies are used to both maintain and grow our customer base by offering competitive pricing, price certainty and/or green product offerings. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price the local regulated utility is offering. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that satisfies our profitability objectives and provides customer value. We develop marketing campaigns using a combination of sales channels, with an emphasis on door-to-door marketing and outbound telemarketing given their flexibility and historical effectiveness. We identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email, direct mail, affinity programs, direct sales, brokers and consultants. As we continue to grow our customer count it is more difficult to achieve higher growth rates organically. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired growth and profitability targets.

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

Customer acquisition cost for the three months ended September 30, 2016 was approximately $8.2 million, inclusive of costs attributable to the Provider Companies and Major Energy Companies. During the first half of 2016, we reduced the amount we spent on organic customer acquisition cost in order to maintain, rather than grow, our current level of RCEs, and shifted our resources to acquisitions. During the three months ended September 30, 2016, we have increased our spending on organic customer acquisitions as we refocus on organic growth for the second half of 2016.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended September 30, 2016 was 3.8%. Our customer attrition has been lower in recent quarters as we have increased our focus on the acquisition of higher lifetime value customers. We have also increased our customer win-back efforts, and have more aggressively pursued proactive renewals and other customer relationship strategies to maintain a low level of customer attrition.

Customer Credit Risk

Our bad debt expense for the three and nine months ended September 30, 2016 was less than 1.0% of non-POR market retail revenues. An increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets have led to a reduction in the bad debt expense in 2016. We have also been able to collect on debts that we have previously written off, which have further reduced our bad debt expense during the three months ended September 30, 2016.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. During the three months ended September 30, 2016, we experienced warmer than normal weather conditions, which positively impacted overall customer usage.

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

Net asset optimization results were a gain of $0.1 million for the three months ended September 30, 2016, primarily due to limited arbitrage opportunities we captured during the three months ended September 30, 2016, offset by $0.9 million of our annual legacy demand charges allocated to the quarter. During the full year 2016, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

Factors Affecting Comparability of Historical Financial Results

Presentation of the Acquisition of the Major Energy Companies

On April 15, 2016, NG&E completed its acquisition of the Major Energy Companies. On May 3, 2016, the Company and Spark HoldCo, entered into a Membership Interest Purchase Agreement (the "Major Purchase Agreement") with Retailco and NG&E for the purchase of all the membership interests of the Major Energy Companies. The Company completed the acquisition of the Major Energy Companies from NG&E on August 23, 2016. Because the acquisition of the Major Energy Companies was a transfer of equity interests of entities under common control, the Company's historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Major Energy Companies from April 15, 2016. The unaudited condensed consolidated financial statements for this recasted period have been prepared from NG&E's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned the Major Energy Companies during the recasted period.

How We Evaluate Our Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Adjusted EBITDA	$20,316	$5,601	$57,076	$20,610
Retail Gross Margin	$45,228	$26,678	$123,610	$79,229

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$6,801	$5,875	$41,536	$22,843
Depreciation and amortization	8,295	7,557	23,337	17,873
Interest expense	1,270	800	2,855	1,415
Income tax expense	1,129	580	6,852	1,599
EBITDA	17,495	14,812	74,580	43,730
Less:
Net, Gains (losses) on derivative instruments	(609)	61	2,887	(6,118)
Net, Cash settlements on derivative instruments	(8,869)	4,163	3,427	12,887
Customer acquisition costs	8,242	5,825	15,217	17,725
Plus:
Non-cash compensation expense	1,585	838	4,027	1,374
Adjusted EBITDA	$20,316	$5,601	$57,076	$20,610

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$(48,157)	$(15,887)	$61,643	$39,675
Amortization of deferred financing costs	(231)	(194)	(465)	(295)
Bad debt expense	(381)	(1,903)	(842)	(6,082)
Interest expense	1,270	800	2,855	1,415
Income tax expense	1,129	580	6,852	1,599
Changes in operating working capital
Accounts receivable, prepaids, current assets	4,475	(3,677)	(19,227)	(29,460)
Inventory	1,672	2,103	(568)	(2,978)
Accounts payable and accrued liabilities	54,299	21,690	5,854	13,761
Other	6,240	2,089	974	2,975
Adjusted EBITDA	$20,316	$5,601	$57,076	$20,610
Cash Flow Data:
Cash flows provided by operating activities	$(48,157)	$(15,887)	$61,643	$39,675
Cash flows used in investing activities	17,976	(22,057)	(34,175)	(42,819)
Cash flows used in financing activities	34,242	40,284	(15,035)	6,140

The following table presents a reconciliation of Retail Gross Margin to operating income for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$8,960	$7,250	$50,903	$25,531
Depreciation and amortization	8,295	7,557	23,337	17,873
General and administrative	18,009	15,493	55,188	43,909
Less:
Net asset optimization (expenses) revenues	108	(545)	(42)	1,317
Net, Gains (losses) on non-trading derivative instruments	(1,183)	132	2,519	(5,876)
Net, Cash settlements on non-trading derivative instruments	(8,889)	4,035	3,341	12,643
Retail Gross Margin	$45,228	$26,678	$123,610	$79,229

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

(In Thousands)	Three Months Ended September 30,
	2016	2015	Change
Revenues:
Retail revenues	$157,986	$91,812	$66,174
Net asset optimization expenses	108	(545)	653
Total Revenues	158,094	91,267	66,827
Operating Expenses:
Retail cost of revenues	122,830	60,967	61,863
General and administrative	18,009	15,493	2,516
Depreciation and amortization	8,295	7,557	738
Total Operating Expenses	149,134	84,017	65,117
Operating income	8,960	7,250	1,710
Other (expense)/income:
Interest expense	(1,270)	(800)	(470)
Interest and other income	240	5	235
Total other expenses	(1,030)	(795)	(235)
Income before income tax expense	7,930	6,455	1,475
Income tax expense	1,129	580	549
Net income	$6,801	$5,875	$926
Adjusted EBITDA (1)	$20,316	$5,601	$14,715
Retail Gross Margin (1)	45,228	26,678	18,550
Customer Acquisition Costs	8,242	5,825	2,417
RCE Attrition	3.8%	5.0%	(1.2)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended September 30, 2016 were approximately $158.1 million, an increase of approximately $66.8 million, or 73%, from approximately $91.3 million for the three months ended September 30, 2015, as indicated in the table below (in millions). Additional volumes are primarily driven by the acquisitions of the Provider Companies and Major Energy Companies.

Change in electricity volumes sold	$78.2
Change in natural gas volumes sold	0.9
Change in electricity unit revenue per MWh	(10.9)
Change in natural gas unit revenue per MMBtu	(2.1)
Change in net asset optimization revenue (expense)	0.7
Change in total revenues	$66.8

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2016 was approximately $122.8 million, an increase of approximately $61.8 million, or 101%, from approximately $61.0 million for the three months ended September 30, 2015, as indicated in the table below (in millions). Additional volumes are primarily driven by the acquisitions of the Provider Companies and Major Energy Companies.

Change in electricity volumes sold	$58.9
Change in natural gas volumes sold	0.4
Change in electricity unit cost per MWh	(11.8)
Change in natural gas unit cost per MMBtu	0.1
Change in value of retail derivative portfolio	14.2
Change in retail cost of revenues	$61.8

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2016 was approximately $18.0 million, an increase of approximately $2.5 million, or 16%, as compared to $15.5 million for the three months ended September 30, 2015. This increase was primarily attributable to increased billing and other variable costs associated with increased RCEs as a result of the acquisitions of the Provider Companies and the Major Energy Companies and increased stock-based compensation associated with higher stock prices and additional equity awards, partially offset by a reduction in bad debt expense as we had better than anticipated collections as a result of new collection initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2016 was approximately $8.3 million, an increase of approximately $0.7 million, or 9%, from approximately $7.6 million for the three months ended September 30, 2015. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Provider Companies and the Major Energy Companies.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2016 was approximately $8.2 million, an increase of approximately $2.4 million, or 41%, from approximately $5.8 million for the three months ended September 30, 2015. This increase was primarily due to our increased organic sales in the quarter as we have shifted back to organic growth and following the acquisitions of the Provider Companies and the Major Energy Companies.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

In Thousands	Nine Months Ended September 30,
	2016	2015	Change
Revenues:
Retail revenues	$378,063	$261,996	$116,067
Net asset optimization (expenses) revenues	(42)	1,317	(1,359)
Total Revenues	378,021	263,313	114,708
Operating Expenses:
Retail cost of revenues	248,593	176,000	72,593
General and administrative	55,188	43,909	11,279
Depreciation and amortization	23,337	17,873	5,464
Total Operating Expenses	327,118	237,782	89,336
Operating income	50,903	25,531	25,372
Other (expense)/income:
Interest expense	(2,855)	(1,415)	(1,440)
Interest and other income	340	326	14
Total other (expenses)/income	(2,515)	(1,089)	(1,426)
Income before income tax expense	48,388	24,442	23,946
Income tax expense	6,852	1,599	5,253
Net income	$41,536	$22,843	$18,693
Adjusted EBITDA (1)	$57,076	$20,610	$36,466
Retail Gross Margin (1)	123,610	79,229	44,381
Customer Acquisition Costs	15,217	17,725	(2,508)
RCE Attrition	4.1%	5.3%	(1.2)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the nine months ended September 30, 2016 were approximately $378.0 million, an increase of approximately $114.7 million, or 44%, from approximately $263.3 million for the nine months ended September 30, 2015, as indicated in the table below (in millions). Additional volumes are primarily driven by the acquisitions of the Provider Companies and the Major Energy Companies.

Change in electricity volumes sold	$156.6
Change in natural gas volumes sold	3.2
Change in electricity unit revenue per MWh	(33.1)
Change in natural gas unit revenue per MMBtu	(10.6)
Change in net asset optimization revenue (expense)	(1.4)
Change in total revenues	$114.7

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2016 was approximately $248.6 million, an increase of approximately $72.6 million, or 41%, from approximately $176.0 million for the nine months ended September 30, 2015, as indicated in the table below (in millions). Additional volumes are primarily driven by the acquisitions of the Provider Companies and the Major Energy Companies.

Change in electricity volumes sold	$116.4
Change in natural gas volumes sold	2.0
Change in electricity unit cost per MWh	(31.5)
Change in natural gas unit cost per MMBtu	(15.2)
Change in value of retail derivative portfolio	0.9
Change in retail cost of revenues	$72.6

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2016 was approximately $55.2 million, an increase of approximately $11.3 million, or 26%, as compared to $43.9 million for the nine months ended September 30, 2015. This increase was primarily due to increased billing and other variable costs associated with increased RCEs, including those added as a result of the acquisitions of the Provider Companies and the Major Energy Companies, increased stock-based compensation associated with higher stock prices and additional equity awards, and additional litigation expense. This increase was partially offset by cost reductions from the Master Service Agreement with Retailco Services and lower overall bad debt expense as we had better than anticipated collections as a result of new collection initiatives, and as the impact of attrition in the Southern California market was limited to 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2016 was approximately $23.3 million, an increase of approximately $5.4 million, or 30%, from approximately $17.9 million for the nine months ended September 30, 2015. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Provider Companies and the Major Energy Companies and other acquisitions of retail customer books.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2016 was approximately $15.2 million, a decrease of approximately $2.5 million, or 14%, from approximately $17.7 million for the nine months ended September 30, 2015. This decrease was primarily due to our decreased organic sales in the first half of 2016 as we had shifted our focus to growth through acquisitions.
Operating Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit operating data)
Retail Natural Gas Segment
Total Revenues	$13,851	$14,354	$84,450	$93,253
Retail Cost of Revenues	9,230	10,180	38,976	53,136
Less: Net Asset Optimization (Expenses) Revenues	108	(545)	(42)	1,317
Less: Net Gains on non-trading derivatives, net of cash settlements	(1,526)	(3,034)	4,132	3,241
Retail Gross Margin—Gas	$6,039	$7,753	$41,384	$35,559
Volume of Gas (MMBtu)	1,775,174	1,672,120	10,893,631	10,527,078
Retail Gross Margin—Gas ($/MMBtu)	$3.40	$4.64	$3.80	$3.38
Retail Electricity Segment
Total Revenues	$144,243	$76,913	$293,571	$170,060
Retail Cost of Revenues	113,600	50,787	209,617	122,864
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(8,546)	7,201	1,728	3,526
Retail Gross Margin—Electricity	$39,189	$18,925	$82,226	$43,670
Volume of Electricity (MWh)	1,451,182	719,758	2,917,674	1,519,011
Retail Gross Margin—Electricity ($/MWh)	$27.01	$26.29	$28.18	$28.75

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2016 were approximately $13.9 million, a decrease of approximately $0.5 million, or 4%, from approximately $14.4 million for the three months ended September 30, 2015. This decrease was primarily attributable to lower rates driven by the lower commodity pricing environment, which resulted in a decrease in total revenues of $2.1 million, partially offset by an increase of $0.9 million due to higher customer sales volumes driven by the addition of customers through our Major Energy Companies acquisition, as well as a $0.7 million increase in net asset optimization revenues.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2016 was approximately $9.2 million, a decrease of $1.0 million, or 9%, from approximately $10.2 million for the three months ended September 30, 2015. This decrease was primarily due to the change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $1.5 million, partially offset by the addition of customers through our Major Energy Companies acquisition, which resulted in an increase of $0.4 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2016 was approximately $6.0 million, a decrease of approximately $1.7 million, or 23%, from approximately $7.8 million for the three months ended September 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$0.5
Change in unit margin per MMBtu	(2.3)
Change in retail natural gas segment retail gross margin	$(1.8)
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2016 were approximately $144.2 million, an increase of approximately $67.3 million, or 88%, from approximately $76.9 million for the three months ended September 30, 2015. This increase was largely because of an increase in volumes, primarily due to our acquisition of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $78.2 million. This increase was partially offset by lower customer pricing, driven by the lower commodity pricing environment from milder than anticipated weather, which resulted in a decrease of $10.9 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2016 was approximately $113.6 million, an increase of approximately $62.8 million, or 124%, from approximately $50.8 million for the three months ended September 30, 2015. This increase was primarily due to the addition of customers through our acquisitions of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $58.9 million. We additionally recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $15.7 million. These increases were partially offset by decreased supply costs, which resulted in a decrease of $11.8 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2016 was approximately $39.2 million, an increase of approximately $20.3 million, or 107%, from approximately $18.9 million for the three months ended September 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$19.2
Change in unit margin per MWh	1.1
Change in retail electricity segment retail gross margin	$20.3

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2016 were approximately $84.5 million, a decrease of approximately $8.8 million, or 9%, from approximately $93.3 million for the nine months ended September 30, 2015. This decrease was primarily attributable to lower rates driven by the lower commodity pricing environment, which resulted in a decrease in total revenues of $10.6 million, and a decrease of $1.4 million in net optimization revenues, partially offset by an increase in customer sales volume resulting from the acquisitions of Major Energy Companies, which increased total revenues by $3.2 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2016 was approximately $39.0 million, a decrease of approximately $14.1 million, or 27%, from approximately $53.1 million for the nine months ended September 30, 2015. This decrease was due to decreased supply costs, which resulted in a decrease of $15.2 million, and a decrease of $0.9 million in the value of our retail derivative portfolio used for hedging. These decreases were partially offset by an increase of $2.0 million related to increased volume resulting from the acquisition of the Major Energy Companies.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2016 was approximately $41.4 million, an increase of approximately $5.8 million, or 16%, from approximately $35.6 million for the nine months ended September 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$1.2
Change in unit margin per MMBtu	4.6
Change in retail natural gas segment retail gross margin	$5.8
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2016 were approximately $293.6 million, an increase of approximately $123.5 million, or 73%, from approximately $170.1 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in volume from the acquisition of the Major Energy Companies and the Provider Companies and the addition of several higher volume commercial customers in the East, which resulted in an increase in revenues of $156.6 million. This increase was partially offset by a decrease in electricity pricing, driven by the lower commodity pricing environment from milder than anticipated weather, which resulted in a decrease of $33.1 million.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2016 was approximately $209.6 million, an increase of approximately $86.7 million, or 71%, from approximately $122.9 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in volume as a result of the acquisition of the Major Energy Companies and the Provider Companies and the addition of higher volume commercial customers in the East, which resulted in an increase of $116.4 million. Additionally, there was an increase of $1.8 million due to a change in the value of our retail derivative portfolio used for hedging. These increases were partially offset by decreased commodity prices, which resulted in a decrease in retail cost of revenues of $31.5 million.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2016 was approximately $82.2 million, an increase of approximately $38.5 million, or 88%, from approximately $43.7 million for the nine months ended September 30, 2015, as indicated in the table below (in millions).

Change in volumes sold	$40.2
Change in unit margin per MWh	(1.7)
Change in retail electricity segment retail gross margin	$38.5

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

The covenants under the Senior Credit Facility require us to hold increasing levels of net working capital over time. The Senior Credit Facility, as amended, includes a $25 million secured revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year with the balance due at maturity, which in turn increases availability under the line. We are constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this Acquisition Line. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. We intend to negotiate the extension of the Senior Credit Facility during the first half of 2017. We believe we will be able to renegotiate and extend the Senior Credit Facility on commercially reasonable terms.

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

On October 7, 2016, we filed a registration statement under the Securities Act on Form S-3 covering offers and sales, from time to time, by us of up to $200,000,000 of Class A common stock, preferred stock, depositary shares and warrants, and by the selling stockholders named therein of up to 11,339,563 shares of Class A common stock. The registration statement was declared effective on October 20, 2016.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility will be sufficient to meet our capital requirements and working capital needs. We believe that the financing of any additional growth through acquisitions in 2016 and early 2017 may require further equity financing and/or further expansion of our Senior Credit Facility to accommodate such growth.

The following table details our total liquidity as of the date presented:

(In thousands)	September 30, 2016
Cash and cash equivalents	$16,907
Senior Credit Facility Working Capital Line Availability (1)	955
Senior Credit Facility Acquisition Line Availability (2)	1,731
Total Liquidity	$19,593
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Senior Credit Facility.”
(2) Subject to Senior Credit Facility covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the nine months ended September 30, 2016 included approximately $15.2 million for customer acquisitions and $1.8 million related to information systems improvements.
The Spark HoldCo, LLC Agreement provides, to the extent cash is available, for distributions pro rata to the holders of Spark HoldCo units such that we receive an amount of cash sufficient to cover the estimated taxes payable by us, the targeted quarterly dividend we intend to pay to holders of our Class A common stock, and payments under the Tax Receivable Agreement we have entered into with Spark HoldCo, Retailco and NuDevco Retail.

During the nine months ended September 30, 2016, we paid dividends to holders of our Class A common stock related to the three months ended December 31, 2015, March 31, 2016 and June 30, 2016 in the amount of $0.3625 per share for each dividend declaration, or $6.0 million in the aggregate. On October 27, 2016, our Board of Directors declared a quarterly dividend of $0.3625 per share for the third quarter of 2016 to holders of the Class A common stock on December 1, 2016. This dividend will be paid on December 14, 2016. The dividends that we anticipate paying on an annualized basis equal approximately $1.45 per share or $9.4 million in the aggregate on an annualized basis based on 6,496,559 shares of Class A common stock outstanding at September 30, 2016. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $$14.8 million on an annualized basis to holders of Spark HoldCo units based on 10,224,242 shares of Class B common stock outstanding at September 30, 2016. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our condensed consolidated balance sheet at September 30, 2016. See Note 11 “Transactions with Affiliates” and Note 14 "Subsequent Events" in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement. See also “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2015 for risks related to the Tax Receivable Agreement.

Pacific Summit Energy LLC
The Major Energy Companies acquired by the Company are party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consist of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, providing for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users.
The arrangements allow the Major Energy Companies to purchase gas and electricity on credit at fixed prices or prices to be determined at the time of the transaction confirmation. Under the arrangements, when the costs that Pacific Summit has paid to procure and deliver the gas and electricity exceed the payments that the Major Energy Companies have made attributable to the gas and electricity purchased, the Major Energy Companies incur interest on the difference at the floating 90-day LIBOR rate plus 300 basis points. The outstanding balance of the difference may not exceed $15.0 million for MES, and $20.0 million for each of MEES and Respond. The operating agreements also allow Pacific Summit to provide credit support, with a limit of $10.0 million for MES and $20.0 million for each of MEES and Respond, which also incurs interest at the floating 90-day LIBOR rate plus 300 basis points (except for certain credit support guaranties that do not bear interest). In connection with these arrangements, the Major Companies have granted first liens to Pacific Summit on a substantial portion of the Major Companies’ assets, including present and future accounts receivable, inventory, liquid assets, and control agreements relating to bank accounts. As of September 30, 2016, the Company had aggregate outstanding payables under these arrangements of approximately $13.4 million, bearing an interest rate of 3.9%. The Company was also the beneficiary of various credit support guarantees issued by Pacific Summit under these arrangements as of such date.
Pursuant to the operating agreements and the lockbox agreements, payments from the Major Energy Companies are placed into a secured lockbox. The Major Energy Companies are required to maintain a minimum balance in the lockbox accounts, and payments from the lockbox are made to Pacific Summit prior to any payment to the Major Energy Companies. To secure the payment obligations of the Major Energy Companies under the arrangements, Pacific Summit has a security interest, in among other things, funds in the lockbox account, certain accounts receivable and inventory supplied by Pacific Summit. Each of the Major Energy Companies has also guaranteed the payment obligations of the other Major Energy Companies under these arrangements.
Each of the arrangements has a primary term expiring on March 31, 2017, which term automatically renews for one year periods unless either party notifies the other 180 days prior to the expiration of the term. On September 27, 2016, we notified Pacific Summit of our election to trigger the expiration of these arrangements as of March 31, 2017, at the end of the primary term.

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$61,643	$39,675	$21,968
Net cash used in investing activities	$(34,175)	$(42,819)	$8,644
Net cash (used in) provided by financing activities	$(15,035)	$6,140	$(21,175)
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2016 increased by $22.0 million compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in retail gross margin in 2016, including the acquisitions of the Provider Companies and the Major Energy Companies.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $8.6 million for the nine months ended September 30, 2016, which was primarily due to the acquisitions of the Provider Companies and the Major Energy Companies.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $21.2 million for the nine months ended September 30, 2016. Cash flows used in financing activities were primarily due to additional dividends and distributions, respectively, made to holders of our Class A and Class B common stock and increased net payments under our Senior Credit Facility.

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

The Company and the Co-Borrowers have entered into Amendment No. 4 to the Senior Credit Facility, effective August 1, 2016, to, among other things, provide for the acquisition of the Provider Companies and also provide for certain additional amendments automatically upon the closing of the acquisition of the Major Energy Companies. Upon such closing, the Major Energy Companies became unrestricted subsidiaries, as that term is defined in the Senior Credit Facility. Amendment No. 4 also raised the minimum availability under the Working Capital Line to $40.0 million. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million.

The Senior Credit Facility, as amended, includes a senior secured revolving working capital facility of $60.0 million ("Working Capital Line") and a $25.0 million secured revolving Acquisition Line, to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity. The Senior Credit Facility will mature on July 8, 2017 and may be extended for one additional year with lender consent. Borrowings under the Acquisition Line will be repaid 25% per year with the remainder due at maturity.
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

The Company has the ability to elect the availability under the Working Capital Line between $40.0 million to $82.5 million. On September 30, 2016, the Company and the Co-Borrowers elected an availability of $60.0 million under the Working Capital Line. Availability under the working capital line is subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the Agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

The Senior Credit Facility is secured by pledges of the equity of the portion of Spark HoldCo owned by the Company and of the equity of Spark HoldCo’s subsidiaries (excluding the Major Energy Companies) and the Co-Borrowers’ present and future subsidiaries, all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts. The Major Energy Companies are excluded from the definition of "Borrowers" under the Senior Credit Facility. Accordingly, we do not factor in their working capital into our working capital covenants.

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

▪
Minimum Adjusted Tangible Net Worth. The Co-Borrowers must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net cash proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

▪
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 (with quarterly increases to the numerator of increments of 0.05 up to a maximum of 1.25). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”), effective January 1, 2016, with Retailco Services, LLC ("Retailco Services"), which is wholly owned by W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement.

During three and nine months ended September 30, 2016, the Company recorded general and administrative expense of $2.9 million and $11.0 million, respectively, in connection with this Master Service Agreement.

Additionally, under the Master Service Agreement, we capitalized $0.2 million and $1.3 million, respectively, during three and nine months ended September 30, 2016 of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

Ongoing Obligations in Connection with Acquisitions

The Company is obligated to make earnout and installment payments in connection with the acquisitions of the Major Energy Companies and Provider Companies as more fully described in this Quarterly Report on Form 10-Q. In the case of the Major Energy Companies acquisition, these payments could be as much as $35 million depending upon operating results and the customer counts through 2019. See further discussion related to the valuation of the earnouts in Note 8, Fair Value Measurements. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions - Acquisition of the Major Energy Companies."

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

The Company has outstanding a convertible subordinated note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by W. Keith Maxwell III, for $2.1 million. The convertible subordinated note matures on July 8, 2020, and bears interest at an annual rate of 5.00%. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of the Company’s Class B common stock (and a related unit of Spark HoldCo) at a conversion price of $16.57. RAC may not exercise conversion rights for the first eighteen months that the convertible subordinated note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note will be entitled to registration rights identical to the registration rights currently held by Retailco, LLC on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert this convertible subordinated note into 134,731 shares of Class B common stock on January 8, 2017.

The Company has outstanding a convertible subordinated note to RAC for $5.0 million. The convertible subordinated note matures on July 31, 2020 and bears interest at a rate of 5.00% per annum payable semiannually. The Company has the right to pay interest in kind. The convertible subordinated note is convertible into shares of Class B common stock (and a related unit of Spark HoldCo) at a conversion rate of $14.00 per share. RAC cannot exercise any conversion rights for the first eighteen months that the convertible note is outstanding. The convertible subordinated note is subject to automatic conversion upon a sale of the Company. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco, LLC on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert this convertible subordinated note into 383,090 shares of Class B common stock on January 31, 2017.

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

Investment in ESM. The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are joint venture partners in eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. ESM has received more than 30,000 customer applications, which are currently excluded from our count of RCEs. To date, the Company has contributed 98.0 million Japanese Yen, or $0.9 million, for 20% ownership of ESM. As certain conditions under ESM joint venture agreement are met, the Company is committed to make additional capital contributions totaling 58.4 million Japanese Yen, or $0.6 million (based on exchange rates at September 30, 2016) through November 2016.

Off-Balance Sheet Arrangements
As of September 30, 2016 we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions see Note 12 “Transactions with Affiliates” in the unaudited condensed consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Under current U.S. GAAP, excess tax benefits are currently recorded in equity and presented as a financing activity on the statement of cash flows. Upon adoption, excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of eight specific cash flow issues in the statement of cash flows. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash proceeds from the settlement of insurance claims, cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspects of more than one class of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This ASU should be applied using a retrospective transition method for each period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of the current and deferred income tax consequences of intercompany asset transfers other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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

For a discussion of the status of current litigation and governmental investigations, see Note 11 “Commitments and Contingencies” in the Company’s unaudited condensed consolidated financial statements.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain (loss) on non-trading derivative instruments net of cash settlements was $(10.1) million and $5.9 million for the three and nine months ended September 30, 2016, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2016, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 268,249 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2016 levels would have increased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2016 levels would have decreased the fair market value of our non-trading energy derivatives by $0.1 million. As of September 30, 2016, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 293,864 MWhs. An increase of 10% in the forward market prices from their September 30, 2016 levels would have increased the fair market value of our net non-trading energy portfolio by $1.2 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2016 levels would have decreased the fair market value of our non-trading energy derivatives by $1.2 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2016, we did not have a Gas Trading Fixed Price Open Position.
Credit Risk

In many of the utility service territories where we conduct business, POR programs have been established, whereby the local regulated utility offers services for billing the customer, collecting payment from the customer and remitting payment to us. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 69% and 68% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for three and nine months ended September 30, 2016, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.43% and 1.39%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.
In non-POR markets, we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three and nine months ended September 30, 2016 was less than 1.0% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2016.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2016, approximately 88% of our total exposure of $3.4 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2016, we were co-borrowers under the Senior Credit Facility, under which $49.3 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2016, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.5 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome occur, management does not currently expect that these matters will have a material adverse effect on our financial position or results of operations. See Note 11 "Commitments and Contingencies" to the unaudited consolidated financial statements for a description of certain other proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Amended and Restated Subscription Agreement, dated as of July 27, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.1	8/1/2016	001-36559
10.2	Amendment No. 4 to Amended and Restated Credit Agreement, effective as of August 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.	8-K	10.2	8/1/2016	001-36559
10.3†*	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

FCM. Futures Commission Merchant, an individual or organization that does both of the following: a) solicits or accepts orders to buy or sell futures contracts, options on futures, retail off-exchange contracts or swaps and b) accepts money or other assets from customers to support such orders.

FERC. The Federal Energy Regulatory Commission, a regulatory body that regulates, among other things, the distribution and marketing of electricity and the transportation by interstate pipelines of natural gas in the United States.

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

Spark Energy, Inc.

November 10, 2016	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Amended and Restated Subscription Agreement, dated as of July 27, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.1	8/1/2016	001-36559
10.2	Amendment No. 4 to Amended and Restated Credit Agreement, effective as of August 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.	8-K	10.2	8/1/2016	001-36559
10.3†*	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement or managerial contract