Form 10-K
period 2016-12-31
Spark Energy, Inc.
filed 2017-03-03
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Securities registered pursuant to Section 12(b) of the Act:

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
Large accelerated filer    ☐                                        Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $33.05, was $195.0 million. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and Executive Officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.

There were 6,496,559 shares of Class A common stock and 10,742,563 shares of Class B common stock outstanding as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Glossary
CFTC. The Commodity Futures Trading Commission.
CPUC. California Public Utility Commission.
ERCOT. The Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas.
ESCO. Energy service company.
FCC. Federal Communications Commission.
FERC. The Federal Energy Regulatory Commission, a regulatory body that regulates, among other things, the transmission and wholesale sale of electricity and the transportation of natural gas by interstate pipelines in the United States.
FTC. Federal Trade Commission.
ISO. An independent system operator. An ISO manages and controls transmission infrastructure in a particular region.
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
NYPSC. Public Service Commission of the State of New York.
POR Market. A purchase of accounts receivable market.
RCE. A residential customer equivalent, refers to a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhs per year.
REP. A retail electricity provider.
RTO. A regional transmission organization. A RTO, similar to an ISO, is a third party entity that manages transmission infrastructure in a particular region.
TCPA. Telephone Consumer Protection Act of 1991.

Cautionary Note Regarding Forward Looking Statements
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

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	accuracy of billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority shareholder or its affiliates offers us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	competition, and

•	the “Risk Factors” in this report, and in our quarterly reports, other public filings and press releases.

You should review the Risk Factors in Item 1A of Part I and other factors noted throughout this report that could cause our actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements speak only as of the date of this report. Unless required by law, we disclaim any obligation to publicly update or revise these statements whether as a result of new information, future events or otherwise. It is not possible for us to predict all risks, nor can we assess the impact of all factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
Our business consists of two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2016, 2015 and 2014, approximately 24%, 36% and 45%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and independent system operators ("ISOs") and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2016, 2015 and 2014, approximately 76%, 64% and 55%, respectively, of our retail revenue were derived from the sale of electricity.

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

Relationship with our Founder and Majority Shareholder

We leverage our relationship with affiliates of our founder, chairman and majority shareholder, W. Keith Maxwell III (our "Founder"), to execute on our growth strategy that includes sourcing of acquisitions, financing support, and operating cost efficiencies.

Our Founder formed National Gas & Electric, LLC (“NG&E”) in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to the Company. On August 23, 2016, we and Spark HoldCo completed the purchase of all of the outstanding membership interests in the Major Energy Companies from NG&E. Please see “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Drivers of Our Business—Acquisitions—Acquisition of the Major Energy Companies" for a more detailed discussion.

We may also engage in additional transactions with NG&E in the future. We currently expect that we would fund any future transactions with NG&E with some combination of cash, subordinated debt, or the issuance of Class A common stock or Class B common stock to NG&E. However, actual consideration paid for the assets will depend, among other things, on our capital structure and liquidity at the time of any transaction.

This relationship affords us access to opportunities that might not otherwise be available to us due to our size and availability of capital. Given our Founder's significant economic interest in us, we believe that he is incentivized to offer us opportunities to grow through this drop-down structure. However, our Founder and his affiliates are under no obligation to offer us acquisition opportunities, and we are under no obligation to buy assets from them. Additionally, as we grow and our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties. Any acquisition activity involving NG&E or any other affiliate of our Founder will be subject to negotiation and approval by a special committee of the Board of Directors consisting solely of independent directors.

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is a wholly owned subsidiary of W. Keith Maxwell III. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. On January 1, 2017, the Master Service Agreement renewed automatically pursuant to its terms for a one year period ending on December 31, 2017.

Pursuant to the Master Service Agreement, Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services. As a result of this relationship, the Company realized per customer savings relative to its cost structure prior to the Master Services Agreement and a more stable operating cost model, and will position itself to effectively realize additional economies of scale over time. See “—Master Service Agreement with Retailco Services, LLC” for a more detailed summary of the terms and conditions of the Master Service Agreement.

On December 27, 2016, we entered into a $25.0 million subordinated debt facility (the "Subordinated Facility") with Retailco, LLC ("Retailco"), which is wholly owned by our Founder. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Subordinated Debt Facility” for a description of the Subordinated Facility.

See “Risk Factors—Our future growth is dependent on successful execution of the growth strategy” and “—The provision of operational support services under the Master Service Agreement by our affiliate, Retailco Services, LLC, subjects us to a variety of risks” for a discussion of certain risks attributable to the drop down strategy and the related party transactions in which we are involved.

Our Operations

As of December 31, 2016, we operated in 90 utility service territories across 18 states and the District of Columbia and had approximately 774,000 RCEs. An RCE, or residential customer equivalent, is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in fifteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio and Pennsylvania) and electricity customers in eleven states (Connecticut, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Texas) and the District of Columbia using eight brands (Spark Energy, CenStar Energy, Electricity Maine, ENH Power, Major Energy, Oasis Energy, Provider Power Mass, and Respond Power).

Customer Contracts and Product Offerings

Fixed and variable price contracts

We offer a variety of fixed-price and variable-price service options to our natural gas and electricity customers. Under our fixed-price service options, our customers purchase natural gas and electricity at a fixed price over the life of the customer contract, which provides our customers with protection against increases in natural gas and electricity prices. Our fixed-price contracts typically have a term of one to two years for residential customers and up to three years for commercial customers and most provide for an early termination fee in the event that the customer terminates service prior to the expiration of the contract term. Our variable-price service options carry a month-to-month term and are priced based on our forecasts of underlying commodity prices and other market factors, including the competitive landscape in the market and the regulatory environment. In a typical market, we offer fixed-price electricity plans for 6, 12 and 24 months and fixed-price natural gas plans from 12 to 24 months, which may come with or without a monthly service fee and/or a termination fee. We also offer variable price natural gas and electricity plans that offer an introductory fixed price that is generally applied for a certain number of billing cycles, typically two billing cycles in our current markets, then switches to a variable price based on market conditions. Our variable plans may or may not provide for a termination fee, depending on the market and customer type.

As of December 31, 2016, approximately 52% of our natural gas RCEs were fixed-price, and the remaining 48% of our natural gas RCEs were variable-price. As of December 31, 2016, approximately 83% of our electricity RCEs were fixed-price, and the remaining 17% of our electricity RCEs were variable-price.

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

In addition to the RECs we purchase to satisfy our voluntary requirements under the terms of our green contracts with our customers, we must also purchase a specified amount of RECs based on the amount of electricity we sell in a state in a year pursuant to individual state renewable portfolio standards. We forecast the price for the required RECs at the end of each month and incorporate this cost component into our customer pricing models.

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

Customer Acquisition and Retention

Our customer acquisition strategy consists of significant customer growth obtained through opportunistic acquisitions complemented by traditional organic customer acquisition. We make decisions on how best to deploy capital on customer acquisition based on a variety of factors, including cost to acquire customers, availability of opportunities and our view of attractive commodity pricing in particular regions. For example, we may seek to make an acquisition of a large number of customers in a particular group of markets even though the initial acquisition cost may be higher because long-term margins are higher. Historically, a significant component of our customer acquisition strategy was the relationship and growth strategy structure with NG&E. See “—Relationship with our Founder and Majority Shareholder” for a discussion of this relationship. As we grow and our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties. Since 2015, of our four largest acquisitions, two have been through NG&E and two have been directly from third parties.
Acquisition of new customers and sales channels

Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We acquire both portfolios of customers as well as retail energy companies.

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

During the year ended December 31, 2016, our RCE acquisitions were generated from the following sales channels:

Acquisitions	61%
Door to Door	14%
Indirect Sales Brokers	12%
Web Based	5%
Outbound	5%
Call Center	2%
Other	1%

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

The asset optimization group historically entered into long-term transportation and storage transactions. Our risk policies are now such that this business is limited to back-to-back purchase and sale transactions, or open positions subject to our aggregate net open position limits, which are not held for a period longer than two months. Furthermore, all additional capacity procured outside of a utility allocation of retail assets must be approved by our risk committee. Hedges on our firm transportation obligations are limited to two years or less and hedging of interruptible capacity is prohibited.

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

Commodity Supply

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets, through short and long term contracts. Our in-house energy supply team is responsible for managing our commodity positions (including energy procurement, capacity, transmission, renewable energy, and resource adequacy requirements) within risk tolerances defined by our risk management policies. We procure our natural gas and electricity requirements at various trading hubs, city gates and load zones. When we procure commodities at trading hubs, we are responsible for delivery to the applicable local regulated utility for distribution.

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon continual analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery points where the local regulated utility takes control of the natural gas and delivers it to individual customers’ locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2016, we transacted physical and financial settlement of natural gas with approximately 97 wholesale counterparties.

In most markets, we typically hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. From time to time, we use a combination of physical and financial products to hedge our electricity exposure before buying physical electricity in the day-ahead and real-time market from the ISO. During the year ended December 31, 2016, we transacted physical and financial settlement of electricity with approximately 15 suppliers.

We are assessed monthly for ancillary charges such as reserves and capacity in the electricity sector by the ISOs. For example, the ISOs will charge all retail electricity providers for monthly reserves that the ISO determines are necessary to protect the integrity of the grid. We attempt to estimate such amounts, but they are difficult to estimate because they are charged in arrears by the ISOs and are subject to fluctuations based on weather and other market conditions. Many of the utilities we serve also allocate natural gas transportation and storage assets to us as a part of their competitive choice program. We are required to fill our allocated storage capacity with natural gas, which creates commodity supply and price risk. Sometimes we cannot hedge the volumes associated with these assets because they are too small compared to the much larger bulk transaction volumes required for trades in the wholesale market or it is not economically feasible to do so.

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

The risk committee has control and authority over all of our risk management activities. The risk committee establishes and oversees the execution of our credit risk management policy and our commodity risk policy. The risk management policies are reviewed at least annually and the risk committee typically meets quarterly to assure that we have followed its policies. The risk committee also seeks to ensure the application of our risk management policies to new products that we may offer. The risk committee is comprised of our Chief Executive Officer, our Chief Financial Officer and our Risk Manager who meet on a regular basis to review the status of the risk management activities and positions. We employ a Risk Manager who reports directly to our Chief Financial Officer and whose compensation is unrelated to trading activity. Commodity positions are typically reviewed and updated daily based on information from our customer databases and pricing information sources. The risk policy sets volumetric limits on intra-day and end of day long and short positions in natural gas and electricity. With respect to specific hedges, we have established and approved a formal delegation of authority specifying each trader's authorized volumetric limits based on instrument type, lead time (time to trade flow), fixed price volume, index price volume and tenor (trade flow) for individual transactions. The Risk Manager reports to the risk committee any hedging transactions that exceed these delegated transaction limits.

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

Customer Credit Risk

Our credit risk management policies are designed to limit customer credit exposure. Credit risk is managed through participation in purchase of receivables ("POR") programs in utility service territories where such programs are available. In these markets, we monitor the credit ratings of the local regulated utilities and the parent companies of the utilities that purchase our customer accounts receivable. We also periodically review payment history and financial information for the local regulated utilities to ensure that we identify and respond to any deteriorating trends. In non-POR markets, we assess the creditworthiness of new applicants, monitor customer payment activities and administer an active collections program. Using risk models, past credit experience and different levels of exposure in each of the markets, we monitor our aging, bad debt forecasts and actual bad debt expenses and continually adjust as necessary.

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and then becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. For the year ended December 31, 2016, approximately 67% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.3% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

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

We assess the adequacy of the allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2016 was $1.3 million, or 0.2% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense during the year ended December 31, 2016.

We have limited exposure to high concentrations of sales volumes to individual customers. For the year ended December 31, 2016, our largest customer accounted for less than 1% of total retail energy sales volume.

Counterparty Credit Risk in Wholesale Market

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including as a result of being unable to secure replacement supplies of natural gas or electricity on a timely and cost-effective basis or at all. At December 31, 2016, approximately 96% of our total exposure of $14.6 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.

Operational Risk

As with all companies, the Company is at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations.

We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continue to enhance awareness with employee education and accountability. As of December 31, 2016, we have not experienced any material loss related to cyber-attacks or other information security breaches.

Master Service Agreement with Retailco Services, LLC for Operational Support Services

We entered into a Master Service Agreement effective January 1, 2016 with Retailco Services, a wholly owned subsidiary of W. Keith Maxwell III, and NuDevco Retail, LLC ("NuDevco Retail"), an affiliate of our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. On January 1, 2017, the Master Service Agreement renewed automatically pursuant to its terms for a one year period ending on December 31, 2017.

Retailco Services provides operational support services to us such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement (collectively, the "Services").

Spark HoldCo pays Retailco Services a monthly fee consisting of a monthly fixed fee plus a variable fee per customer per month depending on market complexity. We meet with Retailco Services quarterly to discuss fees and Service Levels (as defined below) based on changes in assumptions; to date, we have not adjusted fees or the Service Levels. The Master Service Agreement provides that Retailco Services perform the Services in accordance with specified service levels (the “Service Levels”), and in the event Retailco Services fails to meet the Service Levels, Spark HoldCo receives a credit against invoices or a cash payment (the “Penalty Payment”). The amount of the Penalty Payment was initially limited to $0.1 million monthly, but adjusts annually based upon the amount of fees charged by Retailco Services for Services over the prior year. Furthermore, in the event that the Service Levels are not satisfied and Spark HoldCo suffers damages in excess of $0.5 million as a result of such failure, Retailco Services will make a payment (the “Damage Payment”) to Spark HoldCo for the amount of the damages (less the amount of any Penalty Payments also due). The Master Service Agreement provides that in no event may the Penalty Payments and Damage Payments exceed $2.5 million in any twelve-month period. For the year ended December 31, 2016, Penalty Payments and Damage Payments totaled $0.1 million and $1.4 million, respectively.

In connection with the Master Service Agreement, certain of Spark HoldCo’s employees who previously provided services similar to those to be provided under the Master Service Agreement have become employees of Retailco Services, and certain contracts, assets, and intellectual property have been assigned to Retailco Services. In addition, in order to facilitate the Services, Spark HoldCo has granted Retailco Services a non-transferable, non-exclusive, royalty-free, revocable and non-sub-licensable license to use certain of its intellectual property.

Either Spark HoldCo or Retailco Services is permitted to terminate the Master Service Agreement: (a) upon 30 days prior written notice for convenience and without cause; (b) upon a material breach and written notice to the breaching party when the breach has not been cured 30 days after such notice; (c) upon written notice if Retailco Services is unable for any reason to resume performance of the services within 60 days following the occurrence of an event of force majeure; and (d) upon certain events of insolvency, assignment for the benefit of creditors, cessation of business, or filings of petitions for bankruptcy or insolvency proceedings by the other party. In the event the Master Service Agreement is terminated for any reason, Retailco Services will provide certain transition services to Spark HoldCo following the termination, not to exceed six months at the then-current fees.

Retailco Services and Spark HoldCo have agreed to indemnify each other from: (a) willful misconduct or negligence of the other; (b) bodily injury or death of any person or damage to real and/or tangible personal property caused by the acts or omission of the other; (c) any breach of any representation, warranty, covenant or other obligation of the other party under the Master Service Agreement, and (d) other standard matters. Subject to certain exceptions (including indemnification obligations, the obligations to pay fees and the Damage Payments and Penalty Payments), each parties’ liability is limited to $2.5 million of direct damages.

NuDevco Retail has entered into the Master Service Agreement for the limited purpose of guarantying payments that Retailco Services may be required to make under the Master Service Agreement up to a maximum of $2.0 million.

Competition

The markets in which we operate are highly competitive. In markets that are open to competitive choice of retail energy suppliers, our primary competition comes from the incumbent utility and other independent retail energy companies. In the electricity sector, these competitors include larger, well-capitalized energy retailers such as Direct Energy, Inc., FirstEnergy Solutions, Inc., Just Energy Group, Inc. and NRG Energy, Inc. We also compete with small local retail energy providers in the electricity sector that are focused exclusively on certain markets. Each market has a different group of local retail energy providers. With respect to natural gas, our national competitors are primarily Direct Energy and Constellation Energy. Our national competitors generally have diversified energy platforms with multiple marketing approaches and broad geographic coverage similar to us. Competition in each market is based primarily on product offering, price and customer service. The number of competitors in our markets varies. In well-established markets in the Northeast and Texas we have hundreds of competitors, while in others, the competition is limited to several participants.

The competitive landscape differs in each utility service area and within each targeted customer segment. Over the last several years, a number of utilities have spun off their retail marketing arms as part of the opening of retail competition in these markets. Markets that offer POR programs are generally more competitive than those markets in which retail energy providers bear customer credit risk. Market participants are significantly shielded from bad debt expense, thereby allowing easier entry into the POR markets. In these markets, we face additional competition as barriers to entry are less onerous.

Our ability to compete by increasing our market share depends on our ability to convince customers to switch to our products and services, and our ability to offer products at attractive prices. Many local regulated utilities and their affiliates may possess the advantages of name recognition, long operating histories, long-standing relationships with their customers and access to financial and other resources, which could pose a competitive challenge to us. As a result of these advantages, many customers of these local regulated utilities may decide to stay with their longtime energy provider if they have been satisfied with their service in the past. In addition, competitors may choose to offer more attractive short-term pricing to increase their market share.

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

Natural gas accounted for approximately 24% of our retail revenues for the year ended December 31, 2016, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

As of October 2015, the state of Connecticut no longer allows retail energy providers to offer variable rate plans even after the customer rolls off of a fixed rate plan. As a result of this change, we now offer customers who end their fixed terms with another fixed term of no less than four billing cycles. This regulatory change did not have a significant impact on our results of operations, and we expect that we can continue to manage the renewals in these markets to maintain profitability. Other states are currently examining the effectiveness of implementing such a restriction.

On February 23, 2016, the New York State Public Service Commission ("NYPSC") issued an order ("Resetting Order") resetting retail energy markets that, among other things, would have limited the types of competitive products that energy service companies ("ESCOs"), such as us, could offer in New York. The Resetting Order stated that all new customer enrollments or expiring agreements for mass market (residential and certain small commercial) customers must enroll or re-enroll in a contract that offers either: (i) a guarantee that the customer will pay no more than what the customer would pay as a full service utility customer, or (ii) an electricity product that is at least 30% derived from specific renewable sources either in the State of New York or in adjacent market areas. On July 22, 2016, most of the Resetting Order, including the provisions previously noted, was vacated by a New York state court. However, an appeal by certain ESCOs is ongoing as to whether the NYPSC has jurisdiction over ESCO pricing of products. The NYPSC cross appealed the decision as well. Currently, the NYPSC and ESCOs are engaged in certain evidentiary proceedings that are addressing, among other things, whether the NYPSC has sufficient cause to implement another similar Resetting Order. ESCOs are actively participating in these evidentiary proceedings and are vigorously contesting any efforts to restrict the industry given the anti-competitive effect of these efforts on the retail markets in New York.

We are evaluating the potential impact of the NYPSC's Resetting Order on our New York operations while preparing to operate in compliance with any new requirements that may come as a result of the evidentiary proceedings. Given the uncertainty of the outcome of these matters and the final requirements that may be implemented, we are unable to predict at this time whether it will have a significant long-term impact on our operations in New York.

The NYPSC has also increased its scrutiny of individual ESCOs in 2016 and 2017. Many ESCOs, including one of the Company's subsidiaries, are the subject of a variety of investigative proceedings regarding their marketing efforts in New York. The Company's subsidiary is the subject of an investigative order by the NYPSC concerning a limited number of slamming allegations and late processing of customer refunds. The Company has responded to the order confirming that it has the requisite third party verifications in response to the allegations of slamming and that it has taken remediative measures to address the late refunds. While investigations of this nature have become common and are often resolved in a manner that allows the ESCO to continue operating in New York, there can be no assurance that the NYPSC will not take more severe action on individual ESCOs, including the Company's subsidiaries.

Our marketing efforts to consumers, including but not limited to telemarketing, door-to-door sales, direct mail and online marketing, are subject to consumer protection regulation including state deceptive trade practices acts, Federal Trade Commission ("FTC") marketing standards, and state utility commission rules governing customer solicitations and enrollments, among others. By way of example, telemarketing activity is subject to federal and state do-not-call regulation and certain enrollment standards promulgated by state regulators. Door-to-door sales are governed by the FTC’s “Cooling Off” Rule as well as state-specific regulation in many jurisdictions. In markets in which we conduct customer credit checks, these checks are subject to the requirements of the Fair Credit Reporting Act. Violations of the rules and regulations governing our marketing and sales activity could impact our license to operate in a particular market, result in suspension or otherwise limit our ability to conduct marketing activity in certain markets, and potentially lead to private actions against us. Moreover, there is potential for changes to legislation and regulatory measures applicable to our marketing measures that may impact our business models.

Recent interpretations of the Telephone Consumer Protection Act of 1991 (the "TCPA") by the Federal Communications Commission ("FCC") have introduced confusion regarding what constitutes an “autodialer” for purposes of determining compliance under the TCPA. Also, additional restrictions have been placed on wireless telephone numbers making compliance with the TCPA more costly. See “Risk Factors—Risks Associated with Violations of the Telephone Consumer Protection Act.”
As compliance with the TCPA gets more costly and as door-to-door marketing becomes increasingly risky both from a regulatory compliance perspective and from the risk of such activities drawing class action litigation claims, we and our peers who rely on these sales channels will find it more difficult than in the past to engage in direct marketing efforts. In response to these risks, the Company is experimenting with new technologies such as ringless messaging and door-to-door sales using tablets, both of which expand opportunities to market directly to customers.

Our participation in natural gas and electricity wholesale markets to procure supply for our retail customers and hedge pricing risk is subject to regulation by the Commodity Futures Trading Commission, including regulation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. In order to sell electricity, capacity and ancillary services in the wholesale electricity markets, we are required to have market-based rate authorization, also known as “MBR Authorization”, from the Federal Energy Regulatory Commission ("FERC"). We are required to make status update filings to FERC to disclose any affiliate relationships and quarterly filings to FERC regarding volumes of wholesale electricity sales in order to maintain our MBR Authorization.

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

Employees

We employed 143 people as of December 31, 2016. This number does not include employees of Retailco Services who provide services to us under the Master Service Agreement as described under “—Master Service Agreement with Retailco Services, LLC for Operational Support Services.”

We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. We also utilize the services of independent contractors and vendors to perform various services.

Facilities

Our corporate headquarters is located in Houston, Texas. We believe that our facilities are adequate for our current operations. We share our corporate headquarters with certain of our affiliates. NuDevco Midstream Development, LLC, an indirect subsidiary of TxEx Energy Investments, LLC, is the lessee under the lease agreement covering these facilities. NuDevco Midstream Development, LLC pays the entire lease payment on behalf of the affiliates of TxEx Energy Investments, LLC, and we reimburse NuDevco Midstream Development, LLC for our share of the leased space.

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
Additionally, significant changes in the pricing methods in the wholesale markets in which we operate could affect our commodity prices. Regulatory policies concerning how markets are structured, how compensation is provided for service, and the kinds of different services that can or must be offered, may change and could have significant impacts on our costs of doing business. For example, the Electric Reliability Council of Texas ("ERCOT") has recently considered supplementing the existing energy and ancillary service markets with a mandate to purchase installed capacity, which could have the effect of increasing our supply costs. Similarly, ERCOT adopted a new reserve imbalance market that will increase prices in certain circumstances. Changes to the prices we pay to acquire commodities and that we are not able to pass along to our customers could materially adversely affect our operations, which could negatively impact our financial results and our ability to pay dividends to the holders of our Class A common stock.
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
In addition, we incur costs monthly for ancillary charges such as reserves and capacity in the electricity sector by ISOs. For example, the ISOs will charge all retail electricity providers for monthly reserves that the ISO determines are necessary to protect the integrity of the grid. We attempt to estimate such amounts but they are difficult to estimate because they are charged in arrears by the ISOs and are subject to fluctuations based on weather and other market conditions. We may be unable to fully pass the higher cost of ancillary reserves and reliability services through to our customers, and increases in the cost of these ancillary reserves and reliability services could negatively impact our results of operations.
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
The regulatory structure in California, where we have operations in three markets, is in the process of changing as the California Public Utility Commission (the "CPUC") is assuming greater regulatory responsibility over the core transportation aggregation market and marketers such as ourselves that operate in the natural gas markets in California. California Senate Bill 656, which became effective on January 1, 2014, established CPUC jurisdiction over core transportation aggregators and directed the CPUC to develop and publish consumer protection standards for core transportation aggregators. The new law requires, among other things, that the CPUC must set minimum standards of consumer protection and establish a mechanism to resolve customer complaints and award reparations. The CPUC is implementing rules on key issues that will affect retailers in these markets, such as complaint resolution processes; minimum standards for consumer protections; notice requirements detailing the terms and conditions of service and marketing practices. There can be no assurance that the CPUC will not enact new regulations that will make marketing and operating in California more difficult or that any such new regulations and requirements will not have an adverse impact on the Company’s operations in California.
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

Additionally, on February 23, 2016, the NYPSC issued the Resetting Order, which, among other things, would have limited the types of competitive products that ESCOs, such as us, can offer in New York. The Resetting Order stated that all new customer enrollments or expiring agreements for mass market (residential and certain small commercial) customers must enroll or re-enroll in a contract that offers either: (i) a guarantee that the customer will pay no more than what the customer would pay as a full service utility customer, or (ii) an electricity product that is at least 30% derived from specific renewable sources either in the State of New York or in adjacent market areas. The types of renewable sources that might have been used to comply with the new standards might have been more expensive than sources historically used by ESCOs to fulfill these requirements.

In connection with their existing customers, under the Resetting Order, ESCOs would have been obligated to obtain “affirmative consent” from a customer prior to renewing that customer from a fixed rate or guaranteed savings contract into a contract that provides renewable energy but does not guarantee savings. ESCOs that served customers through month-to-month variable rate agreements would have been required to enroll those customers in a compliant product at the end of the current billing cycle or return the customers to the utility supply service. ESCOs could have lost a significant portion of their customer base to the extent they had to seek affirmative consent upon renewal. Most of the original Resetting Order was vacated by a New York state court on July 22, 2016. However, an appeal by certain ESCOs is ongoing as to whether NYPSC has jurisdiction over ESCO pricing of products. The NYPSC cross appealed the decision as well. Currently, ESCOs and the NYPSC are involved in certain evidentiary proceedings that are addressing, among other things, whether the NYPSC has sufficient cause to implement another similar Resetting Order. ESCOs are actively participating in these evidentiary proceedings and are vigorously contesting any efforts to restrict the industry given the anti-competitive effect of these efforts on the retail markets in New York. In the event that all or significant components of the original Resetting Order are re-implemented, ESCOs, including us, could be obligated to, among other things, seek affirmative consent from their fixed and variable rate customers upon renewal, which may be very difficult to obtain. As of December 31, 2016, 20% of our customers on an RCE basis may be influenced by the original form of the Resetting Order issued by the NYPSC.

The NYPSC has also increased its scrutiny of individual ESCOs in 2016 and 2017. Many ESCOs, including one of the Company's subsidiaries, are the subject of a variety of investigative proceedings regarding their marketing efforts in New York. The Company's subsidiary is the subject of an investigative order by the NYPSC concerning a limited number of slamming allegations and late processing of customer refunds. The Company has responded to the order confirming that it has the requisite third party verifications in response to the allegations of slamming and that it has taken remediative measures to address the late refunds. While investigations of this nature have become common and are often resolved in a manner that allows the ESCO to continue operating in New York, there can be no assurance that the NYPSC will not take more severe action on individual ESCOs, including the Company's subsidiaries.
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
Operators of systems providing for the delivery of natural gas and electricity maintain detailed tariffs that are kept on file with regulators. These tariffs and market rules applicable to operators are often very long and complex, and often are subject to service provider proposals to change them. We may not be able to prevent adoption of adverse tariff changes. Users of energy delivery systems also have rules and obligations applicable to them that are established by regulators. For example, transactions involving a shipper’s release of interstate pipeline capacity are subject to regulation at the federal level. Our failure to abide by tariffs, market rules or other delivery system rules may result in fines, penalties and damages.
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

Liability under the TCPA has increased significantly in recent years and we faces risks if we fail to comply with the TCPA.

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

In recent years, retail energy providers have been named as defendants in class action lawsuits relating to pricing and sales practices, among other matters. A number of these lawsuits have resulted in substantial jury awards or settlements. We are currently a defendant in two class action lawsuits involving sales practices in Maine and New Jersey. A negative outcome could result in significant damages depending on whether a class is certified, and if so, the size of a such class.

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

Our ability to grow depends in part on our ability to make acquisitions that are accretive to our adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA"). We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, (ii) net gain (loss) on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense, and (v) other non-cash and non-recurring operating items.

If we are unable to make accretive acquisitions, whether because we are unable to identify attractive acquisition candidates or negotiate commercially acceptable terms for such acquisitions, unable to obtain financing for these acquisitions on economically feasible terms, or outbid by competitors, then our future growth may be limited to organic growth, which could adversely affect our financial results and our ability to pay dividends to the holders of our Class A common stock.

In connection with this acquisition strategy, we may need to issue equity or Retailco may periodically sell shares of our Class A common stock into the market for the purposes of financing the underlying transactions. Our prospects could be negatively impacted if Retailco was unable to make such sales to fund its acquisition of assets to ultimately sell to us, or we are unable to issue our equity into the market on commercially reasonable terms.

We may be subject to risks in connection with acquisitions, which could cause us to fail to realize many of the anticipated benefits of such acquisitions.

We believe that acquisitions that we complete, including our acquisitions of the Provider Companies and Major Energy Companies in 2016, will be beneficial to our company and our stockholders. Achieving the anticipated benefits of these and future transactions will depend in part upon our accuracy assessing the benefits of the acquisition prior to undertaking it, and our ability to integrate the acquired businesses in an efficient and effective manner.

The successful acquisition of a business requires assessing several factors, including anticipated cash flow and accretive value, regulatory challenges, our ability to retain customers and assumed liabilities. The accuracy of these assessments is inherently uncertain and our assessments may turn out incorrect.

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

Our growth strategy depends on our ability to make acquisitions that are accretive to our earnings. In addition to acquisitions from third parties, one of the sources of our anticipated growth is through the acquisition of businesses from NG&E, which is owned by our Founder. The success of this growth strategy is dependent on a variety of factors including:

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

•	our ability to obtain approval by a special committee of independent directors of our Board of any such transaction; and

•	Retailco's ability to sell shares of our Class A common stock for the purposes of financing the underlying transactions.

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

A significant portion of our operations, including enrollment and renewal transaction services, customer billing and transaction services, electronic payment processing services, customer services and information technology infrastructure and application support services is being provided to us by our affiliate, Retailco Services, LLC, under the Master Service Agreement. We are subject to a variety of risks under the Master Service Agreement, including:

•	conflicts of interest that may arise between our Founder, who owns Retailco Services, LLC, where he may favor the interests of Retailco Services, LLC over our interests;

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
As of December 31, 2016, approximately 52% of our natural gas RCEs were fixed-price, and the remaining 48% of our natural gas RCEs were variable-price. As of December 31, 2016, approximately 83% of our electricity RCEs were fixed-price, and the remaining 17% of our electricity RCEs were variable-price. A significant decrease in the retail price of natural gas or electricity may cause our customers to switch retail energy service providers during their contract terms to obtain more favorable prices. Although we generally have a right to collect a termination fee from each customer on a fixed-price contract who terminates their contract following such an event, we may not be able to collect the termination fees in full or at all. Our variable-price contracts typically may be terminated by our customers at any time without penalty.
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

Our Founder is also the sole owner and Chief Executive Officer of NG&E. NG&E was created to make acquisitions for the purpose of ultimately offering all or a portion of such acquisitions to us as a part of our growth strategy. NG&E may choose to retain all or a portion of these acquisitions for its own business, or it may operate the businesses it acquires for a lengthy period of time before offering them to us. In operating these businesses, NG&E will from time to time compete with us in various markets. We also may both be acquiring customers in the same markets and using the same pool of vendors. Such competition may adversely affect our ability to operate successfully in a given market, which could have a material adverse effect on our financial results and our ability to pay dividends to the holders of our Class A common stock.
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
We bear direct credit risk related to our customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2016, customers in non-POR markets represented approximately 33% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract. Even if we terminate service to customers who fail to pay their bill, we remain liable to our suppliers of natural gas and electricity for the cost of those commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.
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
In POR markets, we rely on the local regulated utility to purchase our customer accounts receivable and to perform timely and accurate billing. POR markets represented approximately 67% of our retail revenues for the year ended December 31, 2016. As our business grows, the portion of customers we serve in POR markets could increase. The bankruptcy of a local regulated utility could result in a default in such local regulated utility’s payment obligations to us, or efforts to reject contracts for service that they have with us if they believe there is a high value alternative opportunity.
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
We have $51.3 million of indebtedness outstanding and $29.6 million in issued letters of credit under our Senior Credit Facility, and $5.0 million in indebtedness outstanding under our Subordinated Facility as of December 31, 2016. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have important negative consequences on our financial condition, including:

—	increasing our vulnerability to general economic and industry conditions;

—
requiring cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to pay dividends to holders of our Class A common stock or to use our cash flow to fund our operations, capital expenditures and future business opportunities;

—	limiting our ability to fund future acquisitions;

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

Our Senior Credit Facility contains financial and other restrictive covenants that may limit our ability to return capital to stockholders or otherwise engage in activities that may be in our long-term best interests. Our inability to satisfy certain financial covenants could prevent us from paying cash dividends, and our failure to comply with those and other covenants could result in an event of default that, if not cured or waived, may entitle the lenders to demand repayment or enforce their security interests, which could negatively impact our financial results and our ability to pay dividends to the holders of our Class A common stock.
Our Senior Credit Facility will mature on July 8, 2017. Our financial results could be negatively impacted to the extent we are unable to negotiate a new credit arrangement on commercially reasonable terms.
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
We depend on the accuracy and timeliness of customer billing, collections and consumption information in our information systems. We rely on many internal and external sources for this information, including:

—	our marketing, pricing and customer operations functions; and

—	various local regulated utilities and ISOs for volume or meter read information, certain billing rates and billing types (e.g., budget billing) and other fees and expenses.
Inaccurate or untimely information, which may be outside of our direct control, could result in:

—	inaccurate and/or untimely bills sent to customers;

—	inaccurate accounting and reporting of customer revenues, gross margin and accounts receivable activity;

—	inaccurate measurement of usage rates, throughput and imbalances;

—	customer complaints; and

—	increased regulatory scrutiny.
We may become liable for incorrectly calculating taxes, and certain of our charges may become uncollectable due to billing errors. Although customers are responsible for the payment of taxes related to the sales of natural gas and electricity, we estimate the amount of taxes they owe and invoice our customers through our billing process. We subsequently remit those taxes to the relevant taxing authorities. If we were to later determine that the amount we billed them for taxes was insufficient, we would not be able to recover the difference from them and would ultimately be responsible for those costs. Additionally, some of the markets in which we operate require us to bill customers within a specific period of time. If we do not bill our customer within that period of time, the customer may not be obligated to pay us at all.

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

A successful cyber-attack on the systems that control the Company’s customer information systems could severely disrupt business operations, preventing the Company from billing and collecting revenues. A cyber-attack or security breach on us or our third party outsourced system providers could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny, diminished customer confidence and damage to the Company’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses. The Company does not maintain cyber-liability insurance that covers certain damage caused by potential cyber incidents. A significant cyber incident could materially and adversely affect the Company’s business, financial condition and results of operations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Although we qualify for the end-user exception to the mandatory clearing and uncleared swap margin requirements for swaps to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, has changed the cost and availability of the swaps that we use for hedging.

The Dodd-Frank Act and any new regulations promulgated under the Dodd-Frank Act could significantly increase the cost of derivative transactions, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and related regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect our financial results and our ability to pay dividends to the holders of our Class A common stock.
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

We rely on a third party vendor for our customer billing and transactions platform that exposes us to third party performance risk.
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
As of December 31, 2016, approximately 56% of our RCEs were located in five states. Specifically, 20%, 10%, 9%, 9% and 8% of our customers on an RCE basis were located in New York, Pennsylvania, Maine, Texas and New

Jersey, respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. In addition, if any of the states that contain a large percentage of our customers were to reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to economically operate in that state, our financial results and our ability to pay dividends to the holders of our Class A common stock could be adversely affected.
Increases in state renewable portfolio standards or an increase in the cost of renewable energy credit and carbon offsets may adversely impact the price, availability and marketability of our products.
Pursuant to state renewable portfolio standards, we must purchase a specified amount of renewable energy credits, or RECs, based on the amount of electricity we sell in a state in a year. In addition, we have contracts with certain customers that require us to purchase RECs or carbon offsets. If a state increases its renewable portfolio standards, the demand for RECs within that state will increase and therefore the market price for RECs could increase. We attempt to forecast the price for the required RECs and carbon offsets at the end of each month and incorporate this forecast into our customer pricing models, but the price paid for RECs and carbon offsets may be higher than forecasted. We may be unable to fully pass the higher cost of RECs through to our customers, and increases in the price of RECs may decrease our results of operations and affect our ability to compete with other energy retailers that have not contracted with customers to purchase RECs or carbon offsets. Further, a price increase for RECs or carbon offsets may require us to decrease the renewable portion of our energy products, which may result in a loss of customers. A further reduction in benefits received by local regulated utilities from production tax credits in respect of renewable energy may adversely impact the availability to us, and marketability by us, of renewable energy under our brands. Accordingly, such decrease may result in reduced revenue and may negatively impact our financial results and our ability to pay dividends to the holders of our Class A common stock.
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
Our vendors may expose us to risks.
We are subject to reputational risks that may arise from the actions of our vendors and their independent contractors that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our vendors engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of applicable laws and regulations that may result in regulatory proceedings, disadvantageous conditioning of our energy retailer license, or the revocation of our energy retailer license, which could materially impact our financial results and our ability to pay dividends to the holders of our Class A common stock.
Unauthorized activities in connection with sales efforts by agents of our vendors, including calling consumers in violation of the TCPA and predatory door-to-door sales tactics and fraudulent misrepresentation could subject the Company to class action lawsuits against which the Company will be required to defend. Such defense efforts will be costly and time consuming.
In addition, the independent contractors of our vendors may consider us to be their employer and seek compensation.
Risks Related to our Class A Common Stock
We may have shortfalls of cash available for distribution from operating cash flows in certain quarters, and we may not be able to continue paying our targeted quarterly dividend to the holders of our Class A common stock in the future.
The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

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
Furthermore, holders of our Class A common stock should be aware that the amount of cash available for distribution depends primarily on our cash flow, and is not solely a function of profitability, which is affected by non-cash items. We may incur other expenses or liabilities during a period that could significantly reduce or eliminate our cash available for distribution and, in turn, impair our ability to pay dividends to holders of our Class A common stock during the period. Because we are a holding company, our ability to pay dividends on our Class A common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us. We are entitled to pay cash dividends to the holders of the Class A common stock and Spark HoldCo is entitled to make cash distributions to Retailco, LLC and NuDevco Retail, LLC ("NuDevco Retail") and us under our Senior Credit Facility so long as: (a) no default exists or would result from such a payment; (b) Spark HoldCo, SE, SEG, CenStar, Oasis and the Provider Companies are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed borrowing base limits. Finally, dividends to holders of our Class A common stock are paid at the discretion of our board of directors. Our board of directors may decrease the level of or entirely discontinue payment of dividends.
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
Our Founder holds a substantial majority of the voting power of our common stock.
Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation and bylaws. Our Founder controls 62.7% of the combined voting power of the Class A common stock and Class B common stock as of December 31, 2016 through his ownership of Retailco, LLC.
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
We are a “controlled company” under NASDAQ Global Select Market rules, and as such we are entitled to an exemption from certain corporate governance standards of the NASDAQ Global Select Market, and you may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ Global Market corporate governance requirements.
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
Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ Global Select Market corporate governance requirements.
We engage in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests.
We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. We will continue to enter into back-to-back transactions for purchases of commodities and derivatives on behalf of our affiliate. We will also continue to pay certain expenses on behalf of several of our affiliates for which we will seek reimbursement. We will also continue to share our corporate headquarters with certain affiliates. We cannot assure that our affiliates will reimburse us for the costs we have incurred on their behalf or perform their obligations under any of these contracts.
Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock.
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. On October 7, 2016, we filed a registration statement under the Securities Act on Form S-3 allowing us to offer and sell, from time to time, shares of preferred stock. The registration statement was declared effective on October 20, 2016.
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
Subject to certain limitations and exceptions, Retailco, LLC and its affiliate NuDevco Retail may exchange their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock, preferred stock, depositary shares or warrants in subsequent public offerings.
On February 28, 2017, we had 6,496,559 outstanding shares of Class A common stock and 10,742,563 outstanding shares of Class B common stock.
On February 28, 2017, Retailco and NuDevco Retail owned 10,742,563 shares of Class B common stock and 397,000 shares of Class A common stock. Retailco, LLC and NuDevco Retail are each a party to a registration rights agreement with us that requires us to effect the registration of their shares in certain circumstances. On October 7, 2016, we filed a registration statement under the Securities Act on Form S-3 registering the offer and sale, from time to time, of the Class A common stock held by Retailco and NuDevco (including Class A common stock that may be obtained upon conversion of Class B common stock). The registration statement was declared effective on October 20, 2016. All of the shares held by Retailco and NuDevco and registered on the registration statement may be immediately resold. Subject to compliance with the Securities Act or exemptions therefrom, employees who have received Class A common stock as equity awards may also sell their shares into the public market.
We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances or sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock. Our amended and restated certificate of incorporation allows us to issue up to an additional 183,278,699 shares of equity securities, including securities ranking senior to our Class A common stock.
We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.
We are party to a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by us to Retailco, LLC (as successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increase resulting from the purchase by the Company of SparkHoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. We retain the benefit of the remaining 15% of these tax savings. See Note 11 "Income Taxes" for further discussion.
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
We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted us the right to defer the TRA Payment until May 2018. During the period of time when we have elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our consolidated balance sheet at December 31, 2016. See also Note 13 "Transactions with Affiliates."
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
In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control due to the additional transaction cost a potential acquirer may attribute to satisfying such obligations. For example, if the Tax Receivable Agreement had been terminated as of December 31, 2016, the estimated termination payment would be approximately $92.6 million (calculated using a discount rate equal to the one-year London Inter-Bank Offered Rate ("LIBOR"), plus 200 basis points). The foregoing number is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. On October 7, 2016, we filed a registration statement under the Securities Act on Form S-3 allowing us to offer and sell, from time to time, shares of preferred stock. The registration statement was declared effective on October 20, 2016.
The terms of one or more classes or series of preferred stock we offer or sell could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
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
In April 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") was signed into law. We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company until as late as December 31, 2019, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
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
We are required to comply with certain of the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act that require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment also includes the disclosure of any material weakness in internal control over financial reporting identified by our management and our independent registered public accounting firm. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the end of the fiscal year after we are no longer an “emerging growth company” under the JOBS Act, which may be for up to five fiscal years after the completion of our IPO.
If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditor identify and report material weakness in our internal control over financial reporting, the accuracy or timeliness of the filing of our annual report and quarterly reports may be materially and adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
Our amended and restated certificate of incorporation limits the fiduciary duties of one of our directors and certain of our affiliates and restricts the remedies available to our stockholders for actions taken by our Founder or certain of our affiliates that might otherwise constitute breaches of fiduciary duty.
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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations except as described below. See Note 12 "Commitments and Contingencies" to the audited combined and consolidated financial statements, which are incorporated herein by reference to Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On March 14, 2016, Spark Energy Gas, LLC and Spark Energy, Inc. filed a Motion to Dismiss this case. On April 18, 2016, Plaintiff filed his Opposition to the Motion to Dismiss. On April 25, 2016, Spark Energy, Inc. and Spark Energy Gas, LLC filed a Reply in support of their Motion to Dismiss. On November 15, 2016, the Court entered an Order Granting Spark Energy, Inc. and Spark Energy Gas, LLC’s Motion to Dismiss in Part and dismissed Plaintiff’s breach of covenant of good faith and fair dealing claim as well as Plaintiff’s unjust enrichment claim. On February 15, 2017, Plaintiffs filed an Amended Complaint to try to expand the class to a nation-wide class. The response to this Amended Complaint for Spark Energy, Inc. and Spark Energy Gas, LLC is due on March 15, 2017.  Initial discovery has begun. We cannot predict the outcome or consequences of this case.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014 in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. On August 1, 2016, in connection with the Company’s closing of the acquisition of the Provider Companies, the Provider Companies entered into a joint defense agreement with the remaining defendants. The Provider Companies have posted an appeal bond of $1.0 million in connection with the appeal. On November 2, 2016, a briefing order was distributed by the court. The Provider Companies filed their brief and appendix on December 30, 2016. The opposition brief is due March 1, 2017, and the Provider Companies will have the opportunity to submit a reply brief thereafter.  As of December 31, 2016, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies and the Company has full indemnity coverage and set-off rights against future price installments for any actual exposure in the appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in 2016, enrolled customers through fraudulent and misleading advertising and promotions.  Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. Defendants’ initial responsive pleading was filed on February 6, 2017.  In early February, Spark HoldCo filed a motion to dismiss the claims for which a hearing is expected in the second quarter. Discovery has not yet commenced in this matter but we anticipate it will commence soon. We cannot predict the outcome or consequences of this case. Under the terms of the acquisition, we are indemnified for losses and expenses in connection with this action subject to certain limits.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “SPKE." On February 28, 2017, the closing price of our stock was $27.00, and we had one holder of record of our Class A common stock and two holders of record of our Class B common stock, excluding stockholders for whom shares are held in “nominee” or “street name”. The following table presents the high and low sales prices for closing market transactions as reported on the NASDAQ for the periods presented.

	2016		2015
Quarter Ended	Low	High	Low	High
March 31	$17.70	$27.62	$13.01	$15.95
June 30	$17.81	$35.63	$11.85	$16.10
September 30	$22.57	$34.69	$14.56	$17.65
December 31	$23.05	$32.45	$15.56	$22.53

Dividends

We intend to pay a cash dividend each quarter to holders of our Class A common stock to the extent we have cash available for distribution and are permitted to do so under the terms of our Senior Credit Facility. Below is a summary of dividends paid on our Class A common stock for 2016 and 2015.

	2016
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.3625	2/29/2016	3/14/2016
Second Quarter	$0.3625	5/31/2016	6/14/2016
Third Quarter	$0.3625	8/29/2016	9/13/2016
Fourth Quarter	$0.3625	12/1/2016	12/14/2016

	2015
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.3625	3/2/2015	03/16/2015
Second Quarter	$0.3625	6/1/2015	06/15/2015
Third Quarter	$0.3625	8/31/2015	09/14/2015
Fourth Quarter	$0.3625	11/30/2015	12/14/2015

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facility" for a description of certain terms of our Senior Credit Facility that may impact our ability to pay dividends.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for each of the years in the four year period ended December 31, 2016. We have elected to utilize the reduced disclosure requirements available as an emerging growth company under the JOBS Act, including the presentation of only four years of historical financial data in the tables below.

This information is derived from our combined and consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Emerging Growth Company Status” and “Financial Statements and Supplementary Data."

(in thousands, except per share and volumetric data)	Year Ended December 31,
	2016	2015	2014	2013
Statement of Operations Data:
Total Revenues	$546,697	$358,153	$322,876	$317,090
Operating income (loss)	84,001	29,905	(3,841)	32,829
Net income (loss)	65,673	25,975	(4,265)	31,412
Net Income (Loss) Attributable to Non-Controlling Interests	51,229	22,110	(4,211)	—
Net income (loss) attributable to Spark Energy, Inc. stockholders	14,444	3,865	(54)	31,412

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$2.53	$1.26	$(0.02)	N/A (1)
Diluted	$2.23	$1.06	$(0.02)	N/A (1)

Weighted average common shares outstanding
Basic	5,701	3,064	3,000	N/A (1)
Diluted	6,345	3,327	3,000	N/A (1)

Balance Sheet Data:
Current assets	$197,983	$102,680	$105,989	$101,291
Current liabilities	$184,056	$84,188	$92,816	$73,142
Total assets	$376,168	$162,234	$138,397	$109,073
Long-term liabilities	$68,376	$44,727	$21,463	$18

Cash Flow Data:
Cash flows from operating activities	$67,793	$45,931	$5,874	$44,480
Cash flows used in investing activities	$(36,344)	$(41,943)	$(3,040)	$(1,481)
Cash flows used in financing activities	$(16,963)	$(3,873)	$(5,664)	$(42,369)

Other Financial Data:
Adjusted EBITDA (2)	$81,892	$36,869	$11,324	$33,533
Retail gross margin (2)	$182,369	$113,615	$76,944	$81,668
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(43,297)	$(20,043)	$(3,305)	$—

Other Operating Data:
RCEs (thousands)	774	415	326	310
Natural gas volumes (MMBtu)	16,819,713	14,786,681	15,724,708	16,598,751
Electricity volumes (MWh)	4,170,593	2,075,479	1,526,652	1,829,657

(1) EPS and other per share data is not meaningful prior to the Company's IPO, effective August 1, 2014, as the Company operated under a sole-member ownership structure.
(2) Adjusted EBITDA and retail gross margin are non-GAAP financial measures. For a definition and reconciliation of each of Adjusted EBITDA and retail gross margin to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations."

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
Overview

We are a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable-price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2016, we operated in 90 utility service territories across 18 states.
Our business consists of two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2016, 2015 and 2014, approximately 24%, 36% and 45%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2016, 2015 and 2014, approximately 76%, 64% and 55%, respectively, of our retail revenues were derived from the sale of electricity.

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

Recent Developments

Acquisitions of Provider Companies and Major Energy Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests in the retail energy providers Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC, (the “Provider Companies”), which are all Maine limited liability companies. On August 23, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests in the retail energy providers Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (the

"Major Energy Companies"), which are all New York limited liability companies. See “—Drivers of our Business—Acquisitions" for a discussion of these acquisitions.

Subordinated Debt Facility

On December 27, 2016, we entered into the $25.0 million Subordinated Facility with Retailco, LLC ("Retailco"), which is wholly owned by our Founder. See “—Liquidity and Capital Resources —Subordinated Debt Facility” for a description of the Subordinated Facility.

Residential Customer Equivalents

The following table shows our residential customer equivalents ("RCEs") as of December 31, 2016, 2015 and 2014:

RCEs:
	December 31,			December 31,
(In thousands)	2016	2015	% Increase (Decrease)	2015	2014	% Increase (Decrease)
Retail Electricity	571	257	122%	257	157	64%
Retail Natural Gas	203	158	28%	158	169	(7)%
Total Retail	774	415	87%	415	326	27%

The following table details our count of RCEs by geographical location as of December 31, 2016:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	451	79%	118	58%	569	73%
Midwest	52	9%	56	28%	108	14%
Southwest	68	12%	29	14%	97	13%
Total	571	100%	203	100%	774	100%

The geographical regions noted above include the following states:

•	East - Connecticut, Florida, Maine, Maryland (including the District of Columbia), Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Nevada and Texas.

Drivers of Our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We expect an emphasis on growth through acquisition to continue in 2017.

Acquisitions. Our acquisition strategy has two components. We independently acquire companies and portfolios of companies through some combination of cash, borrowings under the Acquisition Line of the Senior Credit Facility, or through the issuance of common stock, or through financing arrangements with our Founder and his affiliates. Additionally, our Founder formed National Gas & Electric, LLC (“NG&E”) in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to us. We currently expect that we would fund any future transaction with some combination of cash, subordinated debt, or the issuance of Class A common stock or Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration will depend, among other things, on our capital structure and liquidity at the time of any transaction. This relationship affords us access to opportunities that might not otherwise be available to us due to our size and availability of capital. There is no guarantee that NG&E will continue to offer us opportunities. Additionally, as we grow and our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties. See “Business and Properties—Relationship with our Founder and Majority Shareholder” for further discussion.

Our ability to grow at historic levels may be constrained if the market for acquisition candidates is limited and we are unable to make acquisitions of portfolios of customers and retail energy companies on commercially reasonable terms.

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

We believe we can continue to grow organically, however achieving significant organic growth rates have become increasingly more difficult given our size, much of which is attributable to recent acquisitions. Additionally, increasing regulatory pressure on marketing channels such as door-to-door and outbound telemarketing and the ability to manage customer acquisition costs are significant factors in our ability to grow organically.

Integration of Acquisitions.

Effective integration of our acquisitions is a key driver of our business. We were able to integrate both CenStar and Oasis and begin recognizing synergies in 2015. The integration of the Provider Companies is progressing well and synergies are being recognized as of December 31, 2016. As the Major Energy Companies Earnout extends over multiple years, the Company is not able to achieve full synergies at this time; however we are working with the Major Energy Companies' management team to optimize supply and transition certain administrative responsibilities.

RCE and Customer Count Activity. The following table shows our RCE and customer count activity during the years ended December 31, 2016, 2015 and 2014.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Annual Increase (Decrease)
December 31, 2013	163	147	310
Additions	85	99	184
Attrition	(91)	(77)	(168)
December 31, 2014	157	169	326	5%
Additions (1)	208	100	308
Attrition	(108)	(111)	(219)
December 31, 2015	257	158	415	27%
Additions (2)	550	131	681
Attrition	(236)	(86)	(322)
December 31, 2016	571	203	774	87%

(1) Includes 40,000 RCEs from the acquisition of Oasis and 65,000 RCEs from the acquisition of CenStar.
(2) Includes 121,000 RCEs from the acquisition of Provider Companies and 220,000 RCEs from the acquisition of Major Energy Companies.

Our 87% net RCE growth in 2016 reflects our acquisitions of Major and Provider, which added approximately 341,000 RCEs, or 82% net growth. The remaining 5% net RCE growth in 2016 was the result of organic additions.

Our 27% net RCE growth in 2015 reflects our acquisitions of CenStar and Oasis, which resulted in an increase in the overall size of individual customers. This growth was partially offset by the slowing of organic additions as we shifted our focus to acquisitions and renegotiated our mass market vendor commission structure in the third quarter of 2015, which correlated commission payments with customer value. These efforts had the effect of resetting our vendor relationships, which in turn slowed organic growth as vendors adapted to the new structure.

Our 5% net RCE growth in 2014 reflected the overall success of our marketing campaigns, which were relaunched in the second half of 2013 after an 18 month reduction in customer acquisition spending as our Founder invested his capital in other businesses. The 2014 growth was primarily organic, but includes two acquisitions of customer contracts in Connecticut. See Note 15 "Customer Acquisitions" to the Company’s Audited Combined and Consolidated Financial Statements included elsewhere in this Report for a discussion of these acquisitions.

Acquisitions

During the first quarter of 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 9,500 RCEs in Northern California for a purchase price of $2.0 million. The transaction closed in April 2015.

On July 8, 2015, the Company completed its acquisition of CenStar, a retail energy company based in New York with approximately 65,000 RCEs. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments, plus a payment for positive working capital of $10.4 million and an earnout payment estimated as of the acquisition date to be $0.5 million, which was associated with a financial measurement attributable to the operations of CenStar for the year following the closing (the "CenStar Earnout"). See Note 8 "Fair Value Measurements" to the audited combined and consolidated financial statements for further discussion. The purchase price was financed with $16.6 million (including positive working capital of $10.4 million) in borrowings under our Senior Credit Facility and $2.1 million from the issuance of a convertible subordinated note (the "CenStar Note") from the Company and Spark HoldCo to Retailco Acquisition Co, LLC ("RAC"), an affiliate of the Company’s Founder.

On July 31, 2015, the Company completed its acquisition of Oasis, a retail energy company with approximately 40,000 RCEs in six states across 18 utilities. The purchase price for the Oasis acquisition was $20.0 million, subject to working capital adjustments. The purchase price was financed with $15.0 million of borrowings under our Senior Credit Facility, $5.0 million from the issuance of a convertible subordinated note (the "Oasis Note") from the Company and Spark HoldCo to RAC, and $2.0 million cash on hand.

Acquisition of the Provider Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests in the Provider Companies, which are all Maine limited liability companies. The Provider Companies serve electrical customers in Maine, New Hampshire and Massachusetts and had approximately 121,000 RCEs on August 1, 2016. The purchase price for the Provider Companies was approximately $34.1 million, which included $1.3 million in working capital, subject to adjustments, and up to $9.0 million in earnout payments, valued at $4.8 million as of the purchase date, to be paid by June 30, 2017, subject to the achievement of certain performance targets. The purchase price was funded by the issuance of 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) sold to Retailco, LLC ("Retailco"), valued at $14.0 million based on a value of $20 per share; borrowings under our Senior Credit Facility (defined below) of $10.6 million; and $3.8 million in installment consideration to be paid in nine monthly payments that commenced in August 2016. The first payment of $0.4 million was made with the initial consideration paid.

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests in the retail energy providers Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (the "Major Energy Companies"), which are all New York limited liability companies. The Major Energy Companies were purchased from National Gas & Electric, LLC ("NG&E"), which is owned by the Company's Founder. The Major Energy Companies serve natural gas and electricity customers in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania, and had 220,000 RCEs on August 23, 2016. The purchase price for the Major Energy Companies was approximately $63.2 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, of which $3.9 million had been paid as of December 31, 2016, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). In addition, the Company is obligated to issue up to 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (40,718 shares valued at $20 per share) as of the purchase date (the "Stock Earnout"). The purchase price was funded by the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $20 per share, to NG&E. NG&E is owned by our Founder.
See “—Cash Flows—Subordinated Debt to Affiliates” for a discussion of the terms of the aforementioned notes.

Customer Acquisition Costs Incurred

(In thousands)	2016	2015	2014
Customer Acquisition Costs Incurred	$24,934	$19,869	$26,191

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

Customer acquisition costs incurred for the year ended December 31, 2016 was approximately $24.9 million, inclusive of costs attributable to the Provider Companies and Major Energy Companies incurred subsequent to their respective acquisition dates. During the first half of 2016, we reduced the amount we spent on organic customer acquisition costs in order to maintain, rather than grow, our current level of RCEs, and shifted our resources to acquiring companies and entire books of customers. During the second half of 2016, we increased our spending on organic customer acquisitions as we refocused on organic growth.

Our customer acquisition spending in the second half of 2015 slowed, resulting in customer acquisition costs of $19.9 million in 2015 as we shifted our focus to acquisitions and due to changes to our residential vendor commission payment structure to better align them with lifetime customer value.

In 2014, we invested $9.8 million acquiring customers in Southern California, or approximately 37% of total customer acquisition costs of $26.2 million in 2014. Given the abnormally high early termination and disconnect for non-payment attrition rates we faced in this market, this expenditure yielded significantly less net customer growth than in our other markets. As a result, we determined that a portion of our unamortized capitalized customer acquisition costs in Southern California in 2014 was impaired, and we accelerated amortization of these costs by $6.5 million for the year ended December 31, 2014 to reflect the reduced estimated future cash flows of the Southern California customer contracts. See “—Southern California Market Entry” below for more detailed discussion on our customer acquisition costs in Southern California. The $16.4 million customer acquisition costs outside of Southern California were invested in acquiring gas and electricity customers across our various other markets with economics that met or exceeded our targeted return thresholds.

Our Ability to Manage Customer Attrition

Attrition on RCE basis
	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2014	4.9%	4.8%	4.8%	4.9%	4.9%
2015	5.1%	4.5%	5.0%	5.2%	5.7%
2016	4.3%	4.8%	3.8%	4.1%	4.4%

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition during the year ended December 31, 2016 was lower than in previous years as we increased our focus on the acquisition of higher lifetime value customers. We also increased our customer win-back efforts, and more aggressively pursued proactive renewals and other customer relationship strategies to maintain a low level of customer attrition.

Customer attrition during the year ended December 31, 2015 was higher than in previous years due to high attrition in the first half of 2015 driven by the reduction of the Southern California customer base and billing issues in the Midwest. Both of these issues were actively managed in the first half of 2015, and we saw attrition return to normal levels by the fourth quarter of 2015.

Customer Credit Risk

	Year Ended December 31
	2016	2015	2014
Total Non-POR Bad Debt as % of Revenue	0.6%	5.0%	5.7%
Total Non-POR Bad Debt as % of Revenue, excluding Southern California	0.5%	3.8%	3.2%

For the years ended December 31, 2016, 2015 and 2014, approximately 67%, 56% and 44%, respectively, of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies. As of December 31, 2016, 2015 and 2014, respectively, all of these local regulated utility companies had investment grade ratings. During the same periods, we paid these local regulated utilities a weighted average discount of approximately 1.3%, 1.4% and 1.0%, respectively, of total revenues for customer credit risk protection, respectively.

Our bad debt expense for the years ended December 31, 2016, 2015 and 2014 was approximately 0.6%, 5.0% and 5.7% of non-POR market retail revenues, respectively. An increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets have led to a reduction in the bad debt expense in 2016. We have also been able to collect on debt that we had previously written off, which further reduced our bad debt expense during 2016.

Bad debt expense as a percentage of non-POR market retail revenues remained high in 2015 due to the negative impact of higher attrition in the Midwest natural gas markets and continued disconnections for non-payment from our Southern California portfolio, where we stopped selling in January 2015. In early 2016, we introduced upfront credit screening to many of our natural gas sales campaigns in order to proactively identify potential at-risk customers.

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

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. In the first half of 2016, we experienced milder than anticipated weather conditions, which negatively impacted overall customer usage, but allowed us to optimize our costs of revenues as commodity prices fell. In the second half of 2016, we experienced marginally warmer than normal weather conditions.

In the early part of 2015, colder than anticipated weather increased volumes and thus positively impacted our first quarter earnings. Warmer than normal weather in the fourth quarter of 2015 in the Northeast negatively impacted natural gas volumes, while we also optimized our costs of revenues as commodity prices fell.

In the first quarter of 2014, extreme weather patterns caused commodity demand and prices to rise significantly beyond industry forecasts. As a result, the retail energy industry generally charged higher prices to its variable-price customers resulting in increased attrition and bad debt expense and was subject to decreased margins on fixed-price contracts due to unanticipated increases in volumetric demand that had to be purchased in the spot market at high prices. Our results during the first quarter of 2014 suffered as a result of this severe weather abnormality. After the first quarter 2014 extreme weather conditions, our major markets returned to historical norms for the remainder of the year.

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

During each of the years ended December 31, 2016 and 2015, we were obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013. Although these demand payments will decrease over time, a portion of the related capacity agreements extend through 2028. Net asset optimization results were a loss of $0.6 million, a gain of $1.5 million and a gain of $2.3 million for the year ended December 31, 2016, 2015 and 2014, respectively.

Southern California Market Entry

Starting in the second quarter of 2014 we accelerated our growth by acquiring carbon neutral gas customers in Southern California. Although we were successful in our acquisition of customers, the campaign faced significant challenges. These challenges resulted in higher than estimated customer attrition and bad debt expense. We attributed our high customer attrition and non-payment rates in the Southern California gas market to confusion and lack of awareness by consumers in an early stage competitive market that is also a “dual bill” market for which customers receive two bills, one from the local distribution utility for delivery and one from the retail energy provider for the product. These factors were exacerbated by the lack of an immediate savings from the utility price as the products that we are offering provided carbon neutral natural gas at a fixed price rather than an immediate savings claim. As a result, our monthly attrition in the Southern California gas market averaged 11.4% during the time we were actively marketing there (April 2014 to December 2014), as compared to an average attrition rate of 4.8% for the rest of our markets during 2014. Our bad debt expense in this market was heavily impacted by early stage customer attrition and non-payment rates. As noted above, a much larger than anticipated percentage of new customers in this market terminated or had their services disconnected for non-payment between 30 and 90 days of coming on flow, which left us attempting to recoup one to three months of outstanding balances from these customers. Our ability to manage customer credit risk in this market was primarily through disconnection and aggressive collection efforts. Our bad debt expense in the Southern California gas market during 2014 was $4.8 million, or an average of 51.0%, as compared to $5.4 million, or an average of 3.2%, for all other markets.

During the third quarter of 2014, we responded to the initial negative results in the Southern California gas market by reducing customer acquisition spending in this market, revamping our products, renegotiating our compensation structure with our primary sales vendor, and increasing our efforts to train the vendor and educate the customer, all with the goal of improving the overall economics for this market. By the end of the third quarter, we had significantly reduced customer acquisition spending as the mitigation efforts taken in the quarter were not providing the desired results. In the fourth quarter of 2014, we took further steps to reduce our sales in Southern California, such that we substantially ceased marketing efforts in the beginning of 2015. We focused our efforts on aggressive collection initiatives. We invested $9.8 million acquiring customers in Southern California in 2014, or approximately 37% of total customer acquisition spending of $26.2 million in 2014. We determined that a portion of our unamortized customer acquisition costs in Southern California in 2014 was impaired, resulting in accelerated amortization of these costs of $6.5 million during the year ended December 31, 2014.

Although marketing efforts in Southern California substantially ceased by the end of 2014, new customers continued to come on-flow in the first quarter of 2015, which continued to negatively impact bad debt and attrition in the first half of 2015. We continued to manage the attrition, primarily due to non-payment, of Southern California customers in 2015. We had approximately 3,000 and 2,000 RCEs remaining in the Southern California market as of December 31, 2015 and 2016, respectively.

Factors Affecting Comparability of Historical Financial Results

Tax Receivable Agreement. The Tax Receivable Agreement between us and Spark Holdco, NuDevco Retail Holdings and NuDevco Retail, which the Company entered into concurrently with the IPO, between us and Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail provides for the payment by us to Retailco, LLC (as successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize (or are deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by us of Spark HoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right set forth in the limited liability company agreement of Spark HoldCo (or resulting from an exchange of Spark HoldCo units for cash under the Spark HoldCo limited liability agreement) and (iii) any imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. We have recorded 85% of the estimated tax benefit as an increase to amounts payable under the Tax Receivable Agreement as a liability. We retain the benefit of the remaining 15% of these tax savings. See Note 11 "Income Taxes" for further discussion.

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

Financing. The total amounts outstanding under our credit agreement prior to our IPO included amounts used to fund equity distributions to our common control owner, which, subsequent to the IPO, we no longer make. Concurrently with the closing of the IPO, we entered into a $70.0 million Senior Credit Facility, which was subsequently amended and restated on July 8, 2015, and our prior credit agreement was terminated. As such, historical borrowings under our prior credit agreement may not provide an accurate indication of what we need to operate our natural gas and electricity business.

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

On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. In December 2016, we elected up to the $70 million level. The Senior Credit Facility will mature on July 8, 2017. Borrowings under the Acquisition Line will be repaid 25% per year with the remainder due at maturity. The outstanding balances under the Working Capital Line and the Acquisition Line are classified as current debt as of December 31, 2016.

Presentation of the Acquisition of the Major Energy Companies. On April 15, 2016, NG&E completed its acquisition of the Major Energy Companies. On May 3, 2016, we and Spark HoldCo, entered into a Membership

Interest Purchase Agreement (the "Major Purchase Agreement") with Retailco and NG&E for the purchase of all the membership interests of the Major Energy Companies. We completed the acquisition of the Major Energy Companies from NG&E on August 23, 2016. Because the acquisition of the Major Energy Companies was a transfer of equity interests of entities under common control, our historical financial statements previously filed with the SEC have been recast in this Form 10-K to include the results attributable to the Major Energy Companies from April 15, 2016. The unaudited condensed consolidated financial statements for this recasted period have been prepared from NG&E's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned the Major Energy Companies during the recasted period.

How We Evaluate Our Operations

	Year Ended December 31,
(in thousands)	2016	2015	2014
Adjusted EBITDA	$81,892	$36,869	$11,324
Retail Gross Margin	$182,369	$113,615	$76,944

Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, (ii) net gain (loss) on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense, and (v) other non-cash and non-recurring operating items. EBITDA is defined as net income (loss) before provision for income taxes, interest expense and depreciation and amortization.

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

We do not deduct the cost of customer acquisitions through acquisitions of business or portfolios of customers in calculated Adjusted EBITDA.

We deduct our net gains (losses) on derivative instruments, excluding current period cash settlements, from the Adjusted EBITDA calculation in order to remove the non-cash impact of net gains and losses on derivative instruments. We also deduct non-cash compensation expense as a result of restricted stock units that are issued under our long-term incentive plan.

We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our liquidity and financial condition and results of operations and that Adjusted EBITDA is also useful to investors as a financial indicator of our ability to incur and service debt, pay dividends and fund capital expenditures. Adjusted EBITDA is a supplemental financial measure that management and external users of our combined and consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following:

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income	$65,673	$25,975	$(4,265)
Depreciation and amortization	32,788	25,378	22,221
Interest expense	8,859	2,280	1,578
Income tax expense	10,426	1,974	(891)
EBITDA (1)	117,746	55,607	18,643
Less:
Net, Gains (losses) on derivative instruments	22,407	(18,497)	(14,535)
Net, Cash settlements on derivative instruments	(2,146)	20,547	(3,479)
Customer acquisition costs	24,934	19,869	26,191
Plus:
Non-cash compensation expense	5,242	3,181	858
Contract termination charge related to Major Energy Companies change of control	4,099	—	—
Adjusted EBITDA (1)	$81,892	$36,869	$11,324

(1) Includes $1.1 million related to the change in fair value as the result of the revaluation of the of the Major Earnout liability at December
31, 2016. Refer to Note 8 "Fair Value Measurements" for further discussion of the revaluation of the Major Earnout.

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$67,793	$45,931	$5,874
Amortization of deferred financing costs	(668)	(412)	(631)
Allowance for doubtful accounts and bad debt expense	(1,261)	(7,908)	(10,164)
Interest expense	8,859	2,280	1,578
Income tax expense	10,426	1,974	(891)
Changes in operating working capital
Accounts receivable, prepaids, current assets	12,135	(18,820)	13,332
Inventory	542	4,544	3,711
Accounts payable and accrued liabilities	(17,653)	13,008	(2,466)
Other	1,719	(3,728)	981
Adjusted EBITDA	$81,892	$36,869	$11,324
Cash Flow Data:
Cash flows provided by operating activity	$67,793	$45,931	$5,874
Cash flows used in investing activity	$(36,344)	$(41,943)	$(3,040)
Cash flows used in financing activity	$(16,963)	$(3,873)	$(5,664)

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Reconciliation of Retail Gross Margin to Operating Income (Loss):
Operating income (loss)	$84,001	$29,905	$(3,841)
Depreciation and amortization	32,788	25,378	22,221
General and administrative	84,964	61,682	45,880
Less:
Net asset optimization revenue	(586)	1,494	2,318
Net, Gains (losses) on non-trading derivative instruments	22,254	(18,423)	(8,713)
Net, Cash settlements on non-trading derivative instruments	(2,284)	20,279	(6,289)
Retail Gross Margin	$182,369	$113,615	$76,944
Retail Gross Margin - Retail Natural Gas Segment	$64,233	$53,360	$44,327
Retail Gross Margin - Retail Electricity Segment	$118,136	$60,255	$32,617

Combined and Consolidated Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

In Thousands	Year Ended December 31,
	2016	2015	Change
Revenues:
Retail revenues	$547,283	$356,659	$190,624
Net asset optimization revenues	(586)	1,494	(2,080)
Total Revenues	546,697	358,153	188,544
Operating Expenses:
Retail cost of revenues	344,944	241,188	103,756
General and administrative	84,964	61,682	23,282
Depreciation and amortization	32,788	25,378	7,410
Total Operating Expenses	462,696	328,248	134,448
Operating income (loss)	84,001	29,905	54,096
Other (expense)/income:
Interest expense	(8,859)	(2,280)	(6,579)
Interest and other income	957	324	633
Total other (expenses)/income	(7,902)	(1,956)	(5,946)
Income (loss) before income tax expense	76,099	27,949	48,150
Income tax expense (benefit)	10,426	1,974	8,452
Net income (loss)	$65,673	$25,975	$39,698
Adjusted EBITDA (1)	$81,892	$36,869	$45,023
Retail Gross Margin (1)	$182,369	$113,615	$68,754
Customer Acquisition Costs	$24,934	$19,869	$5,065
RCE Attrition	4.3%	5.1%	(0.8)%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(43,297)	$(20,043)	$(23,254)

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the year ended December 31, 2016 were approximately $546.7 million, an increase of approximately $188.5 million, or 53%, from approximately $358.2 million for the year ended December 31, 2015. This increase was primarily due to an increase in electricity and natural gas volumes driven by acquisitions of the Provider Companies and Major Energy Companies, partially offset by decreased electricity pricing and natural gas pricing.

Change in electricity volumes sold	$231.7
Change in natural gas volumes sold	17.5
Change in electricity unit revenue per MWh	(44.0)
Change in natural gas unit revenue per MMBtu	(14.6)
Change in net asset optimization revenue (expense)	(2.1)
Change in total revenues	$188.5

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2016 was approximately $344.9 million, an increase of approximately $103.7 million, or 43%, from approximately $241.2 million for the year ended December 31, 2015. This increase was primarily due to additional volumes driven by the acquisitions of the Provider Companies and Major Energy Companies, partially offset by lower electricity and natural gas supply costs.

Change in electricity volumes sold	$170.8
Change in natural gas volumes sold	10.1
Change in electricity unit cost per MWh	(41.0)
Change in natural gas unit cost per MMBtu	(18.1)
Change in value of retail derivative portfolio	(18.1)
Change in retail cost of revenues	$103.7

General and Administrative Expense. General and administrative expense for the year ended December 31, 2016 was approximately $85.0 million, an increase of approximately $23.3 million, or 38%, as compared to $61.7 million for the year ended December 31, 2015. This increase was primarily due to increased billing and other variable costs associated with increased RCEs, including those added as a result of the acquisitions of Provider Companies and Major Energy Companies, increased stock-based compensation associated with higher stock prices and additional equity awards, and additional litigation expense. This increase was partially offset by cost reductions from the Master Service Agreement with Retailco Services and lower bad debt expense as we had better than anticipated collections as a result of new collection initiatives, and as the impact of attrition in the Southern California market was limited to 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2016 was approximately $32.8 million, an increase of approximately $7.4 million, or 29%, from approximately $25.4 million for the year ended December 31, 2015. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of Provider Companies and Major Energy Companies.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2016 was approximately $24.9 million, an increase of approximately $5.0 million, or 25% from approximately $19.9 million for the year ended December 31, 2015. This increase was primarily due to customer acquisition costs of the Major Energy Companies of $7.0 million. The increase was partially offset by decreased organic sales in the first half of 2016 as we shifted our focus to growth through acquisitions.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

In Thousands	Year Ended December 31,
	2015	2014	Change
Revenues:
Retail revenues	$356,659	$320,558	$36,101
Net asset optimization revenues	1,494	2,318	(824)
Total Revenues	358,153	322,876	35,277
Operating Expenses:
Retail cost of revenues	241,188	258,616	(17,428)
General and administrative	61,682	45,880	15,802
Depreciation and amortization	25,378	22,221	3,157
Total Operating Expenses	328,248	326,717	1,531
Operating income (loss)	29,905	(3,841)	33,746
Other (expense)/income:
Interest expense	(2,280)	(1,578)	(702)
Interest and other income	324	263	61
Total other (expenses)/income	(1,956)	(1,315)	(641)
Income (loss) before income tax expense	27,949	(5,156)	33,105
Income tax expense (benefit)	1,974	(891)	2,865
Net income (loss)	$25,975	$(4,265)	$30,240
Adjusted EBITDA (1)	$36,869	$11,324	$25,545
Retail Gross Margin (1)	$113,615	$76,944	$36,671
Customer Acquisition Costs	$19,869	$26,191	$(6,322)
RCE Attrition	5.1%	4.9%	0.2%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(20,043)	$(3,305)	$(16,738)

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

Change in electricity volumes sold	$63.4
Change in natural gas volumes sold	(8.6)
Change in electricity unit revenue per MWh	(10.3)
Change in natural gas unit revenue per MMBtu	(8.4)
Change in net asset optimization revenue (expense)	(0.8)
Change in total revenues	$35.3

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

Change in electricity volumes sold	$51.8
Change in natural gas volumes sold	(6.0)
Change in electricity unit cost per MWh	(26.3)
Change in natural gas unit cost per MMBtu	(20.1)
Change in value of retail derivative portfolio	(16.8)
Change in retail cost of revenues	$(17.4)

General and Administrative Expense. General and administrative expense for the year ended December 31, 2015 was approximately $61.7 million, an increase of approximately $15.8 million or 34%, as compared to $45.9 million for the year ended December 31, 2014. This increase was primarily due to increased billing and other variable costs associated with increased RCEs, including those added as a result of the acquisitions of Oasis and CenStar, and increased costs associated with being a public company for a full year.

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

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2015 was approximately $19.9 million, a decrease of approximately $6.3 million, or 24% from approximately $26.2 million for the year ended December 31, 2014. This decrease was due to the slowing of organic additions as we shifted our focus to acquisitions and recent changes to our residential vendor commission payment structure in the third quarter of 2015, which resulted in decreased customer acquisition spending as vendors adapted to the new structure in the third and fourth quarters of 2015.

Operating Segment Results

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except volume and per unit operating data)
Retail Natural Gas Segment
Total Revenues	$129,468	$128,663	$146,470
Retail Cost of Revenues	58,149	70,504	109,164
Less: Net Asset Optimization Revenues	(586)	1,494	2,318
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	7,672	3,305	(9,339)
Retail Gross Margin (1) —Gas	$64,233	$53,360	$44,327
Volumes—Gas (MMBtus)	16,819,713	14,786,681	15,724,708
Retail Gross Margin (2) —Gas per MMBtu	$3.82	$3.61	$2.82
Retail Electricity Segment
Total Revenues	$417,229	$229,490	$176,406
Retail Cost of Revenues	286,795	170,684	149,452
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	12,298	(1,449)	(5,663)
Retail Gross Margin (1) —Electricity	$118,136	$60,255	$32,617
Volumes—Electricity (MWhs)	4,170,593	2,075,479	1,526,652
Retail Gross Margin (2) —Electricity per MWh	$28.33	$29.03	$21.37

(1)
Reflects the Retail Gross Margin attributable to our Retail Natural Gas Segment or Retail Electricity Segment, as applicable. Retail Gross Margin is a non-GAAP financial measures. See “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

(2)	Reflects the Retail Gross Margin for the Retail Natural Gas Segment or Retail Electricity Segment, as applicable, divided by the total volumes in MMBtu or MWh, respectively.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2016 were approximately $129.5 million, an increase of approximately $0.8 million, or 1%, from approximately $128.7 million for the year ended December 31, 2015. This increase was primarily attributable to an increase in customer sales volumes resulting from the acquisition of Major Energy Companies, which increased total revenues by $17.5 million. This increase was largely offset by lower rates driven by the lower commodity pricing environment, which resulted in a decrease in total revenues of $14.6 million, and a decrease of $2.1 million in net optimization revenues.
Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2016 were approximately $58.1 million, a decrease of approximately $12.4 million, or 18%, from approximately $70.5 million for the year ended December 31, 2015. This decrease was due to decreased supply costs, which resulted in a decrease of $18.1 million, and a decrease of $4.4 million in the value of our retail derivative portfolio used for hedging. These decreases were partially offset by an increase of $10.1 million related to increased volume resulting from the acquisition of the Major Energy Companies.
Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2016 was approximately $64.2 million, an increase of approximately $10.8 million, or 20% from approximately $53.4 million for the year ended December 31, 2015, as indicated in the table below (in millions).

Change in volumes sold	$7.3
Change in unit margin per MMBtu	3.5
Change in retail natural gas segment retail gross margin	$10.8
Unit margins were positively impacted by the overall lower commodity price environment.
The volumes of natural gas sold increased from 14,786,681 MMBtu for the year ended December 31, 2015 to 16,819,713 MMBtu for the year ended December 31, 2016. This increase was primarily due to our acquisition of Major Energy Companies.
Retail Electricity Segment
Retail revenues for the Retail Electricity Segment for the year ended December 31, 2016 was approximately $417.2 million, an increase of approximately $187.7 million, or 82%, from approximately $229.5 million for the year ended December 31, 2015. This increase was primarily due to an increase in volume from the acquisitions of the Major Energy Companies and the Provider Companies and the addition of several higher volume commercial customers in the East, which resulted in an increase in revenues of $231.7 million. This increase was partially offset by a decrease in electricity pricing, driven by the lower commodity pricing environment from milder than anticipated weather, which resulted in a decrease of $44.0 million.
Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2016 was approximately $286.8 million, an increase of approximately $116.1 million, or 68%, from approximately $170.7 million for the year ended December 31, 2015. This increase was primarily due to an increase in volume as a result of the acquisitions of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $170.8 million. This increase was partially offset by a decrease of $13.7 million due to a change in the value of our retail derivative portfolio used for hedging and decreased commodity prices, resulting in a decrease in retail cost of revenues of $41.0 million.
Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2016 was approximately $118.1 million, an increase of approximately $57.8 million, or 96%, as compared to $60.3 million for the year ended December 31, 2015 as indicated in the table below (in millions).

Change in volumes sold	$60.8
Change in unit margin per MWh	(3.0)
Change in retail electricity segment retail gross margin	$57.8
Unit margins were positively impacted by an increase in volume as a result of the acquisitions of the Major Energy Companies and the Provider Companies.
The volumes of electricity sold increased from 2,075,479 MWh for the year ended December 31, 2015 to 4,170,593 MWh for the year ended December 31, 2016. This increase was primarily due to addition of customers through the acquisitions of Major Energy Companies and Provider Companies and organic growth in the East.
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

Change in volumes sold	$(2.6)
Change in unit margin per MMBtu	11.7
Change in retail natural gas segment retail gross margin	$9.1
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

Change in volumes sold	$11.7
Change in unit margin per MWh	15.9
Change in retail electricity segment retail gross margin	$27.6
Unit margins were positively impacted by the overall lower commodity price environment.
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

We amended and restated the Senior Credit Facility on July 8, 2015. The amended covenants under the Senior Credit Facility requires us to hold increasing levels of net working capital over time. The Senior Credit Facility, as amended, includes a $25 million secured revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through mergers and acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year, which in turn increases availability under the line, with the balance due at maturity. We will be constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this Acquisition Line. In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. In order to finance the acquisitions of Oasis and CenStar, we have issued convertible subordinated notes to an affiliate of our Founder and majority shareholder. There can be no assurance that our Founder and majority shareholder and their affiliates will continue to finance our acquisition activities through such notes. The Senior Credit Facility will mature on July 8, 2017. We are in the process of negotiating a new credit facility.

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

On December 27, 2016, we entered into the $25.0 million Subordinated Facility with Retailco, which is wholly owned by our Founder. Please see "__Subordinated Debt Facility" below for a description of the Subordinated Facility.
Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility and Subordinated Debt Facility will be sufficient to meet our capital requirements and working capital needs. We believe that the financing of any additional growth through acquisitions in 2017 may require equity financing and/or further expansion of our Senior Credit Facility to accommodate such growth.
The following table details our total liquidity as of the date presented:

December 31,
($ in thousands)	2016
Cash and cash equivalents	$18,960
Senior Credit Facility Working Capital Line Availability (1)	11,366
Senior Credit Facility Acquisition Line Availability (2)	2,712
Subordinated Debt Availability	20,000
Total Liquidity	$53,038
(1)     Subject to Senior Credit Facility borrowing base restrictions. See " __ Cash Flows __ Senior Credit Facility."
(2)    Subject to Senior Credit Facility covenant restrictions. See " __ Cash Flows __ Senior Credit Facility."
Capital expenditures for the year ended December 31, 2016 included approximately $24.9 million on customer acquisitions and approximately $2.3 million related to information systems improvements.
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
We paid dividends to holders of our Class A common stock for the year ended December 31, 2016 of approximately $1.45 per share or $8.4 million. On January 19, 2017, our Board of Directors declared a quarterly dividend of $0.3625 per share to holders of the Class A common stock as of March 1, 2017. This dividend will be paid on March 16, 2017. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.
As of December 31, 2016, in order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $14.8 million on an annualized basis to holders of its Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.
We expect to make payments pursuant to the Tax Receivable Agreement that we have entered into with Retailco LLC (as assignee of NuDevco Retail Holdings), NuDevco Retail and Spark HoldCo in connection with our IPO. Except in cases where we elect to terminate the Tax Receivable Agreement early (or the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control) or we have available cash but fail to make payments when due, generally we may elect to defer payments due under the Tax Receivable Agreement for up to five years if we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreement or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest. If we were to defer substantial payment obligations under the Tax Receivable Agreement on an ongoing basis, the accrual of those obligations would reduce the availability of cash for other purposes, but we would not be prohibited from paying dividends on our Class A common stock.
We did not meet the threshold coverage ratio required to fund the first payment to NuDevco Retail Holdings under the Tax Receivable Agreement during the four-quarter period ending September 30, 2015. As such, the initial payment under the Tax Receivable Agreement due in late 2015 was deferred pursuant to the terms thereof.
We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted us the right to defer the TRA Payment until May 2018. During the period of time when we have elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our consolidated balance sheet at December 31, 2016. See Note 13 “Transactions with Affiliates” in the notes to our consolidated financial statements for additional details on the Tax Receivable Agreement. See also “Risk Factors—Risks Related to our Class A Common Stock” for risks related to the Tax Receivable Agreement.

Pacific Summit Energy LLC
The Major Energy Companies we acquired are party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consist of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, providing for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users.
The arrangements allow the Major Energy Companies to purchase gas and electricity on credit at fixed prices or prices to be determined at the time of the transaction confirmation. Under the arrangements, when the costs that Pacific Summit has paid to procure and deliver the gas and electricity exceed the payments that the Major Energy Companies have made attributable to the gas and electricity purchased, the Major Energy Companies incur interest on the difference at the floating 90-day LIBOR rate plus 300 basis points. The outstanding balance of the difference may not exceed $15.0 million for Major Energy Services, LLC, and $20.0 million for each of Major Energy Electric Services, LLC and Respond Power, LLC. The operating agreements also allow Pacific Summit to provide credit support, with a limit of $10.0 million for Major Energy Services, LLC and $20.0 million for each of Major Energy Electric Services, LLC and Respond Power, LLC, which also incurs interest at the floating 90-day LIBOR rate plus 300 basis points (except for certain credit support guaranties that do not bear interest). In connection with these arrangements, the Major Companies have granted first liens to Pacific Summit on a substantial portion of the Major Companies’ assets, including present and future accounts receivable, inventory, liquid assets, and control agreements relating to bank accounts. As of December 31, 2016, we had aggregate outstanding payables under these arrangements of approximately $15.5 million, bearing an interest rate of 4.0%. We are also the beneficiary of various credit support guarantees issued by Pacific Summit under these arrangements as of such date.

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

Each of the arrangements has a primary term expiring on March 31, 2017, which term automatically renews for one year periods unless either party notifies the other 180 days prior to the expiration of the term. On September 27, 2016, we notified Pacific Summit of our election to trigger the expiration of these arrangements as of March 31, 2017, at the end of the primary term. Upon termination of the Pacific Summit arrangements, the Major Energy Companies will become co-borrowers under the Senior Credit Facility, and their credit requirements and support obligation will be absorbed under our Senior Credit Facility.

Cash Flows
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2016	2015	Change
Net cash provided by operating activities	$67,793	$45,931	$21,862
Net cash used in investing activities	$(36,344)	$(41,943)	$5,599
Net cash used in financing activities	$(16,963)	$(3,873)	$(13,090)
Cash Flows Used in Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2016 increased by $21.9 million compared to the year ended December 31, 2015. The increase was primarily due to an increase in retail gross margin in 2016, including the acquisitions of the Provider Companies and the Major Energy Companies.
Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $5.6 million for the year ended December 31, 2016, primarily driven by the decrease in cash used for acquisitions in 2016 compared to 2015.
Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $13.1 million for the year ended December 31, 2016 primarily due to additional dividends and distributions, respectively, made to holders of our Class A common stock and Class B common stock, partially offset by increased net utilization of our Senior Credit Facility and equity issuance to our affiliates of our Founder.
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

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $38.9 million for the year ended December 31, 2015, which was primarily due to the cash used in the acquisitions of CenStar and Oasis.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $1.8 million for the year ended December 31, 2015 primarily due to a proceeds of $7.1 million from the issuance of the CenStar and Oasis Notes and a reduction in net distributions (member distributions prior to the IPO and distributions and dividends on common stock after the IPO) in 2015 of $19.7 million, offset by reduced net borrowings under the Senior Credit Facility of $25.1 million.
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

The Company and the Co-Borrowers entered into Amendment No. 4 to the Senior Credit Facility, effective August 1, 2016, to, among other things, provide for the acquisition of the Provider Companies and certain additional amendments automatically upon the closing of the acquisition of the Major Energy Companies. Upon the closing of the acquisition of the Major Energy Companies, the Major Energy Companies were designated unrestricted subsidiaries, as that term is defined in the Senior Credit Facility. Amendment No. 4 also raised the minimum availability under the Working Capital Line to $40.0 million.

At the Borrower's election, the interest rate under the Working Capital Line is generally determined by reference to:

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

The Co-Borrowers pay an annual commitment fee of 0.375% or 0.50% on the unused portion of the Working Capital Line, depending upon the unused capacity, and 0.50% on the unused portion of the Acquisition Line. The lending syndicate under the Senior Credit Facility is entitled to several additional fees including an upfront fee, annual agency fee, and fronting fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter of credit.

The Company has the ability to elect the availability under the Working Capital Line between $40.0 million to $82.5 million. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. On December 31, 2016, the Company and the Co-Borrowers elected an availability of $70 million under the Working Capital Line. Availability under the working capital line is subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

The Senior Credit Facility also contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

•
Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital equal to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line.

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

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 (1.25 to 1.00 commencing March 31, 2017). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

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

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock, and Spark HoldCo is entitled to make cash distributions to NuDevco Retail Holdings, LLC so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, change in control in which affiliates of our Founder own less than 40% of the outstanding voting interests in the Company, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect and changes of control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”), effective January 1, 2016, with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. On January 31, 2017, the Master Service Agreement renewed automatically pursuant to its terms for a one year period ending on December 31, 2017.

Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement.

During the year ended December 31, 2016, the Company recorded general and administrative expense of $14.7 million, in connection with the Master Service Agreement. For the year ended December 31, 2016, Penalty Payments and Damage Payments totaled $0.1 million and $1.4 million, respectively.

Additionally, under the Master Service Agreement, we capitalized $1.3 million during the year ended December 31, 2016 of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

Ongoing Obligations in Connection with Acquisitions

The Company is obligated to make earnout and installment payments in connection with the acquisitions of the Major Energy Companies and Provider Companies as more fully described in this Annual Report on Form 10-K. In the case of the Major Energy Companies acquisition, these payments could be as much as $35 million depending upon operating results and the customer counts through 2019. See further discussion related to the valuation of the earnouts in Note 8 "Fair Value Measurements." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Acquisition of the Major Energy Companies."

Convertible Subordinated Notes to Affiliate

The Company from time to time issues subordinated debt to affiliates of Retailco, which owns a majority of the Company’s outstanding common stock and is indirectly owned by our Founder, who serves as the Chairman of the Board of Directors of the Company. The Company’s Senior Credit Facility requires that at least 25% of permitted acquisitions thereunder be financed with either cash on hand or subordinated debt.

On July 8, 2015, the Company issued a convertible subordinated note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million. The convertible subordinated note was scheduled to mature on July 8, 2020, and carried interest at an annual rate of 5%, payable semiannually. The convertible subordinated note was convertible into shares of the Company’s Class B common stock (and a related unit of Spark HoldCo) at a conversion price of $16.57, at any time following the eighteen month anniversary of issuance. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the convertible subordinated note into 134,731 shares of Class B common stock. RAC assigned the convertible subordinated note to Retailco on January 4, 2017, and on January 8, 2017, the convertible subordinate note was converted into 134,731 shares of Class B common stock.

On July 31, 2015, the Company issued a convertible subordinated note to RAC for $5.0 million. The convertible subordinated note was scheduled to mature on July 31, 2020, and carried interest at a rate of 5% per annum, payable semi-annually. The convertible subordinated note was convertible into shares of Class B common stock (and a related unit of Spark HoldCo) at a conversion rate of $14.00 per share, at any time following the eighteen month anniversary of issuance. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the convertible subordinated note into 383,090 shares of Class B common stock. RAC assigned the convertible subordinated note to Retailco on January 4, 2017, and on January 31, 2017, the convertible subordinated note was converted into 383,090 shares of Class B common stock.

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows us and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately 3 ½ years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. We have the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to our Senior Credit Facility pursuant to a subordination agreement. We may pay interest and prepay principal on the subordinated note so long as we are in compliance with our covenants under the Senior Credit Facility, are not in default under the Senior Credit Facility and have minimum availability of $5.0 million under our borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control transactions.

We plan to use the Subordinated Facility to enhance working capital, for growth initiatives, and for capital optimization. As of December 31, 2016, there were $5.0 million in outstanding borrowings under the subordinated note.

Investment in ESM

The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are joint venture partners in eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. As of December 31, 2016, ESM has approximately 40,000 customers, which are currently excluded from our count of residential customer equivalents ("RCEs"). As of December 31, 2016, the Company had contributed 156.4 million Japanese Yen, or $1.4 million for 20% ownership of ESM.
Summary of Contractual Obligations

The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2016 (in millions):

	Total	2017	2018	2019	2020	2021	> 5 years
Operating leases (1)	$2.7	$1.5	$0.6	$0.4	$0.2	$—	$—
Purchase obligations:
Natural gas and electricity related purchase obligations (2)	3.4	3.4	—	—	—	—	—
Pipeline transportation agreements	14.7	7.3	1.6	0.8	0.6	0.6	3.8
Other purchase obligations (3)	1.3	1.2	0.1	—	—	—	—
Total purchase obligations	$22.1	$13.4	$2.3	$1.2	$0.8	$0.6	$3.8
Senior Credit Facility	$51.3	$51.3	$—	$—	$—	$—	$—
Current portion of note payable	15.5	15.5	—	—	—	—	—
Subordinated debt—affiliate	5.0	—	—	—	5.0	—	—
Convertible subordinated notes to affiliates (4)	6.6	6.6	—	—	—	—	—
Debt	$78.4	$73.4	$—	$—	$5.0	$—	$—

(1)	Included in the total amount are future minimum payments for leases for services and equipment to support our operations and office rent.

(2)
The amounts represent the notional value of capacity purchase contracts (electricity related) that are not accounted for as derivative financial instruments recorded at fair market value as capacity contracts do not meet the definition of a derivative, and therefore are not recognized as liabilities on the combined and consolidated balance sheet.

(3)	The amounts presented here include contracts for billing services and other software agreements.

(4)
On October 5, 2016 RAC issued an irrevocable commitment to convert the CenStar Note and Oasis Note into shares of Class B common stock. RAC assigned the notes to Retailco on January 4, 2017 and on January 8, 2017 and January 31, 2017, the CenStar Note and Oasis Note were converted into 134,731 and 383,090 shares of Class B common stock, respectively.

Off-Balance Sheet Arrangements
As of December 31, 2016 we had no material off-balance sheet arrangements.

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

Revenue Recognition and Retail Cost of Revenues

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

We conduct business in many utility service markets where the local regulated utility purchases our receivables, and then becomes responsible for billing the customer and collecting payment from the customer (“POR programs”). This POR service results in substantially all of our credit risk being linked to the applicable utility in these territories, which generally has an investment-grade rating, and not to the end-use customer. We monitor the financial condition of each utility and currently believe that our susceptibility to an individually significant write-off as a result of concentrations of customer accounts receivable with those utilities is remote.

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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2016 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31, 2016. During the fourth quarter of 2016, we performed a qualitative assessment of goodwill in accordance with guidance from ASC 350, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we fail the qualitative test, then we must compare our estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

We completed our annual assessment of goodwill impairment at October 31, 2016, and the test indicated no impairment.

Recent Accounting Pronouncements

Adopted Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new guidance clarifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 effective January 1, 2016, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging ("ASU 2014-16"), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Update does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The Company adopted ASU 2014-16 effective January 1, 2016, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU 2015-02"). ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. On January 1, 2016, we adopted ASU No. 2015-02. Upon adoption, we continued to consolidate Spark HoldCo, but considered Spark HoldCo to be a variable interest entity requiring additional disclosures in the footnotes of our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 effective January 1, 2016, and reclassification of any unamortized debt issuance costs as a direct deduction from the carrying amount of those associated debt liabilities relating to the prior period was not considered necessary at that time. The adoption of ASU 2015-03 had no material impact for the current period.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). The amendment in ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. The debt issuance cost associated with line-of-credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-15 effective January 1, 2016 in conjunction with ASU 2015-03. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that the acquirer in a business combination account for measurement period adjustments retrospectively. Instead, the acquirer will recognize adjustments to provisional amounts identified within the measurement period in the reporting period in which those adjustments are determined. ASU 2015-16 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The guidance is to be applied prospectively for adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company adopted ASU 2015-16 effective January 1, 2016, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent and presented as a single noncurrent amount for each tax-payment component of an entity. The ASU 2015-17 is effective for fiscal years beginning after December 15, 2016; however, the Company elected early adoption on January 1, 2016, on a retrospective basis. The adoption of ASU 2015-17 resulted in the reclassification of previously-classified net current deferred taxes of approximately $0.9 million from other current liabilities, resulting in a $23.4 million noncurrent deferred tax asset and a $0.9 million noncurrent deferred tax liability on the Company’s consolidated balance sheet at December 31, 2015. There was no impact to our consolidated statements of operations for the year ended December 31, 2016.
Standards Being Evaluated/Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures.

The FASB issued additional amendments to ASU No. 2014-09, as amended by ASU No. 2015-14:

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

In March 2016, issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Under current U.S. GAAP, excess tax benefits are currently recorded in equity and presented as a financing activity on the statement of cash flows. Upon adoption, excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted.

The FASB issued an additional amendment to ASU No. 2016-09, as amended by ASU No. 2016-19:

•
December 2016 - ASU No. 2016-19, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting ("ASU 2016-19"). ASU 2016-19 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt ASU 2015-19 on January 1, 2017 and does not expect the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that Are under Common Control ("ASU 2016-17"). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under ASU 2016-17, a single decision maker of a VIE is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE. If a single decision maker and its related party are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016 (the Company's first quarter of fiscal 2017), including interim periods within those fiscal years. Early adoption is permitted. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and the amendments should be applied prospectively on or after the effective date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) ("ASU 2017-03"). ASU 2017-03 offers amendments to SEC paragraphs pursuant to staff announcements at the September 22, 2016 and November 17, 2016 EITF meetings for clarification purposes. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of December 31, 2016, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
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
Commodity Price Risk
We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain (loss) on non-trading derivative instruments, net of cash settlements, was $20.0 million for the year ended December 31, 2016.
We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors”.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2016, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 532,647 MMBtu. An increase in 10% in the market prices (NYMEX) from their December 31, 2016 levels would have increased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their December 31, 2016 levels would have decreased the fair market value of our non-trading energy derivatives by $0.1 million.  As of December 31, 2016, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 160,040 MWhs. An increase in 10% in the forward market prices from their December 31, 2016 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.0 million. Likewise, a decrease in 10% in the forward market prices from their December 31, 2016 levels would have increased the fair market value of our non-trading energy derivatives by $1.0 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2016, we did not have a Gas Trading Fixed Price Open Position.
Credit Risk
In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 67%, 56% and 44% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies as of December 31, 2016, 2015 and 2014, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.3%, 1.4% and 1.0%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer's expected commodity usage for the life of the contract.
In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2016, 2015 and 2014 was approximately 0.6%, 5.0% and 5.7% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2016.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2016 and 2015, approximately 96% and 77% of our total exposure of $14.6 million and $4.3 million, respectively, was either with an investment grade customer or otherwise secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2016 and 2015.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At December 31, 2016, we were co-borrowers under the Senior Credit Facility, under which $51.3 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2016, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.5 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

Item 8. Financial Statements and Supplementary Data

ITEM 8. FINANCIAL STATEMENTS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	90

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015	91

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014	93

COMBINED AND CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014	94

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014	93

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS	93

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2016.
As permitted, the business of Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (collectively, the "Major Energy Companies"), which the Company purchased on August 23, 2016, was excluded from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. The business constituted 27.0% of the Company’s total assets as of December 31, 2016 and 23.0% of the Company’s consolidated revenues for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Spark Energy, Inc.:
We have audited the accompanying consolidated balance sheets of Spark Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related combined and consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2016. These combined and consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.
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
In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spark Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
March 2, 2017

AUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015 (in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,960	$4,474
Accounts receivable, net of allowance for doubtful accounts of $2.3 million and $1.9 million as of December 31, 2016 and 2015, respectively	112,491	59,936
Accounts receivable—affiliates	2,624	1,840
Inventory	3,752	3,665
Fair value of derivative assets	8,344	605
Customer acquisition costs, net	18,834	13,389
Customer relationships, net	12,113	6,627
Prepaid assets (1)	1,361	700
Deposits	7,329	7,421
Other current assets	12,175	4,023
Total current assets	197,983	102,680
Property and equipment, net	4,706	4,476
Fair value of derivative assets	3,083	—
Customer acquisition costs, net	6,134	3,808
Customer relationships, net	21,410	6,802
Deferred tax assets	55,047	23,380
Goodwill	79,147	18,379
Other assets	8,658	2,709
Total Assets	$376,168	$162,234
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,309	$29,732
Accounts payable—affiliates	3,775	1,962
Accrued liabilities	36,619	12,245
Fair value of derivative liabilities	680	10,620
Current portion of Senior Credit Facility	51,287	27,806
Current contingent consideration for acquisitions	11,827	500
Current portion of note payable	15,501	—
Convertible subordinated notes to affiliates	6,582	—
Other current liabilities	5,476	1,323
Total current liabilities	184,056	84,188
Long-term liabilities:
Fair value of derivative liabilities	68	618
Payable pursuant to tax receivable agreement—affiliates	49,886	20,713
Long-term portion of Senior Credit Facility	—	14,592
Subordinated debt—affiliate	5,000	—
Deferred tax liability	938	853
Convertible subordinated notes to affiliates	—	6,339
Contingent consideration for acquisitions	10,826	—
Other long-term liabilities	1,658	1,612
Total liabilities	252,432	128,915
Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 6,496,559 issued and outstanding at December 31, 2016 and 3,118,623 issued and outstanding at December 31, 2015	65	31
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,224,742 and 10,750,000 issued and outstanding at December 31, 2016 and 2015	103	108
Preferred Stock:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized, zero issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	25,413	12,565
Accumulated other comprehensive loss	11	—
Retained earnings (deficit)	4,711	(1,366)
Total stockholders' equity	30,303	11,338
Non-controlling interest in Spark HoldCo, LLC	93,433	21,981
Total equity	123,736	33,319
Total Liabilities and Stockholders' Equity	$376,168	$162,234

(1) Prepaid assets includes prepaid assets—affiliates of $0 and $210 as of December 31, 2016 and 2015, respectively. See Note 13 “Transactions with
Affiliates" for further discussion.

(2) See Note 4 "Equity" for disclosure of our variable interest entity in Spark HoldCo, LLC.

The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands, except per share data)

	Year Ended December 31,
	2016 (1)	2015 (2)	2014
Revenues:
Retail revenues (3)	$547,283	$356,659	$320,558
Net asset optimization (expense)/revenues (4)	(586)	1,494	2,318
Total Revenues	546,697	358,153	322,876
Operating Expenses:
Retail cost of revenues (5)	344,944	241,188	258,616
General and administrative (6)	84,964	61,682	45,880
Depreciation and amortization	32,788	25,378	22,221
Total Operating Expenses	462,696	328,248	326,717
Operating income (loss)	84,001	29,905	(3,841)
Other (expense)/income:
Interest expense	(8,859)	(2,280)	(1,578)
Interest and other income	957	324	263
Total other expenses	(7,902)	(1,956)	(1,315)
Income (loss) before income tax expense	76,099	27,949	(5,156)
Income tax expense (benefit)	10,426	1,974	(891)
Net income (loss)	65,673	25,975	(4,265)
Less: Net income (loss) attributable to non-controlling interests	51,229	22,110	(4,211)
Net income (loss) attributable to Spark Energy, Inc. stockholders	$14,444	$3,865	$(54)
Other comprehensive income (loss):
Currency translation gain	41	—	—
Other comprehensive income	41	—	—
Comprehensive income (loss)	$65,714	$25,975	$(4,265)
Less: Comprehensive income attributable to non-controlling interests	51,259	22,110	(4,211)
Comprehensive income attributable to Spark Energy, Inc. stockholders	14,455	3,865	(54)
Net income (loss) attributable to Spark Energy, Inc. per common share
Basic	$2.53	$1.26	$(0.02)
Diluted	$2.23	$1.06	$(0.02)

Weighted average commons shares outstanding
Basic	5,701	3,064	3,000
Diluted	6,345	3,327	3,000

(1) Financial information has been recast to include results attributable to the acquisition of Major Energy Companies by an affiliate on April 15, 2016. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.
(2) Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC from an affiliate on May 12, 2015. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions", respectively, for further discussion.

(3)	Retail revenues includes retail revenues—affiliates of $0, $0 and $2,170 for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
Net asset optimization revenues includes asset optimization (expense)/revenues—affiliates of $154, $1,101 and $12,842 for the years ended December 31, 2016, 2015 and 2014, respectively, and asset optimization revenues—affiliates cost of revenues of $1,633, $11,285 and $30,910 for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	Retail cost of revenues includes retail cost of revenues—affiliates of $9, $17 and $13 for the years December 31, 2016, 2015 and 2014, respectively.
(6) General and administrative includes general and administrative expense—affiliates of $15,700, $0 and less than $100 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
COMBINED AND CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(in thousands)

	Member's Equity	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Issued Shares of Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2013:	$35,913	—	—	—	$—	$—	$—	$—	$—	$—	$—	$35,913
Capital contributions from member and liabilities retained by affiliate	54,201	—	—	—	—	—	—	—	—	—	—	54,201
Distributions to member	(61,607)	—	—	—	—	—	—	—	—	—	—	(61,607)
Net loss prior to the IPO	(21)	—	—	—	—	—	—	—	—	—	—	(21)
Balance prior to Corporate Reorganization and the IPO:	28,486	—	—	—	—	—	—	—	—	—	—	28,486
Reorganization Transaction:
Issuance of Class B common stock	(28,486)	—	10,750	—	—	108	—	28,378	—	28,486	—	—
IPO Transactions:
IPO costs paid	—	—	—	—	—	—	—	(2,667)	—	(2,667)	—	(2,667)
Issuance of Class A Common Stock, net of underwriters discount	—	3,000	—	—	30	—	—	50,190	—	50,220	—	50,220
Distribution of IPO proceeds and payment of note payable to affiliate	—	—	—	—	—	—	—	(47,604)	—	(47,604)	—	(47,604)
Initial allocation of non-controlling interest of Spark Energy, Inc. effective on date of IPO	—	—	—	—	—	—	—	(22,232)	—	(22,232)	22,232	—
Tax benefit from tax receivable agreement	—	—	—	—	—	—	—	23,636	—	23,636	—	23,636
Liability due to tax receivable agreement	—	—	—	—	—	—	—	(20,915)	—	(20,915)	—	(20,915)
Balance at inception of public company (8/1/2014):	$—	3,000	10,750	—	$30	$108	$—	$8,786	$—	$8,924	$22,232	$31,156
Stock based compensation	—	—	—	—	—	—	—	510	—	510	—	510
Consolidated net loss subsequent to the IPO	—	—	—	—	—	—	—	—	(54)	(54)	(4,190)	(4,244)
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(2,584)	(2,584)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	—	—	(721)	(721)	—	(721)
Balance at 12/31/2014:	$—	3,000	10,750	—	$30	$108	$—	$9,296	$(775)	$8,659	$15,458	$24,117
Stock based compensation	—	—	—	—	—	—	—	2,165	—	2,165	—	2,165

Restricted stock unit vesting	—	119	—	—	1	—	—	186	—	187	—	187
Contribution from NuDevco	—	—	—	—	—	—	—	129	—	129	—	129
Consolidated net income	—	—	—	—	—	—	—	—	3,865	3,865	22,110	25,975
Beneficial conversion feature	—	—	—	—	—	—	—	789	—	789	—	789
Distributions paid to Class B non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(15,587)	(15,587)
Dividends paid to Class A common shareholders	—	—	—	—	—	—	—	—	(4,456)	(4,456)	—	(4,456)
Balance at 12/31/2015:	$—	3,119	10,750	—	$31	$108	$—	$12,565	$(1,366)	$11,338	$21,981	$33,319
Stock based compensation	—	—	—	—	—	—		2,270	—	2,270	—	2,270
Restricted stock unit vesting	—	153	—	—	2	—	—	1,060	—	1,062	—	1,062
Excess tax benefit related to restricted stock vesting	—	—	—	—	—	—	—	186	—	186	—	186
Consolidated net income (1)	—	—	—	—	—	—	—	—	14,444	14,444	51,229	65,673
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	11	—	—	11	30	41
Beneficial conversion feature	—	—	—	—	—	—	—	243	—	243	—	243
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(34,931)	(34,931)
Net contribution of the Major Energy Companies	—	—	—	—	—	—	—	—	—	—	3,873	3,873
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	(8,367)	(8,367)	—	(8,367)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	1,605	—	1,605	—	1,605
Tax impact from tax receivable agreement upon exchange of units of Spark HoldCo, LLC to shares of Class A Common Stock	—	—	—	—	—	—	—	4,768	—	4,768	—	4,768
Exchange of shares of Class B common stock to shares of Class A common stock		3,225	(3,225)	—	32	(32)	—	2,716	—	2,716	(2,716)	—
Issuance of Class B Common Stock	—	—	2,700	—	—	27	—	—	—	27	53,967	53,994
Balance at 12/31/2016:	$—	6,497	10,225	—	$65	$103	$11	$25,413	$4,711	$30,303	$93,433	$123,736

(1) Financial information has been recast to include results attributable to the acquisition of Major Energy Companies by an affiliate on April 15, 2016. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

The accompanying notes are an integral part of the combined and consolidated financial statements.

SPARK ENERGY, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands)

	Year Ended December 31,
	2016 (1)	2015 (2)	2014
Cash flows from operating activities:
Net income (loss)	$65,673	$25,975	$(4,265)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	48,526	25,378	22,221
Deferred income taxes	3,382	1,340	(1,064)
Stock based compensation	5,242	3,181	858
Amortization and write off of deferred financing costs	668	412	631
Change in fair value of earnout liabilities	(297)	—	—
Accretion on fair value of Major Earnout and Provider Earnout liabilities	5,059	—	—
Bad debt expense	1,261	7,908	10,164
(Gain) loss on derivatives, net	(22,407)	18,497	14,535
Current period cash settlements on derivatives, net	(24,427)	(23,948)	3,479
Other	(407)	(1,320)	—
Changes in assets and liabilities:
Decrease (increase) in restricted cash	—	707	(707)
(Increase) decrease in accounts receivable	(12,088)	7,876	(11,283)
(Increase) in accounts receivable—affiliates	(118)	(608)	5,563
Decrease (increase) in inventory	542	4,544	(3,711)
Increase in customer acquisition costs	(21,907)	(19,869)	(26,191)
Decrease (increase) in prepaid and other current assets	71	10,845	(6,905)
Decrease (increase) in other assets	1,321	(1,101)	(90)
Increase in customer relationships and trademarks	—	(2,776)	(1,545)
Increase (decrease) in accounts payable and accrued liabilities	14,831	(13,307)	1,449
Increase in accounts payable—affiliates	458	944	1,017
Increase (decrease) in other current liabilities	2,364	(645)	1,867
Decrease in other non-current liabilities	46	1,898	(149)
Net cash provided by operating activities	67,793	45,931	5,874
Cash flows from investing activities:
Acquisitions of CenStar and Oasis	—	(39,847)	—
Acquisition of Major Energy Companies and Provider Companies net assets	(31,641)	—	—
Payment of CenStar Earnout	(1,343)	—	—
Purchases of property and equipment	(2,258)	(1,766)	(3,040)
Contribution to equity method investment in eRex Spark	(1,102)	(330)	—
Net cash used in investing activities	(36,344)	(41,943)	(3,040)
Cash flows from financing activities:
Borrowings on notes payable	79,048	59,224	78,500
Payments on notes payable	(66,652)	(49,826)	(44,000)
Issuance of convertible subordinated notes to affiliate	—	7,075	—
Restricted stock vesting	(1,183)	(432)	—
Contributions from NuDevco	—	129	—
Deferred financing costs	—	—	(402)
Member contribution (distributions), net	—	—	(36,406)
Proceeds from issuance of Class A common stock	—	—	50,220
Proceeds from issuance of Class B common stock	13,995	—	—
Proceeds from disgorgement of stockholders short-swing profits	941	—	—
Excess tax benefit related to restricted stock vesting	185	—	—
Distributions of proceeds from IPO to affiliate	—	—	(47,554)
Payment of note payable to NuDevco	—	—	(50)
IPO costs	—	—	(2,667)
Payment of distributions to Class B non-controlling unit holders	(34,930)	(15,587)	(2,584)
Payment of dividends to Class A common shareholders	(8,367)	(4,456)	(721)
Net cash used in financing activities	(16,963)	(3,873)	(5,664)
Increase (decrease) in cash and cash equivalents	14,486	115	(2,830)
Cash and cash equivalents—beginning of period	4,474	4,359	7,189
Cash and cash equivalents—end of period	$18,960	$4,474	$4,359
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Issuance of Class B common stock to affiliates for Major Energy Companies acquisition	$40,000	$—	$—
Contingent consideration - earnout obligations incurred in connection with the Provider Companies and Major Energy Companies acquisitions	$18,936	$—	$—
Assumption of legal liability in connection with the Major Energy Companies acquisition	$5,000	$—	$—

Net contribution of the Major Energy Companies	$3,873	$—	$—
Installment consideration incurred in connection with the Provider Companies acquisition	$1,890	$—	$—
Issuance of Class B common stock	$—	$—	$28,486
Liabilities retained by affiliate	$—	$—	$29,000
Tax benefit from tax receivable agreement	$31,490	$(64)	$23,636
Liability due to tax receivable agreement	$(26,722)	$(55)	$20,767
Initial allocation of non-controlling interest	$—	$—	$22,232
Property and equipment purchase accrual	$(32)	$45	$19
CenStar Earnout accrual	$—	$500	$—
Cash paid during the period for:
Interest	$2,280	$1,661	$860
Taxes	$7,326	$216	$85

(1) Financial information has been recast to include results attributable to the acquisition of the Major Energy Companies from an affiliate on
August 23, 2016. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.
(2) Financial information has been recast to include results attributable to the acquisition of Oasis Power Holdings LLC by an affiliate on
May 12, 2015. See Notes 2 "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion.

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
The Company is a Delaware corporation formed on April 22, 2014 by Spark Energy Ventures, LLC (“Spark Energy Ventures”) for the purpose of succeeding to Spark Energy Ventures’ ownership in SE and SEG. Spark Energy Ventures, a single member limited liability company formed on October 8, 2007 under the Texas Limited Liability Company Act (“TLLCA”), is an affiliate of NuDevco Retail Holdings, LLC (“NuDevco Retail Holdings”), a single member Texas limited liability company formed by Spark Energy Ventures on May 19, 2014 under the Texas Business Organizations Code (“TBOC”). NuDevco Retail Holdings was formed by Spark Energy Ventures to hold its investment in Spark HoldCo, LLC, our subsidiary and the direct parent of SEG and SE. Retailco, LLC (“Retailco”) succeeded to the interest of NuDevco Retail Holdings in 10,612,500 shares of our Class B common stock and an equal number of Spark HoldCo units pursuant to a series of transfers that occurred in January 2016. NuDevco Retail Holdings is currently a direct wholly owned subsidiary of Electric Holdco, LLC, which is indirectly wholly owned by W. Keith Maxwell III ("Founder"). NuDevco Retail Holdings formed NuDevco Retail, LLC (“NuDevco Retail” and, together with NuDevco Retail Holdings (or its successor in interest), “NuDevco”), a single member limited liability company, on May 29, 2014 and it holds a 1% interest in Spark HoldCo formerly held by NuDevco Retail Holdings (or its predecessor-in-interest).
Prior to the closing of the Company’s initial public offering ("IPO") on August 1, 2014 of 3,000,000 shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), representing a 21.82% interest in the Company, Spark Energy Ventures contributed all of its interest in each of SE and SEG to NuDevco Retail Holdings. NuDevco Retail Holdings in turn contributed all of its interest in each of SE and SEG to Spark HoldCo. The contribution of the interests in SE and SEG to Spark HoldCo is not considered a business combination accounted for under the purchase method, as it was a transfer of assets and operations under common control, and accordingly, balances were transferred at their historical cost. The Company’s historical combined financial statements prior to the IPO are prepared using SE’s and SEG’s historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the retail natural gas and asset optimization and retail electricity businesses of SE and SEG.
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

The Major Energy Companies operate as retail energy providers. Major Energy Services, LLC, Major Energy Electric Services, LLC and Respond Power, LLC were formed on October 11, 2005, September 12, 2007 and July 11, 2008, respectively, as limited liability companies under the New York Limited Liability Company Law. We completed the purchase of all the outstanding membership interests of the Major Energy Companies on August 23, 2016 from an affiliate, as described in Note 3 "Acquisitions."

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

Relationship with our Founder and Majority Shareholder

W. Keith Maxwell, III (our "Founder") is the owner of a majority in voting power of our common stock through his ownership of NuDevco Retail and Retailco. Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings, which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

We entered into a Master Service Agreement effective January 1, 2016 with Retailco Services, LLC, which is wholly owned by W. Keith Maxwell III. See Note 13 “Transactions with Affiliates” for further discussion.

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
Senior Credit Facility
Concurrently with the closing of the IPO, the Company entered into the Senior Credit Facility, which was amended and restated on July 8, 2015, June 1, 2016 and August 1, 2016, respectively. Refer to Note 7 "Debt" for further discussion.
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
NuDevco Retail and Retailco have the right to exchange (the “Exchange Right”) all or a portion of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for Class A common stock (or cash at Spark Energy, Inc.’s or Spark HoldCo’s election (the “Cash Option”)) at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. In addition, NuDevco Retail and Retailco have the right, under certain circumstances, to cause the

Company to register the offer and resale of NuDevco Retail's and Retailco's shares of Class A common stock obtained pursuant to the Exchange Right. Retail Acquisition Co., LLC ("RAC") is entitled to similar registration rights under the CenStar and Oasis Note. Refer to Note 7 "Debt" for further information.

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
This agreement generally provides for the payment by the Company to Retailco, LLC (as successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 11 “Income Taxes” for further discussion.
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
We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending December 31, 2016, resulting in an initial TRA Payment of $1.4 million in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our consolidated balance sheet at December 31, 2016.
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
2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company's consolidated financial statements include the accounts of all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the combined and consolidated financial statements.

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
These transactions include, but are not limited to, certain services to the affiliated companies associated with the Company’s debt facility prior to the IPO, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying combined and consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the combined and consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the combined and consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the combined and consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 13 “Transactions with Affiliates.”
These costs are not necessarily indicative of the cost that the Company would have incurred had it operated as an independent stand-alone entity prior to the IPO. Affiliates also relied upon Spark Energy Ventures as a participant in the credit facility for periods prior to the IPO as described more fully in Note 7 “Debt.” As such, the Company’s combined and consolidated financial statements do not fully reflect what the Company’s financial position, results of operations and cash flows would have been had the Company operated as an independent stand-alone company prior to the IPO. As a result, historical financial information prior to the IPO is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future. The Company’s combined and consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. The Company periodically assesses the financial condition of the institutions where these funds are held and believes that its credit risk is minimal with respect to these institutions.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable in the combined and consolidated balance sheets are net of allowance for doubtful accounts of $2.3 million and $1.9 million as of December 31, 2016 and 2015, respectively.

The Company accrues an allowance for doubtful accounts based upon estimated uncollectible accounts receivable considering historical collections, accounts receivable aging analysis, credit risk and other factors. The Company writes off accounts receivable balances against the allowance for doubtful accounts when the accounts receivable is deemed to be uncollectible. Bad debt expense of $1.3 million, $7.9 million and $10.2 million was recorded in general and administrative expense in the combined and consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company conducts business in many utility service markets where the local regulated utility purchases our receivables, and then becomes responsible for billing the customer and collecting payment from the customer (“POR programs”). This POR service results in substantially all of the Company’s credit risk being linked to the applicable utility, which generally has an investment-grade rating, and not to the end-use customer. The Company monitors the financial condition of each utility and currently believes that its susceptibility to an individually significant write-off as a result of concentrations of customer accounts receivable with those utilities is remote. Trade accounts receivable that are part of a local regulated utility’s POR program are recorded on a gross basis in accounts receivable in the combined and consolidated balance sheets. The discount paid to the local regulated utilities is recorded in general and administrative expense in the combined and consolidated statements of operations.

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

Inventory

Inventory consists of natural gas used to fulfill and manage seasonality for fixed and variable-price retail customer load requirements and is valued at the lower of weighted average cost or market. Purchased natural gas costs are recognized in the combined and consolidated statements of operations, within retail cost of revenues, when the natural gas is sold and delivered out of the storage facility. There were no inventory impairments recorded for the years ended December 31, 2016, 2015 and 2014. When natural gas is sold costs are recognized in the combined and consolidated statements of operations, within retail cost of revenues, at the weighted average cost value at the time of the sale.

Customer Acquisition Costs

The Company has retail natural gas and electricity customer acquisition costs, net of $18.8 million and $13.4 million recorded in current assets and $6.1 million and $3.8 million recorded in noncurrent assets representing direct response advertising costs as of December 31, 2016 and 2015, respectively. Customer acquisition costs are spending for organic customer acquisitions and do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships. Amortization of customer acquisition costs, recorded in depreciation and amortization in the combined and consolidated statements of operations, was $17.5 million, $18.0 million and $18.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized direct response advertising costs consist primarily of hourly and commission based telemarketing costs, door-to-door agent commissions and other direct advertising costs associated with proven customer generation, and are capitalized and amortized over the estimated two-year average life of a customer in accordance with the provisions of FASB ASC 340-20, Capitalized Advertising Costs.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of the customer acquisition costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience.

Based on the analysis described above, for the year ended December 31, 2014, the Company recorded accelerated amortization of such costs of $6.5 million associated with capitalized customer acquisition costs in California and $0.2 million associated with capitalized customer acquisition costs in Massachusetts. This accelerated amortization expense was included in “depreciation and amortization” on the combined and consolidated statement of operations. There were no such accelerated amortization charges recorded for the years ended December 31, 2016 or 2015.

Customer Relationships

Customer acquisitions through direct acquisitions of customer contracts or recorded as part of the acquisition method in accordance with FASB ASC Topic 805, Business Combinations ("ASC 805") are recorded as customer relationships and represent customer contract acquisitions not acquired through the direct response advertising discussed above at “Customer Acquisition Costs.” The Company has recorded $12.1 million and $6.6 million, net of amortization, as current assets as of December 31, 2016 and 2015, respectively, and $21.4 million and $6.8 million, net of amortization, as non-current assets as of December 31, 2016 and 2015, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which ranges from three years to six years.

The acquired customer relationships intangibles related to Oasis, CenStar, Major Energy Companies and the Provider Companies, are reflective of the acquired companies’ customer base, and were valued at the respective dates of acquisition using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, fixed assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return by retail unit to arrive at the present value of the expected future cash flows. CenStar and Oasis customer relationships are amortized to depreciation and amortization based on the expected future net cash flows by year. The acquired customer relationship intangibles related to Major Energy Companies and Provider Companies were bifurcated between hedged and unhedged and amortized to depreciation and amortization based on the expected future cash flows by year and expensed to retail cost of revenue based on the expected term of the underlying fixed price contract in each reporting period, respectively.
Amortization expense was $28.6 million and $5.7 million for the years ended December 31, 2016 and 2015, respectively. Approximately $15.8 million of the $28.6 million customer relationships amortization expense for the twelve months ending December 31, 2016 was included in retail cost of revenue. We recorded less than $0.1 million amortization expense for the year ended December 31, 2014.

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

No impairments of customer relationships were recorded for the years ended December 31, 2016, 2015 and 2014.

Non-compete agreements
The non-compete agreements provide the Company with a certain level of assurance that acquired companies' expected earnings streams will not be disrupted by competition from the companies’ previous members. The fair values of non-compete agreements are determined using the differential valuation approach at acquisition date. Under this approach, the Company estimates the present value of expected future cash flows under two scenarios;

one scenario assumes the non-compete agreements are in place and the other scenario assumes the absence of non-compete agreements. The resulting difference between the two scenarios is the implied value of the non-compete agreements, which is further adjusted by an estimated probability factor representing the likelihood that previous members of acquired companies would be successful competitors.
As a result of the Provider Companies and Major Energy Companies acquisitions, the Company has recorded $1.2 million, net of amortization, as Acquired customer intangibles - current and $1.4 million, net of amortization, as Acquired customer intangibles - non-current as of December 31, 2016 related to these non-compete agreements. These non-compete agreements are amortized over their estimated three-year life on a straight-line basis. Amortization expense was $0.9 million for the year ended December 31, 2016. We recorded no amortization expense for the year ended December 31, 2015.

Trademarks

Trademarks recorded as part of the acquisition method in accordance with ASC 805 represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return.

The Company has recorded $6.3 million and $1.2 million, net of amortization, as other assets as of December 31, 2016 and 2015 related to these trademarks. These intangibles are amortized over the estimated five-year to twenty-year life of the trademarks on a straight-line basis. Amortization expense was $0.4 million and $0.1 million for the years ended December 31, 2016 and 2015. We recorded no amortization expense for the year ended December 31, 2014.

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

No impairments of trademarks were recorded for the years ended December 31, 2016, 2015 and 2014.

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

The Company capitalizes costs associated with internal-use software projects in accordance with FASB ASC Topic 350-40, Internal-Use Software. Capitalized costs are the costs incurred during the application development stage of the internal-use software project such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the internal-use software project are expensed in the period incurred. These types of costs include formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are capitalized in accordance with FASB ASC Topic 835-20, Capitalization of Interest. Capitalized interest costs for the years ended December 31, 2016, 2015 and 2014 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2016 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31, 2016. On October 31, 2016, we performed a qualitative assessment of goodwill in accordance with guidance from ASC 350, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we fail the qualitative test, then we must compare our estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of goodwill impairment loss to be recorded, as necessary. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying value, if any, of that goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination.

We completed our annual assessment of goodwill impairment as of October 31, 2016 during the fourth quarter of 2016, and the test indicated no impairment.

Equity Method Investment

The Company accounts for investments in unconsolidated entities using the equity method of accounting, as prescribed in FASB ASC Topic 323-10, Investments-Equity Method and Joint Venture, if the investment gives us the ability to exercise significant influence over, but not control, of an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. Such investment is presented on the consolidated balance sheet under "Other assets" and our share of their income as "Interest and other income" on the combined and consolidated statements of operations. The Company determines its equity investment earnings using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount the Company would receive if the investee were to liquidate all of its assets, as valued in accordance with U.S. GAAP, and distribute that cash to the investors. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company's share of the earnings or losses from the equity investment for the period. See Note 16 “Equity Method Investment” for further discussion.

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

The Company records gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the years ended December 31, 2016, 2015 and 2014, the Company’s retail revenues and retail cost of revenues included gross receipts taxes of $5.3 million, $3.0 million and $3.0 million, respectively.

Costs for natural gas and electricity sales are recognized as the commodity is delivered to the customer under the accrual method. Natural gas and electricity costs that have not been billed to the Company by suppliers but have been incurred by period end are estimated. The Company estimates volumes for natural gas and electricity delivered based on the forecasted revenue volumes, estimated transportation cost volumes and estimation of other costs associated with retail load that varies by commodity utility territory. These costs include items like ISO fees, ancillary services and renewable energy credits. Estimated amounts are adjusted when actual usage is known and billed.

The Company’s asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation opportunities, meet the definition of trading activities and are recorded on a net basis in the combined and consolidated statements of operations in net asset optimization revenues pursuant to FASB ASC Topic 815, Derivatives and Hedging. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $133.0 million, $154.1 million and $284.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and recorded asset optimization costs of revenues of $133.6 million, $152.6 million and $282.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues.

Natural Gas Imbalances

The combined and consolidated balance sheets include natural gas imbalance receivables and payables, which primarily results when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at an estimated net realizable value. The Company recorded an imbalance receivable of $0.9 million and $0.7 million recorded in other current assets on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. The Company recorded an imbalance payable of $0.1 million and $0.3 million recorded in other current liabilities on the combined and consolidated balance sheets as of December 31, 2016 and 2015, respectively.

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

Changes in the fair value of and amounts realized upon settlement of derivative instruments not held for trading purposes are recognized currently in retail costs of revenues.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to shareholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company’s outstanding unvested restricted stock units, (2) using the if-converted method to determine the potential dilutive effect of the Company’s Class B common stock and (3) using the if-converted method to determine the potential dilutive effect of the outstanding convertible subordinated notes into the Company's Class B common stock.

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

Subsequent to the IPO through December 31, 2016, the Company and NuDevco owned the following economic interests in Spark HoldCo:

	The Company	NuDevco Retail and Retailco (1)
From the IPO to December 31, 2014	21.82%	78.18%
On December 31, 2015	22.49%	77.51%
On December 31, 2016	38.85%	61.15%
(1) In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and in equal number of Spark HoldCo units it held pursuant to a series of transfers.

See Note 4 "Equity" for further detail.

Net income attributable to non-controlling interest for the years ended December 31, 2016 and 2015 represents the net income attributable to NuDevco prior to the IPO and NuDevco’s retained interest subsequent to the IPO. The weighted average ownership percentages for the applicable reporting period are used to allocate income (loss) before income taxes to the non-controlling interest and the Company, which is then adjusted by the amount of income tax expense (benefit) attributable to each economic interest owner.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported earnings.

Recent Accounting Pronouncements

Adopted Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The new guidance clarifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 effective January 1, 2016, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging ("ASU 2014-16"), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Update does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The Company adopted ASU 2014-16 effective January 1, 2016, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU 2015-02"). ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. On January 1, 2016, we adopted ASU No. 2015-02. Upon adoption, we continued to consolidate

Spark HoldCo, but considered Spark HoldCo to be a variable interest entity requiring additional disclosures in the footnotes of our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). The amendment in ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. The debt issuance cost associated with line-of-credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-15 effective January 1, 2016 in conjunction with ASU 2015-03. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that the acquirer in a business combination account for measurement period adjustments retrospectively. Instead, the acquirer will recognize adjustments to provisional amounts identified within the measurement period in the reporting period in which those adjustments are determined. ASU 2015-16 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The guidance is to be applied prospectively for adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company adopted ASU 2015-16 effective January 1, 2016, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent and presented as a single noncurrent amount for each tax-payment component of an entity. The ASU 2015-17 is effective for fiscal years beginning after December 15, 2016; however, the Company elected early adoption on January 1, 2016, on a retrospective basis. The adoption of ASU 2015-17 resulted in the reclassification of previously-classified net current deferred taxes of approximately $0.9 million from other current liabilities, resulting in a $23.4 million noncurrent deferred tax asset and a $0.9 million noncurrent deferred tax liability on the Company’s consolidated balance sheet at December 31, 2015. There was no impact to our consolidated statements of operations for the year ended December 31, 2016.

Standards Being Evaluated/Standards Not Yet Adopted

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that Are under Common Control ("ASU 2016-17"). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under ASU 2016-17, a single decision maker of a VIE is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE. If a single decision maker and its related party are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016 (the Company's first quarter of fiscal 2017), including interim periods within those fiscal years. Early adoption is permitted. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and the amendments should be applied prospectively on or after the effective date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) ("ASU 2017-03"). ASU 2017-03 offers amendments to SEC paragraphs pursuant to staff announcements at the September 22, 2016 and November 17, 2016 EITF meetings for clarification purposes. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
3. Acquisitions

Acquisition of CenStar Energy Corp

On July 8, 2015, the Company completed its acquisition of CenStar, a retail energy company based in New York. CenStar serves natural gas and electricity customers in New York, New Jersey, and Ohio. The purchase price for the CenStar acquisition was $8.3 million, subject to working capital adjustments, plus a payment for positive working capital of $10.4 million and an earnout payment estimated as of the acquisition date to be $0.5 million, which was associated with a financial measurement attributable to the operations of CenStar for the year following the closing ("CenStar Earnout"). See Note 8 "Fair Value Measurements" for further discussion of the CenStar Earnout. The purchase price was financed with $16.6 million (including positive working capital of $10.4 million) under our Senior Credit Facility and $2.1 million from the issuance of a convertible subordinated note ("CenStar Note") from the Company and Spark HoldCo to Retailco Acquisition Co, LLC ("RAC"). See Note 7 "Debt" for further discussion of the Senior Credit Facility and the CenStar Note.

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

Final as of December 31, 2015
Cash	$371
Net working capital, net of cash acquired	8,819
Property and equipment	52
Intangible assets - customer relationships	5,494
Intangible assets - trademark	651
Goodwill	6,396
Deferred tax liability	(191)
Fair value of derivative liabilities	(3,475)
Total	$18,117

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, "Fair Value Measurement" ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 8 "Fair Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements related to customer relationships and trademarks are discussed in Note 2 "Basis of Presentation and Summary of Significant Accounting Policies". Significant inputs for Level 3 measurements related to goodwill were as follows:

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

Acquisition of Oasis Power Holdings, LLC

On July 31, 2015, the Company completed its acquisition of Oasis, a retail energy company operating in six states across 18 utilities. The purchase price for the Oasis acquisition was $20.0 million, subject to working capital adjustments. The purchase price was financed with $15.0 million in borrowings under our Senior Credit Facility, $5.0 million from the issuance of a convertible subordinated note ("Oasis Note") from the Company and Spark HoldCo to RAC, and $2.0 million cash on hand. See Note 7 "Debt" for further discussion of the Senior Credit Facility and the Oasis Note.

The acquisition of Oasis by the Company from RAC was a transfer of equity interests of entities under common control on July 31, 2015. Accordingly, the assets acquired and liabilities assumed were based on their historical values as of July 31, 2015 as follows (in thousands):

Final as of December 31, 2015
Cash	$271
Net working capital, net of cash acquired	1,831
Property and equipment	38
Intangible assets - customer relationships	7,824
Intangible assets - trademark	602
Goodwill	11,983
Fair value of derivative liabilities	(819)
Total	$21,730

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, "Fair Value Measurement" ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 8 "Fair Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements related to customer relationships and trademarks are discussed in Note 2 "Basis of Presentation and Summary of Significant Accounting Policies". Significant inputs for Level 3 measurements related to goodwill were as follows:

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Oasis by RAC primarily due the value of Oasis's brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the acquisition of Oasis is deductible for income tax purposes because the acquisition of Oasis was an acquisition of all of the assets of Oasis. The valuation and purchase price allocation of Oasis was based on a preliminary fair value analysis performed as of May 12, 2015, the date Oasis was acquired by RAC. Prior to the measurement period's expiration, the Company recorded adjustments to the working capital balances upon settlement of the final working capital balances per the terms of the purchase agreement.

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

The allocation of the purchase consideration is as follows (in thousands):

	Reported as of September 30, 2016	Q4 2016 Adjustments (1)	Final as of December 31, 2016
Cash	$51	$380	$431
Net working capital, net of cash acquired	1,229	(417)	812
Intangible assets - customer relationships and non-compete agreements	24,417	—	24,417
Intangible assets - trademark	529	—	529
Goodwill	26,040	—	26,040
Fair value of derivative liabilities	(18,163)	—	(18,163)
Total	34,103	(37)	34,066

(1)	Changes to the purchase price allocation in the fourth quarter of 2016 were due to the settlement of final working capital balances per the purchase agreement.

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurement ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 8 "Fair Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements related to customer relationships, non-compete agreements and trademarks are discussed in Note 2 "Basis of Presentation and Summary of Significant Accounting Policies". Significant inputs for Level 3 measurements related to goodwill were as follows:

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Provider Companies primarily due the value of its assembled workforce, along with access to new utility service territories. Goodwill recorded in connection with the acquisition of the Provider Companies is deductible for income tax purposes because the Provider Companies was an acquisition of all of the assets of the Provider Companies. The valuation and purchase price allocation of the Provider Companies was based on a preliminary fair value analysis. Prior to the measurement period's expiration, the Company recorded adjustments to the working capital balances upon settlement of the final working capital balances per the terms of the purchase agreement.

The Company’s consolidated statements of operations for the year ended December 31, 2016, respectively, included $46.8 million of revenue and $12.8 million of losses from operations related to the operations of the Provider Companies. We have not included pro forma information for the Provider Companies acquisition because it did not have a material impact on our financial position or results of operations.

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the transfer of all of the outstanding membership interests of the Major Energy Companies, which are retail energy companies operating in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania across 43 utilities, from NG&E in exchange for consideration of $63.2 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). The Company is obligated to issue up to 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (40,718 shares valued at $20 per share) as of the purchase date (the "Stock Earnout"). See Note 8 “Fair Value Measurements” for further discussion on the Major Earnout and Stock Earnout. The purchase price was funded by the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $20 per share, to NG&E. NG&E is owned by our Founder.

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

	Reported as of September 30, 2016	Q4 2016 Adjustments (1)	Final as of December 31, 2016
Cash	17,368	—	$17,368
Property and equipment	14	—	14
Intangible assets - customer relationships & non-compete agreements	24,271	—	24,271
Other assets - trademarks	4,973	—	4,973
Non-current deferred tax assets	1,042	—	1,042
Goodwill	35,137	(409)	34,728
Net working capital, net of cash acquired	(6,345)	(401)	(6,746)
Fair value of derivative liabilities	(7,260)	—	(7,260)
Total	69,200	(810)	68,390
(1) Changes to the purchase price allocation in the fourth quarter of 2016 related to estimated working capital adjustments per the purchase agreement between NG&E and the Major Energy Companies as of December 31, 2016 and an adjustment to goodwill related to contingent consideration payable to NG&E.

The initial working capital estimate paid to the Major Energy Companies by NG&E was $10.3 million and is subject to adjustment and is being negotiated as of December 31, 2016. The Company subsequently paid $4.3 million in working capital to NG&E on August 23, 2016. Approximately $6.0 million was recorded as an equity transaction and treated as a contribution on August 23, 2016, revised to $4.7 million based on the estimated working capital true-up adjustment with NG&E as of December 31, 2016. Finalization of the Company's working capital adjustment with NG&E is still pending as of December 31, 2016, subject to finalization of the working capital estimate as of April 15, 2016. An estimated working capital adjustment between the Company and NG&E of $1.4 million was recorded as of December 31, 2016 and is included in accounts payable - affiliates. The Stock Earnout of $0.8 million due to NG&E is also reflected as a reduction to equity as of December 31, 2016.

The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurement ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 8 "Fair Value Measurements" for further discussion on the fair values hierarchy. Significant inputs for Level 3 measurements related to customer relationships, non-compete agreements and trademarks are discussed in Note 2 "Basis of Presentation and Summary of Significant Accounting Policies". Significant inputs for Level 3 measurements related to goodwill were as follows:

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Major Energy Companies by NG&E primarily due the value of the Major Energy Companies brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the acquisition of the Major Energy Companies is deductible for income tax purposes because the acquisition of the Major Energy Companies was an acquisition of all of the assets of the Major Energy Companies. The valuation and purchase price allocation of the Major Energy Companies was based on a preliminary fair value analysis performed as of April 15, 2016, the date the Major Energy Companies were acquired by NG&E. During the measurement period, the Company may record adjustments to the working capital balances upon settlement of the final working capital balances per the terms of the purchase agreement.

Goodwill was transferred to the Company based on the acquisition of the Major Energy Companies by NG&E on April 15, 2016. Goodwill recorded in connection with the transfer of the Major Energy Companies is deductible for income tax purposes.

In December 2016, certain executives of the Major Energy Companies exercised a change of control provision under employment agreements with the Major Energy Companies. As a result, the Company recorded employment contract termination costs of $4.1 million as of December 31, 2016, to be paid over a 22 month period beginning April 1, 2017. The Major Energy Companies contributed revenues of $125.6 million and earnings of $1.3 million to the Company for the year ended December 31, 2016.

The following unaudited pro forma revenue and earnings summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Revenue	$603,673	$547,381
Earnings	$15,776	$15,460
The pro forma results are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The revenue and earnings for the twelve months ended December 31, 2016 reflects actual results of operations since the financial results were fully combined during that period. The pro forma results include adjustments primarily related to amortization of acquired intangibles, and certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements. The purchase price allocation was used to prepare the pro forma adjustments.

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

The Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo at December 31, 2015 and December 31, 2016, respectively.

Non-controlling Interest Economic Interest
	The Company	NuDevco Retail and Retailco (1)
December 31, 2015	22.49%	77.51%
December 31, 2016	38.85%	61.15%
(1) In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and in equal number of Spark HoldCo units it held pursuant to a series of transfers.
The following table summarizes the portion of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	2016	2015

Net income allocated to non-controlling interest	$52,300	$21,779
Income tax expense (benefit) allocated to non-controlling interest	1,071	(331)
Net income attributable to non-controlling interest	$51,229	$22,110

Class A Common Stock

The Company had a total of 6,496,559 and 3,118,623 shares of its Class A common stock outstanding at December 31, 2016 and 2015, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

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

Conversion of Class B Common Stock to Class A Common Stock

On February 3, 2016, April 1, 2016 and June 8, 2016, Retailco exchanged 1,000,000, 1,725,000 and 500,000, respectively, of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. Refer to Note 11 "Income Taxes" for further discussion.

Class B Common Stock

The Company has a total of 10,224,742 and 10,750,000 shares of its Class B common stock outstanding at December 31, 2016 and 2015, respectively. Each share of Class B common stock, all of which are held by NuDevco

Retail and Retailco, have no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

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

Preferred Stock
The Company has 20,000,000 shares of authorized preferred stock for which there are no issued and outstanding shares at December 31, 2016 and 2015.

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

The following table presents the computation of earnings per share for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Net income attributable to stockholders of Class A common stock	$14,444	$3,865
Basic weighted average Class A common shares outstanding	5,701	3,064
Basic EPS attributable to stockholders	$2.53	$1.26

Net income attributable to stockholders of Class A common stock	$14,444	$3,865
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	(310)	(334)
Diluted net income attributable to stockholders of Class A common stock	$14,134	$3,531
Basic weighted average Class A common shares outstanding	5,701	3,064
Effect of dilutive Class B common stock	—	—
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock	505	210
Effect of dilutive restricted stock units	139	53
Diluted weighted average shares outstanding	6,345	3,327

Diluted EPS attributable to stockholders	$2.23	$1.06

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the years ended December 31, 2016 and 2015 as the effect of the conversion was antidilutive.

Variable Interest Entity

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation (Topic 810) (“ASU 2015-02”). ASU 2015-02 changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Upon adoption, we continued to consolidate Spark HoldCo, but considered Spark HoldCo to be a variable interest entity requiring additional disclosures in the footnotes of our consolidated financial statements.

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

Conversion of CenStar and Oasis Notes

On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note and Oasis Note into 134,731 and 383,090 shares, respectively, of Class B common stock (and related Spark HoldCo units) on January 8, 2017 and January 31, 2017, respectively. Refer to Note 7 "Debt" and Note 17 "Subsequent Events" for further discussion.

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's consolidated balance sheet as of December 31, 2016 (in thousands):

December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$18,945
Accounts receivable	112,491
Other current assets	65,866
Total current assets	197,302
Non-current assets:
Goodwill	79,147
Other assets	43,991
Total non-current assets	123,138
Total Assets	$320,440

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	88,547
Intercompany payable with Spark Energy, Inc.	(3,399)
Current portion of Senior Credit Facility	51,287
Contingent consideration	11,827
Convertible subordinated notes to affiliates	6,582
Other current liabilities	9,932
Total current liabilities	164,776
Long-term liabilities:
Subordinated debt—affiliate	5,000
Contingent consideration	10,826
Other long-term liabilities	68
Total long-term liabilities	15,894
Total Liabilities	$180,670

5. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	December 31, 2016	December 31, 2015
Information technology	2 – 5	$29,675	$27,392
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,024	1,007
Total		35,267	32,967
Accumulated depreciation		(30,561)	(28,491)
Property and equipment—net		$4,706	$4,476

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of

December 31, 2016 and 2015, information technology includes $1.1 million and $0.5 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the combined and consolidated statements of operations was $2.1 million, $1.6 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
6. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	December 31, 2016	December 31, 2015
Goodwill	$79,147	$18,379
Customer Relationships— Acquired (1)
Cost	63,571	14,883
Accumulated amortization	(31,660)	(4,503)
Customer Relationships—Acquired, net	$31,911	$10,380
Customer Relationships— Other (2)
Cost	4,320	4,320
Accumulated amortization	(2,708)	(1,271)
Customer Relationships—Other, net	$1,612	$3,049
Trademarks (3)
Cost	6,770	1,268
Accumulated amortization	(431)	(74)
Trademarks, net	$6,339	$1,194

(1)	Customer relationships—Acquired represent those customer acquisitions accounted for under the acquisition method in accordance with ASC 805. See Note 3 "Acquisitions" for further discussion.

(2)
Customer relationships—Other represent portfolios of customer contracts not accounted for in accordance with ASC 805 as these acquisitions were not in conjunction with the acquisition of businesses. See Note 15 "Customer Acquisitions" for further discussion.

(3)
Trademarks reflect values associated with the recognition and positive reputation of acquired businesses accounted for as part of the acquisition method in accordance with ASC 805 through the acquisitions of CenStar, Oasis, the Provider Companies and the Major Energy Companies. These trademarks are recorded as other assets in the consolidated balance sheets. See Note 3 "Acquisitions" for further discussion.

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2013	$—	$—	$—	$—
Additions	—	—	1,589	—
Amortization expense	—	—	(88)	—
Balance at December 31, 2014	$—	$—	$1,501	$—
Additions	$—	$—	$2,731	$—
Acquisition of CenStar	6,396	5,494	—	651
Acquisition of Oasis	11,983	9,389	—	617
Amortization expense	—	(4,503)	(1,183)	(74)
Balance at December 31, 2015	$18,379	$10,380	$3,049	$1,194
Additions	$—	$—	$—	$—
Acquisition of Provider Companies	26,040	24,417	—	529
Acquisition of Major Energy Companies	34,728	24,271	—	4,973
Amortization expense	—	(27,157)	(1,437)	(357)
Balance at December 31, 2016	$79,147	$31,911	$1,612	$6,339
The acquired customer relationship related to Major Energy Companies and Provider Companies were bifurcated between hedged and unhedged and amortized to depreciation and amortization based on the expected future cash flows by year and expensed to retail cost of revenue based on the expected term of the underlying fixed price contract in each reporting period, respectively. Approximately $15.8 million of the $27.2 million customer relationships amortization expense for the twelve months ending December 31, 2016 is included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at December 31, 2016 is as follows (in thousands):

Year Ending December 31,
2017	$12,913
2018	10,337
2019	5,892
2020	2,894
2021	2,592
> 5 years	5,234
Total	$39,862
7. Debt
Balance Sheet and Income Statement Summary
Debt consists of the following amounts as of (in thousands):

	December 31, 2016	December 31, 2015
Current portion of Senior Credit Facility—Working Capital Line (1) (2)	$29,000	$22,500
Current portion of Senior Credit Facility—Acquisition Line (2)	22,287	5,306
Current portion of Note Payable - Pacific Summit Energy	15,501	—
Convertible subordinated notes to affiliate	6,582	—
Total current debt	73,370	27,806
Long-term portion of Senior Credit Facility—Acquisition Line (1)	—	14,592
Subordinated Debt	5,000	—
Convertible subordinated notes to affiliate	—	6,339
Total long-term debt	5,000	20,931
Total debt	$78,370	$48,737

(1)	As of December 31, 2016 and 2015, the Company had $29.6 million and $21.5 million in letters of credit issued, respectively.

(2)	As of December 31, 2016 and 2015, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.93% and 3.90%, respectively.

(3)
On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note and the Oasis Note into shares of Class B common stock on January 8, 2017 and January 31, 2017, respectively. RAC assigned the CenStar Note and Oasis Note to Retailco on January 4, 2017, and on January 8, 2017 and January 31, 2017, the CenStar Note and Oasis Note were converted into 134,731 and 383,090 shares of Class B common stock, respectively.

Deferred financing costs were $0.4 million and $0.7 million as of December 31, 2016 and 2015, respectively, representing capitalized financing costs in connection with the amendment and restatement of our Senior Credit Facility on July 8, 2015. Of these amounts, $0.4 million and $0.5 million is recorded in other current assets in the combined and consolidated balance sheets as of December 31, 2016 and 2015, and zero and $0.2 million is recorded in other assets in the consolidated balance sheets as of December 31, 2016 and 2015, respectively, based on the terms of the Senior Credit Facility.

Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest incurred on Senior Credit Facility (1)	$1,730	$1,144	$418
Accretion related to Earnouts (2)	5,059	—	—
Commitment fees	180	160	144
Letters of credit fees	704	357	385
Amortization of deferred financing costs (3)	668	412	631
Interest incurred on convertible subordinated notes to affiliate (4)	518	207	—
Interest expense	$8,859	$2,280	$1,578
(1)    Includes interest expense attributed to other revolving credit facilities prior to the IPO.
(2) Includes accretion related to the Provider Earnout of $0.1 million and the Major Earnout of $4.9 million for the year ended December 31,
2016.

(3)
Write offs of deferred financing costs included in the above amortization were $0.1 million in connection with the amended and restated Senior Credit Facility on July 8, 2015, $0.3 million upon extinguishment of the Seventh Amended Credit Facility and $0.1 million in connection with the execution of the Seventh Amended Credit Facility for the years ended December 31, 2015 and 2014, respectively.

(4) Includes amortization of the discount on the convertible subordinated notes to affiliates of $0.2 million and less than $0.1 million for the years ended December 31, 2016 and 2015.

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
Senior Credit Facility Executed at the IPO

Concurrently with the closing of the IPO, the Company entered into a new $70.0 million Senior Credit Facility, which was originally set to mature on August 1, 2016. If no event of default has occurred, the Company has the right, subject to approval by the administrative agent and each issuing bank, to increase the commitments under the Senior Credit Facility up to $120.0 million. The Company borrowed approximately $10.0 million under the Senior Credit Facility at the closing of the IPO to repay in full the outstanding indebtedness under the Seventh Amended Credit Agreement that SEG and SE agreed to be responsible for pursuant to an interborrower agreement between SEG, SE and an affiliate. The remaining $29.0 million of indebtedness outstanding under the Seventh Amended Credit Agreement at the IPO date was paid down by our affiliate with its own funds concurrent with the closing of the IPO pursuant to the terms of the interborrower agreement. Following this repayment, the Seventh Amended Credit Agreement was terminated. The Company had $15.0 million in letters of credit issued under the Senior Credit Facility at inception.

On July 8, 2015, the Company as guarantor, and Spark HoldCo (the “Borrower," and together with the subsidiaries of Spark HoldCo, the “Co-Borrowers”) amended and restated the Senior Credit Facility to include a senior secured revolving working capital facility of $60.0 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand, equity contributions or the issuance of subordinated debt and extended the maturity date. The Senior Credit Facility will mature on July 8, 2017. Borrowings under the Acquisition Line will be repaid 25% per year with the remaining 50% due at maturity. The outstanding balances under the Working Capital Line and the Acquisition Line are classified as current debt as of December 31, 2016.
Senior Credit Facility
The Company, as guarantor, and Spark HoldCo (the “Borrower,” and together with Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC, each a subsidiary of Spark HoldCo, the “Co-Borrowers”) are party to a senior secured revolving credit facility (“Senior Credit Facility”), which includes a senior secured revolving working capital facility up to $82.5 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity.

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

On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. At year-end, we elected up to the $70.0 million level. The Senior Credit Facility will mature on July 8, 2017. Borrowings under the Acquisition Line will be repaid 25% per year with the remainder due at maturity. The outstanding balances under the Working Capital Line and the Acquisition Line are classified as current debt as of December 31, 2016.

At our election, the interest rate under the Working Capital Line is generally determined by reference to:

•	the Eurodollar-based rate plus an applicable margin of up to 3.00% per annum (based upon the prevailing utilization); or

•
the alternate base rate plus an applicable margin of up to 2.00% per annum (based upon the prevailing utilization). The alternate base rate is equal to the highest of (i) Société Générale's prime rate, (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%; or

•	the rate quoted by Société Générale as its cost of funds for the requested credit plus up to 2.50% per annum, (based upon the prevailing utilization).

The interest rate is generally reduced by 25 basis points if utilization under the Working Capital Line is below fifty percent.

Borrowings under the Acquisition Line are generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.75% per annum (based upon the prevailing utilization); or

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

The Company has the ability to elect the availability under the Working Capital Line between $40.0 million to $82.5 million. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. At year-end, we elected up to the $70 million level. Availability under the working capital line will be subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

The Senior Credit Facility also contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

•
Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital equal to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line.

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

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 (1.25 to 1.00 commencing March 31, 2017). The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

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
Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock, and Spark HoldCo will be entitled to make cash distributions to NuDevco Retail and Retailco (or their successor in interest) so long as: (a) no default exists or would result from such a payment; (b) the Co- Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

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

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to RAC for $2.1 million on July 8, 2015. The CenStar Note matures on July 8, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay interest in kind at its option. The CenStar Note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $16.57 per share. RAC may not exercise conversion rights for the first eighteen months after the CenStar Note is issued. The CenStar Note is subject to automatic conversion upon a sale of the Company. The CenStar Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the CenStar Note will be entitled to registration rights identical to the registration rights currently held by NuDevco Retail and Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note into 134,731 shares of Class B common stock. RAC assigned the CenStar Note to Retailco on January 4, 2017, and on January 8, 2017, the CenStar Note was converted into 134,731 shares of Class B common stock. Please see Note 17 "Subsequent Events."
In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. The Oasis Note matures on July 31, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay-in-kind any interest at its option. The Oasis Note is convertible into shares of the Company's Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $14.00 per share. RAC may not exercise conversion rights for the first eighteen months after the Oasis Note is issued. The Oasis Note is subject to automatic conversion upon a sale of the Company. The Oasis Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Oasis Note will be entitled to registration rights identical to the registration rights currently held by NuDevco Retail and Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the Oasis Note into 383,090 shares of Class B common stock. RAC assigned the Oasis Note to Retailco on January 4, 2017, and on January 31, 2017 the Oasis Note was converted into 383,090 shares of Class B common stock. Please see Note 17 "Subsequent Events."

The conversion rate of $14.00 per share for the Oasis Note was fixed as of the date of the execution of the Oasis acquisition agreement on May 12, 2015. Due to a rise in the price of our common stock from May 12, 2015 to the closing of Oasis acquisition on July 31, 2015, the conversion rate of $14.00 per share was below the market price per share of Class A common stock of $16.21 on the issuance date of the Oasis Note on July 31, 2015. As a result, the Company assessed the Oasis Note for a beneficial conversion feature. Due to this conversion feature being "in-the-money" upon issuance, we recognized a beneficial conversion feature based on its intrinsic value of $0.8 million as a discount to the Oasis Note and as additional paid-in capital. This discount was amortized as interest expense under the effective interest method over the life of the Oasis Note through December 31, 2016.

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5%
subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and
Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately 3 ½ years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of December 31, 2016, there were $5.0 million in outstanding borrowings under the subordinated note.

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

Under these arrangements, when the costs that Pacific Summit has paid to procure and deliver the gas and electricity exceed the payments that the Major Energy Companies have made attributable to the gas and electricity purchased, the Major Energy Companies incur interest on the difference. The operating agreements also allow Pacific Summit to provide credit support. Each form of borrowing incurs interest at the floating 90-day LIBOR rate plus 300 basis points (except for certain credit support guaranties that do not bear interest). In connection with these arrangements, the Major Companies have granted first liens to Pacific Summit on a substantial portion of the Major Companies’ assets, including present and future accounts receivable, inventory, liquid assets, and control agreements relating to bank accounts. As of December 31, 2016, the Company had aggregate outstanding amounts payable under these arrangements of approximately $15.5 million, bearing an interest rate of approximately 4.0%. The Company was also the beneficiary under various credit support guarantees issued by Pacific Summit under these arrangements as of such date. On September 27, 2016, we notified Pacific Summit of our election to trigger the expiration of these arrangements as of March 31, 2017, at the end of the primary term.
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

	Level 1	Level 2	Level 3	Total
December 31, 2016
Non-trading commodity derivative assets	$1,511	$9,385	$—	$10,896
Trading commodity derivative assets	101	430	—	531
Total commodity derivative assets	$1,612	$9,815	$—	$11,427
Non-trading commodity derivative liabilities	$—	$(661)	$—	$(661)
Trading commodity derivative liabilities	—	(87)	—	(87)
Total commodity derivative liabilities	$—	$(748)	$—	$(748)
Contingent payment arrangement	$—	$—	$(22,652)	$(22,652)

	Level 1	Level 2	Level 3	Total
December 31, 2015
Non-trading commodity derivative assets	$—	$200	$—	$200
Trading commodity derivative assets	—	405	—	405
Total commodity derivative assets	$—	$605	$—	$605
Non-trading commodity derivative liabilities	$(3,324)	$(7,661)	$—	$(10,985)
Trading commodity derivative liabilities	—	(253)	—	(253)
Total commodity derivative liabilities	$(3,324)	$(7,914)	$—	$(11,238)
Contingent payment arrangement	$—	$—	$(500)	$(500)
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2016, 2015 and 2014.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of December 31, 2016 and 2015, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of December 31, 2016, the estimated earnout obligations were $22.7 million, which was comprised of the Provider Earnout, the Major Earnout and the Stock Earnout in the amount of $4.9 million, $17.1 million, and $0.7 million, respectively. As of December 31, 2015, the estimated earnout obligations were attributed to the CenStar acquisition (the "CenStar Earnout") in the amount of $0.5 million, which was settled by December 31, 2016. As of December 31, 2016, the estimated earnout reside on our consolidated balance sheets in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $11.8 million and $8.4 million, respectively; and as of December 31, 2015, in current liabilities - contingent consideration in the amount of $0.5 million.

The CenStar, Provider, and Major Earnouts are recorded in other current liabilities in the consolidated balance sheet and discussed in Note 3 "Acquisitions."
The CenStar Earnout was based on a financial measurement attributable to the operations of CenStar for the year following the closing of the acquisition. In determining the fair value of the CenStar Earnout, the Company forecasted a one year performance measurement, as defined by the CenStar stock purchase agreement. As this calculation was based on management's estimates of the liability, we had classified the CenStar Earnout as a Level 3 measurement. During the first quarter of 2016, our estimate of the CenStar Earnout was increased to $1.5 million, which was based on the results of operations during such period. In August 2016, we entered into a settlement and release agreement with the seller of CenStar in which the Company paid $1.3 million to such seller and released an additional $0.6 million from escrow in full satisfaction of the earnout obligation under the CenStar stock purchase agreement. During the year ended December 31, 2016, the remaining estimated earnout liability of $0.2 million was written off via a reduction to general and administrative expense in our consolidated statements of operations.
The Provider Earnout is based on achievement by the Provider Companies of a certain customer count criteria over the nine month period following the closing of the Provider Companies acquisition. The sellers of the Provider Companies are entitled to a maximum of $9.0 million and a minimum of $5.0 million in earnout payments based on the level of customer count attained, as defined by the Provider Companies membership interest purchase agreement. During the period from August 1, 2016 (acquisition date) through December 31, 2016, the Company recorded accretion of $0.1 million to reflect the impact of the time value of the liability. The Company has revalued the liability at December 31, 2016 with no expected change of the earnout payments. In determining the fair value of the Provider Earnout, the Company forecasted an expected customer count and certain other related criteria and calculated the probability of such forecast being attained. As this calculation is based on management's estimates of the liability, we classified the Provider Earnout as a Level 3 measurement.
The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. During the period from April 15, 2016 (NG&E acquisition date) through December 31, 2016, the Company recorded accretion of $5.0 million to reflect the impact of the time value of the liability. The Company revalued the liability at December 31, 2016, resulting in the write-down of the fair value of the liability to $17.8 million. The impact of the $1.1 million decrease in fair value is recorded in general and administrative expenses. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
The following tables present reconciliations of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015, respectively.

	CenStar Earnout	Major Earnout and Stock Earnout	Provider Earnout	Total
December 31, 2014	$—	$—	$—	$—
Purchase price contingent consideration	500	—	—	500
Fair value at December 31, 2015	$500	$—	$—	$500
Purchase price contingent consideration	$—	$13,910	$4,823	$18,733
Change in fair value of contingent consideration, net	843	(1,140)	—	(297)
Accretion of contingent earnout consideration (included within interest expense)	—	4,990	69	5,059
Settlements (1)	(1,343)	—	—	(1,343)
Fair value at December 31, 2016	$—	$17,760	$4,892	$22,652
(1) Settlements include pay downs at maturity
Other Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, accounts payable, accounts payable—affiliates, and accrued liabilities recorded in the consolidated balance sheets approximate fair value due to the short-term nature of these items. The carrying amount of the Senior Credit Facility recorded in the consolidated balance sheets approximates fair value because of the variable rate nature of the Company’s line of credit. The fair value of our convertible subordinated notes to affiliates is not determinable for accounting purposes due to the affiliate nature and terms of the associated debt instrument with the affiliate. The fair value of the payable pursuant to tax receivable agreement—affiliate is not determinable for accounting purposes due to the affiliate nature and terms of the associated agreement with the affiliate.
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
Derivative assets and liabilities are presented net in the Company’s consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2016 and 2015, the Company had paid zero and

$0.1 million in collateral, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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
Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	December 31, 2016	December 31, 2015
Natural Gas	MMBtu	8,016	7,543
Natural Gas Basis	MMBtu	—	455
Electricity	MWh	3,958	1,187
Trading

Commodity	Notional	December 31, 2016	December 31, 2015
Natural Gas	MMBtu	(953)	8
Natural Gas Basis	MMBtu	(380)	(455)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gain (loss) on non-trading derivatives, net	22,254	(18,423)	(8,713)
Gain (loss) on trading derivatives, net (including gain on trading derivatives—affiliates, net of $0, $0 and $203 for the years ended December 31, 2016, 2015 and 2014, respectively)	153	(74)	(5,822)
Gain (loss) on derivatives, net	$22,407	$(18,497)	$(14,535)
Current period settlements on non-trading derivatives (1) (2)	(2,284)	20,279	(6,289)
Current period settlements on trading derivatives (including current period settlements on trading derivatives—affiliates, net of $0, $0 and $315 for the years ended December 31, 2016, 2015 and 2014, respectively)	138	268	2,810
Total current period settlements on derivatives (1) (2)	$(2,146)	$20,547	$(3,479)

(1)
Excludes settlements of $1.0 million and $3.4 million, respectively, for the years ended December 31, 2016 and 2015, respectively related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

(2)	Excludes settlements of $25.6 million for the year ended December 31, 2016 related to non-trading derivative liabilities assumed in the acquisitions of Provider Companies and Major Energy Companies.

Gains (losses) on trading derivative instruments are recorded in net asset optimization revenues, and gains (losses) on non-trading derivative instruments are recorded in retail cost of revenues on the consolidated statements of operations.
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	December 31, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$19,657	$(11,844)	$7,813	$—	$7,813
Trading commodity derivatives	614	(83)	531	—	531
Total Current Derivative Assets	20,271	(11,927)	8,344	—	8,344
Non-trading commodity derivatives	7,874	(4,791)	3,083	—	3,083
Total Non-current Derivative Assets	7,874	(4,791)	3,083	—	3,083
Total Derivative Assets	$28,145	$(16,718)	$11,427	$—	$11,427

	December 31, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(662)	$69	$(593)		$(593)
Trading commodity derivatives	(92)	5	(87)	—	(87)
Total Current Derivative Liabilities	(754)	74	(680)	—	(680)
Non-trading commodity derivatives	(305)	237	(68)	—	(68)
Total Non-current Derivative Liabilities	(305)	237	(68)	—	(68)
Total Derivative Liabilities	$(1,059)	$311	$(748)	$—	$(748)

	December 31, 2015
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$589	$(389)	$200	$—	$200
Trading commodity derivatives	411	(6)	405	—	405
Total Current Derivative Assets	1,000	(395)	605	—	605
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$1,000	$(395)	$605	$—	$605

	December 31, 2015
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(13,618)	$3,151	$(10,467)	$100	$(10,367)
Trading commodity derivatives	(320)	67	(253)	—	(253)
Total Current Derivative Liabilities	(13,938)	3,218	(10,720)	100	(10,620)
Non-trading commodity derivatives	(950)	332	(618)	—	(618)
Total Non-current Derivative Liabilities	(950)	332	(618)	—	(618)
Total Derivative Liabilities	$(14,888)	$3,550	$(11,338)	$100	$(11,238)
10. Stock-Based Compensation

Restricted Stock Units

In connection with the IPO, the Company adopted the Spark Energy, Inc. Long-Term Incentive Plan for the employees, consultants and directors of the Company and its affiliates who perform services for the Company. The Long-Term Incentive Plan was amended and restated on September 1, 2016 (as amended and restated, the "LTIP"). The purpose of the LTIP is to provide a means to attract and retain individuals to serve as directors, employees and consultants who provide services to the Company by affording such individuals a means to acquire and maintain ownership of awards, the value of which is tied to the performance of the Company’s Class A common stock. The LTIP provides for grants of cash payments, stock options, stock appreciation rights, restricted stock or units, bonus stock, dividend equivalents, and other stock-based awards with the total number of shares of stock available for issuance under the LTIP not to exceed 1,375,000 shares.

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

Total stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $5.2 million, $3.2 million and $0.9 million. Total income tax benefit related to stock-based compensation recognized in net income (loss) was $2.1 million, $1.2 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units is based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $2.3 million, $2.2 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, in general and administrative expense with a corresponding increase to additional paid in capital.

The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2016:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	285	$16.33
Granted	153	29.77
Dividend reinvestment issuances	13	26.84
Vested	(115)	27.66
Forfeited	(73)	18.47
Unvested at December 31, 2016	263	$19.13

For the year ended December 31, 2016, 115,271 restricted stock units vested, with 81,864 shares of common stock distributed to the holders of these units and 33,407 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

As of December 31, 2016, there was $4.7 million of total unrecognized compensation cost related to the Company’s equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards in accordance with ASC 718 as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $3.0 million and $1.0 million and $0.3 million for years ended December 31, 2016, 2015 and 2014, respectively, in general and administrative expense with a corresponding increase to liabilities. As of December 31, 2016, the Company’s liabilities related to these restricted stock units recorded in current liabilities was $1.5 million. As of December 31, 2015, the Company's liabilities related to these restricted stock units recorded in current liabilities was $0.7 million.

The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2016:

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2015	100	$20.72
Granted	106	30.30
Dividend reinvestment issuances	7	30.30
Vested	(82)	27.18
Forfeited	(5)	30.30
Unvested at December 31, 2016	126	$30.30

For the year ended December 31, 2016, 82,257 restricted stock units vested, with 71,072 shares of common stock distributed to the holders of these units and 11,185 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

As of December 31, 2016, there was $2.0 million of total unrecognized compensation cost related to the Company’s liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.9 years.

11. Income Taxes

The Company is a C-corporation and subject to U.S. federal and state income taxes. The Company reports federal and state income taxes for its share of the partnership income attributable to its ownership in Spark HoldCo and for the income taxes attributable to CenStar, a C-corporation, which is owned by Spark HoldCo. The income tax liability for the partnership does not accrue to the partnership, but rather the investors are responsible for the income taxes based upon the investor's share of the partnership's income. Net income attributable to the non-controlling interest in CenStar includes the provision for income taxes.

The provision (benefit) for income taxes included the following components:

(in thousands)	2016	2015	2014
Current:
Federal	$5,361	$268	$—
State	1,683	(277)	173
Total Current	7,044	(9)	173

Deferred:
Federal	2,944	1,820	(957)
State	438	163	(107)
Total Deferred	3,382	1,983	(1,064)
Provision (benefit) for income taxes	$10,426	$1,974	$(891)

The effective income tax rate was 13.7% and 7.1% for the years ended December 31, 2016 and 2015, respectively. The following table reconciles the income tax benefit included in the combined and consolidated statement of operations with income tax expense that would result from application of the statutory federal tax rate, 35% and 34% for the years ended December 31, 2016 and 2015, respectively, to loss before income tax expense (benefit):

(in thousands)	2016	2015
Expected provision at federal statutory rate	$26,635	$9,503
Increase (decrease) resulting from:
Non-controlling interest	(17,740)	(7,356)
State income taxes, net of federal income tax effect	1,346	(222)
Other	185	49
Provision for income taxes	$10,426	$1,974

Total income tax expense for the year ended December 31, 2016 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income. The February, April and June 2016 exchanges by Retailco decreased the effective tax rate benefit attributable to non-controlling interest.

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

The adoption of ASU 2015-17 resulted in the reclassification of previously-classified net current deferred taxes of approximately $0.9 million from other current liabilities, resulting in a $23.4 million noncurrent deferred tax asset and a $0.9 million noncurrent deferred tax liability on the Company’s consolidated balance sheet at December 31, 2015. There was no impact to our consolidated balance sheet for the year ended December 31, 2016.
The components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Deferred Tax Assets:
Investment in Spark HoldCo	$35,359	$14,901
Benefit of TRA Liability	19,705	7,876
Other	(17)	2
Total deferred tax assets	55,047	22,779

Deferred Tax Liabilities:
Derivative liabilities	(1,849)	(613)
Intangibles	(1,519)	(1,400)
Property and equipment	(10)	(18)
Federal net operating loss carryforward	2,076	1,488
State net operating loss carryforward	366	290
Other	(2)	1
Total deferred tax liabilities	(938)	(252)
Total deferred tax assets/liabilities	$54,109	$22,527

On the IPO date, the Company recorded a net deferred tax asset of $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco. In addition, the Company had a long-term liability of $20.7 million to record the effect of the Tax Receivable Agreement liability and a corresponding long-term deferred tax asset of $7.9 million. As of December 31, 2016 and 2015, the Company had a total liability of $49.9 million and $20.7 million, respectively, for the effect of the Tax Receivable Agreement liability classified as a long-term liability. The Company had a long-term deferred tax asset of approximately $20.0 million related to the Tax Receivable Agreement liability. See Note 13 “Transactions with Affiliates” for further discussion.

The Company has a federal net operating loss carry forward totaling $6.5 million expiring in 2036 and a state net operating loss of $6.4 million expiring through 2036. No valuation allowance has been recorded as management believes that there will be sufficient future taxable income to fully utilize deferred tax assets.

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

On February 3, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $8.0 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our consolidated balance sheet at December 31, 2016.

On April 1, 2016, Retailco exchanged 1,725,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $7.6 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our consolidated balance sheet at December 31, 2016.

On June 8, 2016, Retailco exchanged 500,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $5.3 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $6.9 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $2.6 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our consolidated balance sheet at December 31, 2016.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2016 and 2015 there was no liability and for the years ended December 31, 2016, 2015 and 2014, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2016 and 2015.
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
Indirect Tax Audits
The Company is undergoing various types of indirect tax audits spanning from years 2006 to 2016 for which the Company may have additional liabilities arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. As of December 31, 2016 we have accrued of $1.8 million related to indirect tax audit. The outcome of these indirect tax audits may result in additional expense.
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

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. On March 14, 2016, Spark Energy Gas, LLC and Spark Energy, Inc. filed a Motion to Dismiss this case. On April 18, 2016, Plaintiff filed his Opposition to the Motion to Dismiss. On April 25, 2016, Spark Energy, Inc. and Spark Energy Gas, LLC filed a Reply in support of their Motion to Dismiss. On November 15, 2016, the Court entered an order granting Spark Energy, Inc. and Spark Energy Gas, LLC’s Motion to Dismiss in Part and dismissed Plaintiff’s breach of covenant of good faith and fair dealing claim as well as Plaintiff’s unjust enrichment claim. On February 15, 2017, Plaintiffs filed an Amended Complaint to try to expand the class to a nation-wide class. The response to this Amended Complaint for Spark Energy, Inc. and Spark Energy Gas, LLC is due on March 15, 2017.  Initial discovery has begun. We cannot predict the outcome or consequences of this case.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014 in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. On August 1, 2016, in connection with the Company’s closing of the acquisition of the Provider Companies, the Provider Companies entered into a joint defense agreement with the remaining defendants. The Provider Companies have posted an appeal bond of $1.0 million in connection with the appeal. On November 2, 2016, a briefing order was distributed by the court. The Provider Companies filed their brief and appendix on December 30, 2016. The opposition brief is due March 1, 2017, and the Provider Companies will have the opportunity to submit a reply brief thereafter. As of December 31, 2016, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies and the Company has full indemnity coverage and set-off rights against future price installments for any actual exposure in the appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in 2016, enrolled customers through fraudulent and misleading advertising and promotions.  Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. Defendants’ initial responsive pleading was filed on February 6, 2017.  In early February, Spark HoldCo filed a motion to dismiss the claims for which a hearing is expected in the second quarter. Discovery has not yet commenced in this matter but we anticipate it will commence soon. We cannot predict the outcome or consequences of this case. Under the terms of the acquisition, we are indemnified for losses and expenses in connection with this action subject to certain limits.
13. Transactions with Affiliates
The Company enters into transactions with and pays certain costs on behalf of affiliates that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company also sells and purchases natural gas and electricity with affiliates. The Company presents receivables and payables with the same affiliate on a net basis in the consolidated balance sheets as all affiliate activity is with parties under common control.
Acquisition of Oasis Power Holdings, LLC
The acquisition of Oasis by the Company from RAC was a transfer of equity interests of entities under common control on July 31, 2015. Refer to Note 3 "Acquisitions" for further discussion.
Master Service Agreement with Retailco Services, LLC
We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the year ended December 31, 2016.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $2.6 million and $1.8 million as of December 31, 2016 and 2015, respectively, and current accounts payable—affiliates of $3.8 million and $2.0 million as of December 31, 2016 and 2015 for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.

Prepaid Assets—Affiliates
The Company prepaid NuDevco Retail and Retailco for costs of certain employee benefits to be provided through the Company’s benefit plans and recorded current prepaid assets—affiliates of zero and $0.2 million as of December 31, 2016 and 2015, respectively.

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million on July 8, 2015. In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. On October 5, 2016, RAC became irrevocably bound to convert the CenStar Note and the Oasis Note into shares of Class B common stock on January 8, 2017 and January 31, 2017, respectively. Refer to Note 7 "Debt" for further discussion.

Revenues and Cost of Revenues—Affiliates

The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from an affiliate. Cost of revenues—affiliates, recorded in net asset optimization revenues in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 related to this agreement were $1.6 million, $11.3 million and $30.3 million.
The Company also purchases natural gas at a nearby third party plant inlet that was then sold to the affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the combined and consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 related to these sales were $0.2 million, $1.1 million, and $12.8 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with another affiliate at its pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement renews annually on February 28 at a fixed rate per MMBtu without a minimum monthly payment. While this transportation agreement remains in effect, this entity is no longer an affiliate as our Founder terminated his interest in the affiliate on May 16, 2016. Cost of revenues —affiliates, recorded in retail cost of revenues in the consolidated statements of operations related to this activity, was less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Also included in the Company’s results are cost of revenues—affiliates related to derivative instruments, recorded in net asset optimization revenues in the combined and consolidated statements of operations. There were no cost of revenues—affiliates related to derivative instruments for the years ended December 31, 2016 and 2015. We recognized a loss of $0.6 million for the year ended December 31, 2014.
Cost Allocations
The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was $17.0 million, $2.1 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Of the $17.0 million total net amount directly billed and allocated to affiliates, the Company recorded general and administrative expense of $14.7 million for the year ended December 31, 2016, in the consolidated statement of operations in connection with fees paid, net of damages charged, under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $1.3 million of property and equipment for the application, development and implementation of various systems during the year ended December 31, 2016. The remaining amount was direct billed and allocated from other affiliates and recorded as general and administrative expense in the consolidated statement of operations.
The total net amount direct billed and allocated to affiliates was $2.1 million and $5.1 million for the years ended December 31, 2015, and 2014, respectively, which was recorded as a reduction in general and administrative expense in the consolidated statement of operations.
Prior to May 2014, the Company paid residual commissions to an affiliate for all customers enrolled by the affiliate who pay their monthly retail gas or retail electricity bill. Commissions paid to the affiliate was less than $0.1 million for the year ended December 31, 2014, which is recorded in general and administrative expense in the combined and consolidated statements of operations. This agreement with the affiliate was terminated in May 2014.
Distributions to and Contributions from Affiliates
During the years ended December 31, 2016, 2015 and 2014, the Company made net capital distributions to NuDevco Retail and Retailco of $23.7 million, $15.6 million and $36.4 million, respectively, in conjunction with the payment of quarterly distributions attributable to its Spark HoldCo units. During the year ended December 31, 2016, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $11.3 million in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc. Additionally, during the year ended December 31, 2015, the Company received a capital contribution from NuDevco of $0.1 million as NuDevco forgave an account payable due to NuDevco that arose from the payment of withholding taxes related to the vesting of restricted stock units of certain employees of NuDevco who perform services for the Company.
In contemplation of the Company’s IPO, the Company entered into an agreement with an affiliate in April 2014 to permanently forgive all net outstanding accounts receivable balances from the affiliate through the IPO date. As such, the accounts receivable balances from the affiliate have been eliminated and presented as a distribution to our Founder for the year ended December 31, 2014.
Proceeds from Disgorgement of Stockholder Short-swing Profits
During the year ended December 31, 2016, the Company recorded $1.6 million from Retailco for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. Of the $1.6 million, the Company received $0.9 million cash during the year ended December 31, 2016 and received $0.7 million cash in January 2017. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet.
Class B Common Stock
In connection with the Major Energy Companies acquisition, the Company issued Retailco 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E. In connection with the financing of the Provider Companies acquisition, the Company sold 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to RetailCo, valued at $14.0 million based on a value of $20 per share. See Note 3 "Acquisitions" for further discussion.

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of December 31, 2016, there were $5.0 million in outstanding borrowings under the subordinated note.
Tax Receivable Agreement

Concurrently with the closing of the IPO, the Company entered into a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail.

The Company is party to a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to Retailco, LLC (as the successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 11 “Income Taxes” for further discussion.

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

In the event that the TRA Coverage Ratio is not satisfied in any calendar year, the Company will defer all or a portion of the TRA Payment to NuDevco Retail or Retailco under the Tax Receivable Agreement to the extent necessary to permit Spark HoldCo to satisfy the TRA Coverage Ratio (and Spark HoldCo is not required to make and will not make the pro rata distributions to its members with respect to the deferred portion of the TRA Payment). If the TRA Coverage Ratio is satisfied in any calendar year, the Company will pay NuDevco Retail or Retailco the full amount of the TRA Payment.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our consolidated balance sheet at December 31, 2016.

On November 6, 2016, Retailco and NuDevco Retail waived their right to receive an approximate $1.4 million payment for the Tax Receivable Agreement that was due from the Company on December 15, 2016. The Company has been given the right to defer this payment for up to eighteen months, subject to interest at the rate agreed to in the Tax Receivable Agreement. The liability has been classified as non-current as of December 31, 2016.

14. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $133.0 million, $154.1 million and $284.6 million and asset optimization cost of revenues of $133.6 million, $152.6 million and $282.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
The acquisitions of CenStar, Oasis in 2015 and acquisitions of Major Energy Companies and Provider Energy Companies in 2016 had no impact on our reportable business segments as the portions of those acquisitions related to retail natural gas and retail electricity have been included in those existing business segments.
To assess the performance of the Company’s operating segments, the Chief Operating Decision Maker analyzes retail gross margin. The Company defines retail gross margin as operating income (loss) plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (i) net asset optimization revenues (expenses), (ii) net gains (losses) on non-trading derivative instruments, and (iii) net current period cash settlements on non-trading derivative instruments. The Company deducts net gains (losses) on non-trading derivative instruments, excluding current period cash settlements, from the retail gross margin calculation in order to remove the non-cash impact of net gains and losses on non-trading derivative instruments.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands).

	Years Ended December 31,
(in thousands)	2016	2015	2014
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$76,099	$27,949	$(5,156)
Interest and other income	(957)	(324)	(263)
Interest expense	8,859	2,280	1,578
Operating Income	84,001	29,905	(3,841)
Depreciation and amortization	32,788	25,378	22,221
General and administrative	84,964	61,682	45,880
Less:
Net asset optimization (expenses) revenue	(586)	1,494	2,318
Net, Gain (losses) on non-trading derivative instruments	22,254	(18,423)	(8,713)
Net, Cash settlements on non-trading derivative instruments	(2,284)	20,279	(6,289)
Retail Gross Margin	$182,369	$113,615	$76,944

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$417,229	$129,468	$—	$—	$546,697
Retail cost of revenues	286,795	58,149	—	—	344,944
Less:
Net asset optimization revenues	—	(586)	—	—	(586)
Net, Gains (losses) on non-trading derivative instruments	17,187	5,067	—	—	22,254
Current period settlements on non-trading derivatives	(4,889)	2,605	—	—	(2,284)
Retail gross margin	$118,136	$64,233	$—	$—	$182,369
Total Assets	$577,695	$242,739	$169,404	$(613,670)	$376,168
Goodwill	$76,617	$2,530	$—	$—	$79,147

Year Ended December 31, 2015	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$229,490	$128,663	$—	$—	$358,153
Retail cost of revenues	170,684	70,504	—	—	241,188
Less:
Net asset optimization revenues	—	1,494	—	—	1,494
Net, Gains (losses) on non-trading derivative instruments	(13,348)	(5,075)	—	—	(18,423)
Current period settlements on non-trading derivatives	11,899	8,380	—	—	20,279
Retail gross margin	$60,255	$53,360	$—	$—	$113,615
Total Assets	$150,245	$113,583	$88,823	$(190,417)	$162,234
Goodwill	$16,476	$1,903	$—	$—	$18,379

Year Ended December 31, 2014	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$176,406	$146,470	$—	$—	$322,876
Retail cost of revenues	149,452	109,164	—	—	258,616
Less:
Net asset optimization revenues	—	2,318	—	—	2,318
Net, Gains (losses) on non-trading derivative instruments	(518)	(8,195)	—	—	(8,713)
Current period settlements on non-trading derivatives	(5,145)	(1,144)	—	—	(6,289)
Retail gross margin	$32,617	$44,327	$—	$—	$76,944
Total Assets	$46,848	$101,711	$27,285	$(37,447)	$138,397
Significant Customers
For each of the years ended December 31, 2016, 2015 and 2014, the Company did not have any significant customers that individually accounted for more than 10% of the Company’s combined and consolidated retail revenue.
Significant Suppliers
For the years ended December 31, 2016, 2015 and 2014, the Company had two, one and one significant suppliers, respectively, that individually accounted for more than 10% of the Company’s combined and consolidated retail cost of revenues and net asset optimization.

15. Customer Acquisitions

During the first quarter of 2015, the Company entered into a purchase and sale agreement for the purchase of approximately 9,500 RCEs in Northern California for a purchase price of $2.0 million. The transaction closed in April 2015. The purchase price was capitalized as customer relationships in our consolidated balance sheet and is being amortized over a three-year period as customers use natural gas under a contract with the Company.

During the fourth quarter of 2014, the Company entered into two purchase and sale agreements for the purchase of approximately 12,500 RCEs in Connecticut for a purchase price of approximately $2.2 million. The purchase prices are capitalized as customer relationships to be amortized over a three year period as customers begin using electricity under a contract with the Company. As of December 31, 2014 the Company had paid and capitalized approximately $1.5 million related to these purchases.

16. Equity Method Investment

Investment in eREX Spark Marketing Co., Ltd

In September 2015, the Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, entered into an agreement ("eREX JV Agreement") to form a new joint venture, eREX Spark Marketing Co., Ltd ("eREX Spark"). As part of this agreement, the Company made contributions of 156.4 million Japanese Yen, or $1.4 million, for 20% ownership of eREX Spark. The Company is entitled to share in 30% of the dividends distributed by eREX Spark for the first year a qualifying dividend is paid and for the subsequent four years thereafter. After this period, dividends will be distributed proportionately with the equity ownership of eREX Spark. eREX Spark's board of directors consists of four directors, one of whom is appointed by the Company.

Based on the Company's significant influence, as reflected by the 20% equity ownership and 25% control of the eREX Spark board of directors, we recorded the investment in eREX Spark as an equity method investment. Our investment in eREX Spark was $2.3 million as of December 31, 2016, reflecting contributions made by the Company through December 31, 2016 and our proportionate share of earnings as determined under the HLBV method as of December 31, 2016, and recorded in other assets in the consolidated balance sheet. There were no basis differences between our initial contribution and the underlying net assets of eREX Spark. We recorded our proportionate share of eREX Spark's earnings of $0.9 million in our combined and consolidated statement of operations for the year ended December 31, 2016.
17. Subsequent Events

Acquisition from NG&E
The Company has entered into a letter agreement with NG&E for the acquisition of approximately 19,000 RCEs with an option to acquire an additional 41,000 RCEs. The Company will pay approximately $2.2 million in cash, subject to working capital adjustments.
Declaration of Dividends

On January 19, 2017, the Company declared a dividend of $0.3625 per share to holders of record of our Class A common stock on March 1, 2017 that will be paid on March 16, 2017.

Conversion of CenStar and Oasis Notes
On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note and Oasis Note into 134,731 and 383,090 shares, respectively, of Class B common stock (and related Spark HoldCo units). RAC assigned the CenStar Note and Oasis Note to Retailco on January 4, 2017, and on January 8, 2017 and January 31, 2017, the CenStar Note and Oasis Note were converted into 134,731 and 383,090 shares of Class B common stock, respectively. See Note 7 "Debt."

Supplemental Quarterly Financial Data (unaudited)
Summarized unaudited quarterly financial data is as follows:

	Quarter Ended
	2016
	December 31, 2016	September 30, 2016	June 30, 2016 (1)	March 31, 2016
	(In thousands, except per share data)
Total Revenues	$168,676	$158,094	$109,381	$110,546
Operating income	33,098	8,960	24,366	17,577
Net income	24,137	6,801	18,994	15,741
Net income attributable to Spark Energy, Inc. stockholders	7,747	183	2,341	4,173
Net income attributable to Spark Energy, Inc. per common share - basic	$1.19	$0.03	$0.09	$1.11
Net (loss) income attributable to Spark Energy, Inc. per common share - diluted	$1.04	$(0.04)	$0.41	$0.68

(1)
Financial information has been recast to include results attributable to the acquisition of Major Energy Companies by an affiliate on April 15, 2016. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

See "Management's Report on Internal Control Over Financial Reporting" under Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because Section 103 of the JOBS Act provides that an emerging growth company is not required to provide an auditor's report on internal control over financial reporting for as long as we qualify as an emerging growth company.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Annual Meeting”) and is incorporated herein by reference.

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

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2017	Spark Energy, Inc.
	By:	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 2, 2017:

	By:	/s/ Nathan Kroeker
Nathan Kroeker
Director, President and Chief Executive Officer

/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors, Director

/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Jones II
James G. Jones II
Director

/s/ Nick Evans Jr.
Nick Evans Jr.
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
		8-K	10.1	7/9/2015	001-36559

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated October 30, 2015 and effective as of October 31, 2015, by and among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC, Oasis Power, LLC, Spark Energy, Inc., the Banks party thereto and Société Générale, as administrative agent.	10-K	10.2	3/24/2016	001-36559

10.3	Amendment No. 2 to Amended and Restated Credit Agreement, dated and effective as of December 30, 2015, by and among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC, Oasis Power, LLC, Spark Energy, Inc., the Banks party thereto and Société Générale, as administrative agent.	10-K	10.3	3/24/2016	001-36559

10.4	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.	10-Q	10.4	8/11/2016	001-36559
10.5	Amendment No. 4 to Amended and Restated Credit Agreement, effective as of August 1, 2016, by and among the Company, Spark HoldCo, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, as co-borrowers, the banks party thereto and Société Générale, as administrative agent.	8-K	10.2	8/1/2016	001-36559
10.6	Credit Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., as parent, Spark HoldCo, LLC, Spark Energy, LLC, and Spark Energy Gas, LLC, as co-borrowers, Société Générale, as administrative agent, an issuing bank and a bank, SG Americas Securities, LLC, as sole lead arranger and sole bookrunner, Natixis, New York Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, and RB International Finance (USA) LLC, as co-documentation agent, Compass Bank, as senior managing agent and the other financial institutions party hereto from time to time.	8-K	10.1	8/4/2014	001-36559

10.7	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559

10.8+	Master Service Agreement, effective as of January 1, 2016, by and among Spark HoldCo, LLC, Retailco Services, LLC, and NuDevco Retail,. LLC.	10-K	10.6	3/24/2016	001-36559

10.9†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738

10.10†	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.	10-Q	10.3	11/10/2016	001-36559
10.11†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375

10.12†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-196375

10.13	Spark HoldCo, LLC Second Amended and Restated Limited Liability Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings and NuDevco Retail.	8-K	10.3	8/4/2014	001-36559

10.14†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559

10.15†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.6	8/4/2014	001-36559

10.16†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Allison Wall	8-K	10.7	8/4/2014	001-36559

10.17†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Georganne Hodges.	8-K	10.8	8/4/2014	001-36559
		8-K	10.9	8/4/2014	001-36559
10.18†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Gil Melman.

10.19†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559

10.20†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and John Eads.	8-K	10.11	8/4/2014	001-36559

10.21†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559

10.22†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Jason Garrett.	8-K	10.2	5/27/2016	001-36559

10.23†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Nick W. Evans, Jr.	8-K	10.1	5/27/2016	001-36559
10.24†	Indemnification Agreement, dated June 2, 2016, by and between Spark Energy, Inc. and Robert Lane.	8-K	10.3	6/3/2016	001-36559
10.25	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559

10.26	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559

10.27†	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.1	4/20/2015	001-36559

10.28†	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Allison Wall.	8-K	10.2	4/20/2015	001-36559

10.29†	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Georganne Hodges.	8-K	10.3	4/20/2015	001-36559

10.30†	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Gil Melman.	8-K	10.4	4/20/2015	001-36559

10.31†	Employment Agreement, dated August 3, 2015, by and between Spark Energy, Inc. and Jason Garrett.	8-K	10.1	8/4/2015	001-36559

10.32†	Amended and Restated Employment Agreement, dated June 2, 2016, by and between Spark Energy, Inc. and Robert Lane.	8-K	10.1	6/3/2016	001-36559
10.33	Membership Interest Purchase Agreement, dated as of May 12, 2015, by and between Retailco Acquisition Co, LLC and Spark HoldCo, LLC.	10-Q	10.5	5/14/2015	001-36559

10.34†	Separation and Release Agreement, dated as of November 9, 2015, by and between Spark Energy, Inc. and Allison Wall.	10-Q	10.5	11/12/2015	001-36559

10.35†	Employment Separation Agreement, dated June 2, 2016, by and between Spark Energy, Inc. and Georganne Hodges.	8-K	10.2	6/3/2016	001-36559
10.36	Subscription Agreement, by and between Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC, dated as of May 3, 2016.	8-K	10.1	5/5/2016	001-36559
10.37	Amended and Restated Subscription Agreement, dated as of July 27, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.1	8/1/2016	001-36559
10.38	Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated December 27, 2016.	8-K	10.1	12/30/2016	001-36559
21.1*	List of Subsidiaries of Spark Energy, Inc.

23.1*	Consent of KPMG

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
† Compensatory plan or arrangement
+ Portions of this exhibit have been omitted and filed separately with the SEC pursuant to an order granting confidential treatment.
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.