Form 10-Q
period 2017-03-31
Spark Energy, Inc.
filed 2017-05-08
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                     Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

There were 6,499,504 shares of Class A common stock, 10,742,563 shares of Class B common stock and 1,610,000 shares of Series A Preferred stock outstanding as of May 5, 2017.

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,931	$18,960
Accounts receivable, net of allowance for doubtful accounts of $2.4 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively	108,754	112,491
Accounts receivable—affiliates	2,013	2,624
Inventory	430	3,752
Fair value of derivative assets	2,388	8,344
Customer acquisition costs, net	18,515	18,834
Customer relationships, net	12,474	12,113
Prepaid assets	2,319	1,361
Deposits	6,264	7,329
Other current assets	13,595	12,175
Total current assets	191,683	197,983
Property and equipment, net	4,389	4,706
Fair value of derivative assets	—	3,083
Customer acquisition costs, net	8,776	6,134
Customer relationships, net	18,537	21,410
Deferred tax assets	54,335	55,047
Goodwill	79,407	79,147
Other assets	8,690	8,658
Total assets	$365,817	$376,168
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$40,315	$52,309
Accounts payable—affiliates	3,217	3,775
Accrued liabilities	40,022	36,619
Fair value of derivative liabilities	1,723	680
Current portion of Senior Credit Facility	22,236	51,287
Current contingent consideration for acquisitions	12,103	11,827
Current portion of note payable	8,185	15,501
Convertible subordinated notes to affiliates	—	6,582
Other current liabilities	2,230	5,476
Total current liabilities	130,031	184,056
Long-term liabilities:
Fair value of derivative liabilities	4,964	68
Payable pursuant to tax receivable agreement—affiliates	49,886	49,886
Subordinated debt—affiliate	—	5,000
Deferred tax liability	139	938
Contingent consideration for acquisitions	4,083	10,826
Other long-term liabilities	1,333	1,658
Total liabilities	190,436	252,432
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 1,610,000 shares issued and outstanding at March 31, 2017 and zero shares issued and outstanding at December 31, 2016	38,346	—
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 6,499,504 issued and outstanding at March 31, 2017 and 6,496,559 issued and outstanding at December 31, 2016	65	65
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 10,742,563 issued and outstanding at March 31, 2017 and 10,224,742 issued and outstanding at December 31, 2016	108	103
Additional paid-in capital	33,812	25,413
Accumulated other comprehensive (income)/loss	(7)	11
Retained earnings	4,625	4,711
Total stockholders' equity	38,603	30,303
Non-controlling interest in Spark HoldCo, LLC	98,432	93,433
Total equity	137,035	123,736
Total liabilities, Series A Preferred Stock and stockholders' equity	$365,817	$376,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Retail revenues	$194,539	$110,019
Net asset optimization (expense)/revenues (1)	(194)	527
Total Revenues	194,345	110,546
Operating Expenses:
Retail cost of revenues (2)	143,698	68,800
General and administrative (3)	24,377	17,380
Depreciation and amortization	9,232	6,789
Total Operating Expenses	177,307	92,969
Operating income	17,038	17,577
Other (expense)/income:
Interest expense	(3,445)	(753)
Interest and other income	199	(95)
Total other expenses	(3,246)	(848)
Income before income tax expense	13,792	16,729
Income tax expense	2,406	988
Net income	$11,386	$15,741
Less: Net income attributable to non-controlling interests	9,117	11,568
Net income attributable to Spark Energy, Inc. stockholders	$2,269	$4,173
Other comprehensive loss, net of tax:
Currency translation loss	$(49)	$—
Other comprehensive loss	(49)	—
Comprehensive income	$11,337	$15,741
Less: Comprehensive income attributable to non-controlling interests	9,086	11,568
Comprehensive income attributable to Spark Energy, Inc. stockholders	$2,251	$4,173

Net income attributable to Spark Energy, Inc. per share of Class A common stock (4)
Basic	$0.32	$1.11
Diluted	$0.31	$0.68

Weighted average shares of Class A common stock outstanding
Basic	6,498	3,756
Diluted	6,634	14,520

(1)
Net asset optimization revenues (expenses) includes asset optimization revenues —affiliates of $0 and $113 for the three months ended March 31, 2017 and 2016, respectively, and asset optimization revenues—affiliates cost of revenues of $0 and $1,258 for the three months ended March 31, 2017 and 2016, respectively.

(2)	Retail cost of revenues includes retail cost of revenues—affiliates of $0 and less than $100 for the three months ended March 31, 2017 and 2016, respectively.

(3)	General and administrative includes general and administrative expense—affiliates of $7,300 and $4,400 for the three months ended March 31, 2017 and 2016, respectively.

(4)	In accordance with GAAP, net income attributable to stockholders of Class A common stock is presented net of cumulative Series A Preferred Stock dividends of $183 as of March 31, 2017.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	6,497	10,225	$65	$103	$11	$25,413	$4,711	$30,303	$93,433	$123,736
Stock based compensation	—	—	—	—	—	531	—	531	—	531
Restricted stock unit vesting	3	—	—	—	—	78	—	78	—	78
Consolidated net income	—	—	—	—	—	—	2,269	2,269	9,117	11,386
Foreign currency translation adjustment for equity method investee	—	—	—	—	(18)	—	—	(18)	(31)	(49)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	(4,347)	(4,347)
Net contribution of the Major Energy Companies	—	—	—	—	—	—	—	—	260	260
Dividends paid to Class A common stockholders	—	—	—	—	—	—	(2,355)	(2,355)	—	(2,355)
Conversion of Convertible Subordinated Notes to Class B Common Stock	—	518	—	5	—	7,790	—	7,795	—	7,795
Balance at March 31, 2017	6,500	10,743	$65	$108	$(7)	$33,812	$4,625	$38,603	$98,432	$137,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$11,386	$15,741
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	8,167	6,789
Deferred income taxes	(87)	841
Stock based compensation	1,367	618
Amortization of deferred financing costs	248	117
Change in Fair Value of Earnout Liabilities	1,936	1,000
Bad debt expense	356	907
Loss on derivatives, net	21,456	9,749
Current period cash settlements on derivatives, net	(6,178)	(10,457)
Accretion of discount to convertible subordinated notes to affiliate	1,004	35
Other	7	235
Changes in assets and liabilities:
Decrease in accounts receivable	3,381	5,060
Increase in accounts receivable—affiliates	(55)	(273)
Decrease in inventory	3,322	3,484
Increase in customer acquisition costs	(7,690)	(2,305)
Increase in prepaid and other current assets	(1,597)	(1,180)
Decrease in other assets	—	265
Decrease in accounts payable and accrued liabilities	(9,348)	(7,340)
(Decrease) increase in accounts payable—affiliates	(558)	1,949
(Decrease) increase in other current liabilities	(2,413)	156
(Decrease) increase in other non-current liabilities	(324)	111
Net cash provided by operating activities	24,380	25,502
Cash flows from investing activities:
Purchases of property and equipment	(112)	(665)
Payment of the Major Energy Companies Earnout	(7,403)	—
Payment of the Provider Companies Earnout and Installment Note	(2,097)	—
Contribution to equity method investment in eRex Spark	—	(168)
Net cash used in investing activities	(9,612)	(833)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs paid	38,607	—
Borrowings on notes payable	5,625	—
Payments on notes payable	(46,993)	(18,825)
Proceeds from disgorgement of stockholders short-swing profits	666	—
Payment of dividends to Class A common stockholders	(2,355)	(1,493)
Payment of distributions to non-controlling unitholders	(4,347)	(5,876)
Net cash used in financing activities	(8,797)	(26,194)
Increase in cash and cash equivalents	5,971	(1,525)
Cash and cash equivalents—beginning of period	18,960	4,474
Cash and cash equivalents—end of period	$24,931	$2,949
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$76	$57
Tax impact from tax receivable agreement upon exchange of units of Spark HoldCo, LLC to shares of Class A Common Stock	$—	$1,707
Cash paid during the period for:
Interest	$888	$539
Taxes	$118	$842

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," "Company," "we" or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or common stock in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis"), CenStar Energy Corp. ("CenStar"), Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC (collectively, the "Provider Companies"); and Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (collectively, the "Major Energy Companies"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.

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

CenStar is a retail energy provider incorporated on July 18, 2008 under the New York Business Corporation Law. We acquired CenStar on July 8, 2015.

The Provider Companies operate as retail energy providers. Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC were formed on June 17, 2010, January 20, 2012 and August 22, 2012, respectively, as limited liability companies under the Maine Limited Liability Company Act. We acquired the Provider Companies on August 1, 2016, as described in Note 3 "Acquisitions."

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

We are a Delaware corporation formed on April 22, 2014 for the purpose facilitating an initial public offering ("IPO") of our Class A common stock, par value $0.01 per share ("Class A common stock"), and to become the sole managing member of, and to hold an ownership interest in, Spark HoldCo. In connection with our IPO, NuDevco Retail Holdings LLC ("NuDevco Retail Holdings") formed NuDevco Retail, LLC (“NuDevco Retail”), a single member limited liability company, on May 29, 2014, to hold the remaining Spark HoldCo units and shares of our Class B common stock, par value $0.01 per share ("Class B common stock"). In January 2016, Retailco, LLC

("Retailco") succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers. See Note 4 "Equity" for further discussion.
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
Exchange and Registration Rights

The Spark HoldCo Third Amended and Restated Limited Liability Company Agreement provides that if the Company issues a new share of Class A common stock, Series A Preferred Stock (as defined below) or other equity security of the Company (other than shares of Class B common stock, and excluding issuances of Class A common stock upon an exchange of Class B common stock or Series A Preferred Stock), Spark HoldCo will concurrently issue a corresponding limited liability company unit either to the holder of the Class B common stock, or to the Company in the case of the issuance of shares of Class A common stock, Series A Preferred Stock or such other equity security. As a result, the number of Spark HoldCo units held by the Company always equals the number of shares of Class A common stock, Series A Preferred Stock or such other equity securities of the Company outstanding.

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

NuDevco Retail and Retailco have the right to exchange (the “Exchange Right”) all or a portion of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for Class A common stock (or cash at Spark Energy, Inc.’s or Spark HoldCo’s election (the “Cash Option”)) at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged. In addition, NuDevco Retail and Retailco have the right, under certain circumstances, to cause the Company to register the offer and resale of NuDevco Retail's and Retailco's shares of Class A common stock obtained pursuant to the Exchange Right. Retail Acquisition Co., LLC ("RAC") is entitled to similar registration rights under the $2.1 million convertible subordinated note (the "CenStar Note") and $5.0 million convertible subordinated note (the "Oasis Note"). Refer to Note 8 "Debt" for further information.

2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC"). This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2016. The Company's unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.
The preparation of the Company's condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could materially differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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
These transactions include, but are not limited to, certain services to the affiliated companies associated with the Company’s debt facility prior to the IPO, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 13 “Transactions with Affiliates.”

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

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements. See Note 15 "Subsequent Events" for further discussion.

Recent Accounting Pronouncements

Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of 2017.

The new standard requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts were recognized in additional paid-in capital and presented as a financing activity on the statement of cash flows. No net excess tax benefits were recognized as a reduction of income taxes for the three months ended March 31, 2017. Prior periods have not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows were included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in no impact on the statement of cash flow for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that Are under Common Control ("ASU 2016-17"). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under ASU 2016-17, a single decision maker of a VIE is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE. If a single decision maker and its related party are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016 (the Company's first quarter of fiscal 2017), including interim periods within those fiscal years. Early adoption is permitted. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-17 effective January 1, 2017, and the adoption had no impact on the Company's consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) : Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017-05 are effective at the same time as the amendments in ASU 2014-09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
3. Acquisitions

Acquisition of the Provider Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of the Provider Companies. The Provider Companies serve electrical customers in Maine, New Hampshire and Massachusetts. The purchase price for the Provider Companies was approximately $34.1 million, which included $1.3 million in working capital, subject to adjustments, and up to $9.0 million in earnout payments, valued at $4.8 million as of the purchase date, to be paid by June 30, 2017, subject to the achievement of certain performance targets (the "Provider Earnout"). See Note 9 "Fair Value Measurements" for further discussion on the Provider Earnout. The purchase price was funded by the issuance of 699,742 shares of Class B common stock (and a corresponding number of Spark HoldCo units) sold to Retailco, valued at $14.0 million based on a value of $20 per share; borrowings under the Senior Credit Facility of $10.6 million; and $3.8 million in net installment consideration to be paid in ten monthly payments that commenced in August 2016. The first payment of $0.4 million was made with the initial consideration paid. See Note 8 "Debt" for further discussion of the Senior Credit Facility.

The acquisition of the Provider Companies was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, and supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The purchase price allocation for the acquisition of the Provider Companies was finalized as of December 31, 2016. No changes were recorded during the three months ended March 31, 2017.

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the transfer of all of the outstanding membership interests of the Major Energy Companies, which are retail energy companies operating in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania across 43 utilities, from NG&E in exchange for consideration of $63.4 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). The Company is obligated to issue up to 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (40,718 shares valued at $20 per share) as of the purchase date (the "Stock Earnout"). See Note 9 "Fair Value Measurements" for further discussion on the Major Earnout and Stock Earnout. The purchase price was funded by the issuance of 2,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $20 per share, to NG&E. NG&E is owned by our Founder.

The acquisition of the Major Energy Companies by the Company and Spark HoldCo from NG&E was a transfer of equity interests of entities under common control on August 23, 2016. Accordingly, the assets acquired and liabilities assumed were based on their historical values as of August 23, 2016. NG&E acquired the Major Energy Companies on April 15, 2016 and the fair value of the net assets acquired was as follows (in thousands):

	Reported as of December 31, 2016	Q1 2017 Adjustments (1)	March 31, 2017
Cash	$17,368	$—	$17,368
Property and equipment	14	—	14
Intangible assets - customer relationships & non-compete agreements	24,271	—	24,271
Other assets - trademarks	4,973	—	4,973
Non-current deferred tax assets	1,042	—	1,042
Goodwill	34,728	260	34,988
Net working capital, net of cash acquired	(6,746)	—	(6,746)
Fair value of derivative liabilities	(7,260)	—	(7,260)
Total	$68,390	$260	$68,650
(1) Changes to the purchase price allocation in the first quarter of 2017 related to NG&E's working capital settlement with the Major Energy
Companies' sellers.

The initial working capital estimate paid to the Major Energy Companies by NG&E was $10.3 million. The Company subsequently paid $4.3 million in working capital to NG&E on August 23, 2016. Approximately $6.0 million was recorded as an equity transaction and treated as a contribution on August 23, 2016, revised to $4.9 million and $4.7 million based on the estimated working capital true-up adjustments with NG&E as of March 31, 2017 and December 31, 2016, respectively. An estimated working capital adjustment between the Company and NG&E of $1.4 million was recorded as of December 31, 2016 and is included in accounts payable - affiliates at March 31, 2017 and December 31, 2016. The Stock Earnout of $0.8 million due to NG&E is also reflected as a reduction to equity as of March 31, 2017 and December 31, 2016. Finalization of the Company's working capital adjustment with NG&E was completed prior to April 15, 2017.
The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurement ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 9 "Fair Value Measurements" for further discussion on the fair values hierarchy.

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Major Energy Companies by NG&E primarily due to the value of the Major Energy Companies brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the acquisition of the Major Energy Companies is deductible for income tax purposes because the acquisition of the Major Energy Companies was an acquisition of all of the assets of the Major Energy Companies. The valuation and purchase price allocation of the Major Energy Companies was based on a preliminary fair value analysis performed as of April 15, 2016, the date the Major Energy Companies were acquired by NG&E. During the measurement period, the Company may record adjustments to the working capital balances upon settlement of the final working capital balances per the terms of the purchase agreement.

Goodwill was transferred to the Company based on the acquisition of the Major Energy Companies by NG&E on April 15, 2016. Goodwill recorded in connection with the transfer of the Major Energy Companies is deductible for income tax purposes.

In December 2016, certain executives of the Major Energy Companies exercised a change of control provision under employment agreements with the Major Energy Companies. As a result, the Company recorded employment contract termination costs of $4.1 million as of December 31, 2016. The Company paid employment contract termination costs totaling $1.5 million during the three months ended March 31, 2017. As of March 31, 2017, the Company's liability related to the contract termination costs was $2.6 million, to be paid over a 22 month period beginning April 1, 2017.

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

The Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo at December 31, 2016 and March 31, 2017, respectively.

Non-controlling Interest Economic Interest

	The Company	NuDevco Retail and Retailco (1) (2)
December 31, 2016	38.85%	61.15%
March 31, 2017	37.70%	62.30%
.
(1) In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers.
(2) In January 2017, Retailco converted the CenStar Note and Oasis Note into 134,731 and 383,090 shares, respectively, of Class B common stock.

The following table summarizes the portion of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income allocated to non-controlling interest	$8,660	$12,008
Income tax expense (benefit) allocated to non-controlling interest	(457)	440
Net income attributable to non-controlling interest	$9,117	$11,568

Class A Common Stock

The Company had a total of 6,499,504 and 6,496,559 shares of its Class A common stock outstanding at March 31, 2017 and December 31, 2016, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company has a total of 10,742,563 and 10,224,742 shares of its Class B common stock outstanding at March 31, 2017 and December 31, 2016, respectively. Each share of Class B common stock, all of which are held by NuDevco Retail and Retailco, have no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Conversion of CenStar and Oasis Notes

On January 8, 2017 and January 31, 2017, respectively, the CenStar Note and Oasis Note were converted into 134,731 and 383,090 shares of Class B common stock (and related Spark HoldCo units). Refer to Note 8 "Debt" for further discussion.

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

The following table presents the computation of earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Spark Energy, Inc. stockholders	$2,269	$4,173
Less: Accumulated dividend on Series A preferred stock	$183	$—
Net income attributable to stockholders of Class A common stock (2)	$2,086	$4,173

Basic weighted average Class A common shares outstanding	6,498	3,756
Basic EPS attributable to stockholders	$0.32	$1.11

Net income attributable to stockholders of Class A common stock (2)	$2,086	$4,173
Effect of conversion of Class B common stock to shares of Class A common stock	—	6,094
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock (1)	—	(413)
Diluted net income attributable to stockholders of Class A common stock	2,086	9,854

Basic weighted average Class A common shares outstanding	6,498	3,756
Effect of dilutive Class B common stock	—	10,113
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock (1)	—	493
Effect of dilutive restricted stock units	136	158
Diluted weighted average shares outstanding	6,634	14,520

Diluted EPS attributable to stockholders	$0.31	$0.68
(1) The CenStar Note and Oasis Note converted into 134,731 and 383,090 shares of Class B common stock on January 8, 2017, and January 31, 2017, respectively.
(2) In accordance with GAAP, net income attributable to stockholders of Class A common stock is presented net of cumulative Series A Preferred Stock dividends of $183 as of March 31, 2017.

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the three months ended March 31, 2017 as the effect of the conversion was antidilutive.

Variable Interest Entity

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of March 31, 2017 (in thousands):

March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,784
Accounts receivable	108,754
Other current assets	57,997
Total current assets	191,535
Non-current assets:
Goodwill	79,407
Other assets	40,392
Total non-current assets	119,799
Total Assets	$311,334

Liabilities
Current liabilities:
Accounts payable and Accrued Liabilities	$77,633
Intercompany payable with Spark Energy, Inc.	37,636
Current portion of Senior Credit Facility	22,236
Contingent consideration	12,103
Other current liabilities	7,170
Total current liabilities	156,778
Long-term liabilities:
Contingent consideration	4,083
Other long-term liabilities	4,964
Total long-term liabilities	9,047
Total Liabilities	$165,825

5. Preferred Stock

On March 15, 2017, the Company issued 1,610,000 shares of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"), par value $0.01 per share and liquidation preference $25.00 per share, plus accumulated and unpaid dividends, at a price to the public of $25.00 per share ($24.21 per share to the Company, net of underwriting discounts and commissions). The Company received approximately $39.0 million in net proceeds from the offering, after deducting underwriting discounts and commissions and a structuring fee. Preferred offering expenses of $0.6 million were recorded as a reduction to the carrying value of the stock. The net proceeds from the offering were contributed to Spark HoldCo to use for general corporate purposes.

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears for as specified in the Series A Preferred Stock Certificate of Designations. From March 15, 2017, the Series A Preferred Stock issuance date, to, but not including, April 15, 2022, the Series A Preferred Stock will accrue dividends at a percentage of three-month LIBOR plus 6.578%.

The liquidation preference provisions of the Series A Preferred Stock were considered contingent redemption provisions because there were certain elements that were not solely within the control of the Company, such as a change in control of the Company. Accordingly, the Series A Preferred Stock is presented within the mezzanine portion of the accompanying consolidated balance sheet.

The Company had a total of 1,610,000 shares of Series A Preferred Stock issued and outstanding at March 31, 2017 and no shares of Series A Preferred Stock issued and outstanding at December 31, 2016.

In connection with the issuance of the Series A Preferred Stock, the Company and Spark HoldCo entered into the Third Amended and Restated Spark HoldCo Limited Liability Company Agreement to amend the prior agreement to provide for, among other things, the designation and issuance of Spark HoldCo Series A preferred units, as another equity security of Spark HoldCo to be issued concurrently with the issuance of Series A Preferred Stock by the Company, including specific terms relating to distributions by Spark HoldCo in connection with the payment by the Company of dividends on the Series A Preferred Stock, the priority of liquidating distributions by Spark HoldCo, the allocation of income and loss to the Company in connection with distributions by Spark HoldCo on Series A preferred units, and other terms relating to the redemption and conversion by the Company of the Series A Preferred Stock.

6. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	March 31, 2017	December 31, 2016
Information technology	2 – 5	$29,863	$29,675
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,024	1,024
Total		35,455	35,267
Accumulated depreciation		(31,066)	(30,561)
Property and equipment—net		$4,389	$4,706
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2017 and December 31, 2016, information technology includes $1.2 million and $1.1 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
7. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	March 31, 2017	December 31, 2016
Goodwill	$79,407	$79,147
Customer relationships - Acquired (1)
Cost	$63,571	$63,571
Accumulated amortization	(33,812)	(31,660)
Customer relationships - Acquired, net	$29,759	$31,911
Customer relationships - Other (2)
Cost	$4,320	$4,320
Accumulated amortization	(3,068)	(2,708)
Customer relationships - Other, net	$1,252	$1,612
Trademarks (3)
Cost	$6,770	$6,770
Accumulated amortization	(551)	(431)
Trademarks, net	$6,219	$6,339

(1) Customer relationships - Acquired represent those customer acquisitions accounted for under the acquisition method in accordance with ASC 805. See Note 3 "Acquisitions" for further discussion.
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

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill (1)	Customer Relationships - Acquired	Customer Relationships - Others	Trademarks
Balance at December 31, 2016	$79,147	$31,911	$1,612	$6,339
Additions (Major Working Capital Adjustment)	260	—	—	—
Amortization expense	—	(2,152)	(360)	(120)
Balance at March 31, 2017	$79,407	$29,759	$1,252	$6,219
(1) Changes in goodwill in the three months ended March 31, 2017 related to NG&E's working capital settlement with the
Major Energy Companies' sellers.

The acquired customer relationship intangibles related to the Major Energy Companies and the Provider Companies were bifurcated between hedged and unhedged customer contracts. The unhedged customer contracts are amortized to depreciation and amortization based on the expected future cash flows by year. The hedged customer contracts were evaluated for favorable or unfavorable positions at the time of acquisition and amortized to retail cost of revenue based on the expected term and position of the underlying fixed price contract in each reporting period. Customer relationship amortization expense for the three months ended March 31, 2017 was $2.2 million, which is net of $1.1 million customer relationship amortization gain included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at March 31, 2017 is as follows (in thousands):

Year ending December 31,
2017	$10,281
2018	10,337
2019	5,892
2020	2,894
2021	2,592
> 5 years	5,234
Total	$37,230
8. Debt
Debt consists of the following amounts (in thousands):

	March 31, 2017	December 31, 2016
Current portion of Senior Credit Facility—Working Capital Line (1) (2)	$—	$29,000
Current portion of Senior Credit Facility—Acquisition Line (2)	22,236	22,287
Current portion of Note Payable—Pacific Summit Energy	8,185	15,501
Convertible subordinated notes to affiliate	—	6,582
Total current debt	30,421	73,370
Subordinated Debt	—	5,000
Total long-term debt	—	5,000
Total debt	$30,421	$78,370

(1)	As of March 31, 2017 and December 31, 2016, the Company had $39.3 million and $29.6 million in letters of credit issued, respectively.

(2)	As of March 31, 2017 and December 31, 2016, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.75% and 4.93%, respectively.

Deferred financing costs were $0.2 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively, recorded in other current assets, representing capitalized financing costs in connection with the amendment and restatement of our Senior Credit Facility on July 8, 2015.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest incurred on Senior Credit Facility	$694	$318
Accretion related to Earnouts (1)	1,225	—
Letters of credit fees and commitment fees	226	192
Amortization of deferred financing costs	248	117
Interest incurred on convertible subordinated notes to affiliate (2)	1,052	126
Interest Expense	$3,445	$753
(1) Includes accretion related to the Provider Earnout of $0.1 million and the Major Earnout of $1.1 million for the three months ended March 31, 2017.
(2) Includes amortization of the discount on the convertible subordinated notes to affiliates of $1.0 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
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

The Senior Credit Facility will mature on July 8, 2017. The outstanding balances under the Working Capital Line and the Acquisition Line are classified as current debt as of March 31, 2017.

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

The Company has the ability to elect the availability under the Working Capital Line between $40.0 million to $82.5 million. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. At December 31, 2016, we elected up to the $70.0 million level. The Company and the Co-Borrowers elected a Working Capital Line of $82.5 million, effective as of March 22, 2017.

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

The Major Energy Companies are currently excluded from the definition of "Borrowers" under the Senior Credit Facility. Accordingly we did not factor their working capital into our working capital covenants.

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

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

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

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Series A Preferred Stock, and Spark HoldCo will be entitled to make cash distributions to us, NuDevco Retail and Retailco (or their successors in interest) so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark

HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

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

The conversion rate of $14.00 per share for the Oasis Note was fixed as of the date of the execution of the Oasis acquisition agreement on May 12, 2015. Due to a rise in the price of our common stock from May 12, 2015 to the closing of Oasis acquisition on July 31, 2015, the conversion rate of $14.00 per share was below the market price per share of Class A common stock of $16.21 on the issuance date of the Oasis Note on July 31, 2015. As a result, the Company assessed the Oasis Note for a beneficial conversion feature. Due to this conversion feature being "in-the-money" upon issuance, we recognized a beneficial conversion feature based on its intrinsic value of $0.8 million as a discount to the Oasis Note and as additional paid-in capital. This discount was amortized as interest expense under the effective interest method over the life of the Oasis Note through the conversion on January 31, 2017, at which time the remaining $1.0 million beneficial conversion feature was written-off and recognized as interest expense.

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately 3 ½ years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of March 31, 2017, there were no outstanding borrowings under the subordinated note, and at December 31, 2016, there was $5.0 million in outstanding borrowings under the subordinated note.

Pacific Summit Energy LLC
Prior to March 31, 2017, the Major Energy Companies were party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consisted of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, and provided for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users.
Under these arrangements, when the costs that Pacific Summit paid to procure and deliver the gas and electricity exceeded the payments that the Major Energy Companies made attributable to the gas and electricity purchased, the Major Energy Companies incurred interest on the difference. The operating agreements also allowed Pacific Summit to provide credit support. Each form of borrowing incurred interest at the floating 90-day LIBOR rate plus 300 basis points (except for certain credit support guaranties that did not bear interest). In connection with these arrangements, the Major Companies granted first liens to Pacific Summit on a substantial portion of the Major Companies’ assets, including present and future accounts receivable, inventory, liquid assets, and control agreements relating to bank accounts. As of March 31, 2017, the Company had aggregate outstanding amounts payable under these arrangements of approximately $8.2 million, bearing an interest rate of approximately 4.2%. The Company was also the beneficiary under various credit support guarantees issued by Pacific Summit under these arrangements as of such date. On September 27, 2016, we notified Pacific Summit of our election to trigger the expiration of these arrangements. On March 31, 2017 the agreements were terminated.
9. Fair Value Measurements

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

	Level 1	Level 2	Level 3	Total
March 31, 2017
Non-trading commodity derivative assets	$865	$1,515	$—	$2,380
Trading commodity derivative assets	—	8	—	8
Total commodity derivative assets	$865	$1,523	$—	$2,388
Non-trading commodity derivative liabilities	$(238)	$(6,305)	$—	$(6,543)
Trading commodity derivative liabilities	(124)	(20)	—	(144)
Total commodity derivative liabilities	$(362)	$(6,325)	$—	$(6,687)
Contingent payment arrangement	$—	$—	$(16,186)	$(16,186)

	Level 1	Level 2	Level 3	Total
December 31, 2016
Non-trading commodity derivative assets	$1,511	$9,385	$—	$10,896
Trading commodity derivative assets	101	430	—	531
Total commodity derivative assets	$1,612	$9,815	$—	$11,427
Non-trading commodity derivative liabilities	$—	$(661)	$—	$(661)
Trading commodity derivative liabilities	—	(87)	—	(87)
Total commodity derivative liabilities	$—	$(748)	$—	$(748)
Contingent payment arrangement	$—	$—	$(22,653)	$(22,653)
The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2017 and the year ended December 31, 2016.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk which is calculated based on the Company’s or the counterparty’s historical credit risks. As of March 31, 2017 and December 31, 2016, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of March 31, 2017, the estimated earnout obligations were $16.2 million, which was comprised of the Provider Earnout, the Major Earnout and the Stock Earnout in the amount of $4.0 million, $11.4 million, and $0.8 million, respectively. As of December 31, 2016, the estimated earnout obligations were $22.7 million, which was comprised of the Provider Earnout, the Major Earnout and the Stock Earnout in the amount of $4.9 million, $17.1 million, and $0.7 million, respectively. As of March 31, 2017, the estimated earnouts are recorded on our condensed consolidated balance sheets in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $12.1 million and $4.1 million, respectively; and as of December 31, 2016, in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $11.8 million and $10.8 million, respectively.
The Provider Earnout is based on achievement by the Provider Companies of a certain customer count criteria over the nine month period following the closing of the Provider Companies acquisition. The sellers of the Provider Companies are entitled to a maximum of $9.0 million and a minimum of $5.0 million in earnout payments based on the level of customer count attained, as defined by the Provider Companies membership interest purchase agreement. In March 2017, the Company paid the sellers of the Provider Companies $1.0 million related to the earnout based on the achievement of certain customer count targets. During the three months ended March 31, 2017, the Company recorded accretion of $0.1 million to reflect the impact of the time value of the liability. The Company has revalued the liability at March 31, 2017 with no expected change of the earnout payments. In determining the fair value of the Provider Earnout, the Company forecasted an expected customer count and certain other related criteria and calculated the probability of such forecast being attained. As this calculation is based on management's estimates of the liability, we classified the Provider Earnout as a Level 3 measurement.
The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 200,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). Based on the financial results of the Major Energy Companies during the first earnout period, NG&E was not entitled to receive an issuance of shares of Class

B common stock (and a corresponding number of SparkHoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. In March 2017, the Company paid the previous members of the Major Energy Companies $7.4 million related to the achievement of targets for the period from April 15, 2016 through December 31, 2016. During the three month period ended March 31, 2017, the Company recorded accretion of $1.2 million to reflect the impact of the time value of the liability. The Company revalued the liability at March 31, 2017, resulting in the increase of the fair value of the liability to $12.2 million. The impact of the $0.7 million increase in fair value is recorded in general and administrative expenses. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
The following tables present reconciliations of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended March 31, 2017 and December 31, 2016.

	Major Earnout and Stock Earnout	Provider Earnout	Total
Fair value at December 31, 2016	$17,760	$4,893	$22,653
Purchase price contingent consideration	$—	$—	$—
Change in fair value of contingent consideration, net	711	—	711
Accretion of contingent earnout consideration (included within interest expense)	1,167	58	1,225
Settlements (1)	(7,403)	(1,000)	(8,403)
Fair Value at March 31, 2017	$12,235	$3,951	$16,186
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
10. Accounting for Derivative Instruments
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

Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2017 and December 31, 2016, the Company had paid $0.3 million and zero in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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
The Company has entered into other energy-related contracts that do not meet the definition of a derivative instrument or qualify for the normal purchase or normal sale exception and are therefore not accounted for at fair value, including the following:

•Forward electricity and natural gas purchase contracts for retail customer load, and
•Natural gas transportation contracts and storage agreements.

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	March 31, 2017	December 31, 2016
Natural Gas	MMBtu	9,136	8,016
Natural Gas Basis	MMBtu	—	—
Electricity	MWh	4,276	3,958
Trading

Commodity	Notional	March 31, 2017	December 31, 2016
Natural Gas	MMBtu	108	(953)
Natural Gas Basis	MMBtu	—	(380)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Loss on non-trading derivatives, net	(21,037)	$(9,620)
Loss on trading derivatives, net	(419)	(129)
Loss on derivatives, net	(21,456)	(9,749)
Current period settlements on non-trading derivatives (1) (2)	7,574	11,277
Current period settlements on trading derivatives	(160)	(5)
Total current period settlements on derivatives	$7,414	$11,272

(1)
Excludes settlements of less than $0.1 million and $(0.8) million, respectively, for the three months ended March 31, 2017 and 2016 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

(2)
Excludes settlements of $(1.3) million for the three months ended March 31, 2017 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.

Gains (losses) on trading derivative instruments are recorded in net asset optimization revenues, and gains (losses)
on non-trading derivative instruments are recorded in retail cost of revenues on the condensed consolidated statements of operations.
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	March 31, 2017
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$4,436	$(2,056)	$2,380	$—	$2,380
Trading commodity derivatives	(23)	31	8	—	8
Total Current Derivative Assets	$4,413	$(2,025)	$2,388	$—	$2,388
Non-trading commodity derivatives	$60	$(60)	$—	$—	$—
Total Non-current Derivative Assets	$60	$(60)	$—	$—	$—
Total Derivative Assets	$4,473	$(2,085)	$2,388	$—	$2,388

	March 31, 2017
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,015)	$9,012	$(2,003)	$300	$(1,703)
Trading commodity derivatives	(20)	—	(20)	—	(20)
Total Current Derivative Liabilities	$(11,035)	$9,012	$(2,023)	$300	$(1,723)
Non-trading commodity derivatives	$(7,605)	$2,765	$(4,840)	$—	$(4,840)
Trading commodity derivatives	$(240)	$116	$(124)	$—	$(124)
Total Non-current Derivative Liabilities	$(7,845)	$2,881	$(4,964)	$—	$(4,964)
Total Derivative Liabilities	$(18,880)	$11,893	$(6,987)	$300	$(6,687)

	December 31, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$19,657	$(11,844)	$7,813	$—	$7,813
Trading commodity derivatives	614	(83)	531	—	531
Total Current Derivative Assets	20,271	(11,927)	8,344	—	8,344
Non-trading commodity derivatives	7,874	(4,791)	3,083	—	3,083
Total Non-current Derivative Assets	7,874	(4,791)	3,083	—	3,083
Total Derivative Assets	$28,145	$(16,718)	$11,427	$—	$11,427

	December 31, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(662)	$69	$(593)	$—	$(593)
Trading commodity derivatives	(92)	5	(87)	—	(87)
Total Current Derivative Liabilities	(754)	74	(680)	—	(680)
Non-trading commodity derivatives	(305)	237	(68)	—	(68)
Total Non-current Derivative Liabilities	(305)	237	(68)	—	(68)
Total Derivative Liabilities	$(1,059)	$311	$(748)	$—	$(748)

11. Income Taxes

Income Taxes

The Company and CenStar are each subject to U.S. federal income tax as corporations. Spark HoldCo and its subsidiaries, with the exception of CenStar, are treated as flow-through entities for U.S. federal income tax purposes, and, as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, the Company is subject to U.S. federal income taxation on its allocable share of Spark HoldCo’s net U.S. taxable income.

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

On February 3, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $8.0 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at December 31, 2016.

On April 1, 2016, Retailco exchanged 1,725,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $7.6 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at December 31, 2016.

On June 8, 2016, Retailco exchanged 500,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $5.3 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $6.9 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $2.6 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at December 31, 2016.

The Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of March 31, 2017, the Company had a total liability of $49.9 million for the effect of the Tax Receivable Agreement liability classified as a long-term liability. The Company had a long-term deferred tax asset of approximately $19.7 million related to the Tax Receivable Agreement liability. See Note 13 "Transactions with Affiliates" for further discussion.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2017 and 2016 is 17.4% and 5.9%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The higher effective tax rate for the three months ended March 31, 2017 is primarily attributable to the tax treatment of Preferred Dividends and a decrease in the non-controlling interest. The decrease in non-controlling interest is primarily attributable to units exchanged by Retailco, which corresponds with an increase in taxable income allocable to the Company from Spark HoldCo that is subject to U.S. federal income taxation.

Total income tax expense for the three months ended March 31, 2017 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income. The February, April and June 2016 exchanges by Retailco decreased the effective tax rate benefit attributable to non-controlling interest.
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

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2006 to 2016 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. As of March 31, 2017, we have accrued $1.9 million related to indirect tax audits. The outcome of these indirect tax audits may result in additional expense.

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

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. Initial discovery is ongoing. Spark Energy Inc. and Spark Energy Gas, LLC intend to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. As of December 31, 2016 and March 31, 2017, respectively, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage and set-off rights against future price installments for any actual exposure in the appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in mid-2016, enrolled customers through fraudulent and misleading advertising and promotions prior to the acquisition. Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. Discovery has not yet commenced in this matter. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. Under the terms of the acquisition, Spark HoldCo is indemnified for losses and expenses in connection with this action subject to certain limits.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. We currently cannot predict the outcome or consequences of this case at this time. The Company is indemnified for Major litigation matters, subject to certain limitations by original owners of the Major Energy Companies.

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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three months ended March 31, 2017.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $2.0 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively, and current accounts payable—affiliates of $3.2 million and $3.8 million as of March 31, 2017 and December 31, 2016, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million on July 8, 2015. In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. RAC converted the CenStar Note and the

Oasis Note into shares of Class B common stock on January 8, 2017 and January 31, 2017, respectively. Refer to Note 8 "Debt" for further discussion.
Revenues and Cost of Revenues—Affiliates
The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from an affiliate. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 related to this agreement were zero and $1.3 million, respectively.
The Company also purchases natural gas at a nearby third-party plant inlet that is then sold to an affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 related to these sales were zero and $0.1 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with another affiliate at its pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement renews annually on February 28 at a fixed rate per MMBtu without a minimum monthly payment. While this transportation agreement remains in effect, this entity is no longer an affiliate as our Founder terminated his interest in the affiliate on May 16, 2016. Cost of revenues—affiliates, recorded in retail cost of revenues in the condensed consolidated statements of operations related to this activity, was less than $0.1 million for the three months ended March 31, 2016.
Cost Allocations

The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was $7.4 million for the three months ended March 31, 2017.

Of the $7.4 million total net amount directly billed and allocated from affiliates, the Company recorded general and administrative expense of $7.3 million for the three months ended March 31, 2017 in the condensed consolidated statement of operations in connection with fees paid, net of damages charged, under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.1 million of property and equipment for the application, development and implementation of various systems during three months ended March 31, 2017.

The total net amount direct billed and allocated from affiliates was $5.0 million for the three months ended March 31, 2016, of which $4.4 million was recorded as general and administrative expense in the condensed consolidated statement of operations and $0.6 million was capitalized and amortized in accordance with our accounting policies.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2017 and 2016, the Company made net capital distributions to NuDevco Retail and Retailco of $3.9 million and $3.5 million, respectively, in conjunction with the payment of quarterly distributions attributable to its Spark HoldCo units. During the three months ended March 31, 2017, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $0.5 million in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three months ended March 31, 2017, the Company received $0.7 million cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act accrued at December 31, 2016. The amount was recorded as an increase to additional paid-in capital in our condensed consolidated balance sheet as of December 31, 2016.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. We do not expect to meet the threshold coverage ratio required to fund the payment to Retailco, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2017. As such, the payment will be deferred pursuant to the terms thereof. The liability has been classified as non-current in our condensed consolidated balance sheet at March 31, 2017 and December 31, 2016.

14. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $61.9 million and $42.3 million and asset optimization cost of revenues of $62.1 million and $41.8 million for the three months ended March 31, 2017 and 2016, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$13,792	$16,729
Interest and other income	(199)	95
Interest expense	3,445	753
Operating Income	17,038	17,577
Depreciation and amortization	9,232	6,789
General and administrative	24,377	17,380
Less:
Net asset optimization (expenses) revenues	(194)	527
Net, Losses on non-trading derivative instruments	(21,037)	(9,620)
Net, Cash settlements on non-trading derivative instruments	7,574	11,277
Retail Gross Margin	$64,304	$39,562

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$131,733	$62,612	$—	$—	$194,345
Retail cost of revenues	106,780	36,918	—	—	143,698
Less:
Net asset optimization expenses	—	(194)	—	—	(194)
Losses on non-trading derivatives	(19,287)	(1,750)	—	—	(21,037)
Current period settlements on non-trading derivatives	7,764	(190)	—	—	7,574
Retail Gross Margin	$36,476	$27,828	$—	$—	$64,304
Total Assets at March 31, 2017	$666,742	$272,045	$163,806	$(736,776)	$365,817
Goodwill at March 31, 2017	$76,877	$2,530	$—	$—	$79,407

Three Months Ended March 31, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$61,933	$48,613	$—	$—	$110,546
Retail cost of revenues	46,300	22,500	—	—	68,800
Less:
Net asset optimization revenues	—	527	—	—	527
Losses on non-trading derivatives	(9,390)	(230)	—	—	(9,620)
Current period settlements on non-trading derivatives	9,617	1,660	—	—	11,277
Retail Gross Margin	$15,406	$24,156	$—	$—	$39,562
Total Assets at December 31, 2016	$577,695	$242,739	$169,404	$(613,670)	$376,168
Goodwill at December 31, 2016	$76,617	$2,530	$—	$—	$79,147

15. Subsequent Events

Pacific Summit Energy LLC

On September 27, 2016, we notified Pacific Summit of our election to trigger the expiration of these arrangements as of March 31, 2017. On March 31, 2017, the Pacific Summit arrangements were terminated and the credit requirements of the Major Energy Companies are now being funded from our working capital.

Acquisition of Perigee

On April 1, 2017, the Company and Spark HoldCo entered into an agreement with NG&E for the acquisition of approximately 19,000 RCEs and the membership interests of Perigee Energy, LLC ("Perigee"), a Texas limited liability company, and simultaneously exercised an option to acquire an additional 41,000 RCEs from a third party in connection with the acquisition. The acquisition was approved by a special committee of the Board of Directors. The Company paid approximately $2.2 million in cash, subject to working capital adjustments as consideration for the Perigee Acquisition.

Declaration of Dividends

On April 19, 2017, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on May 30, 2017 and payable on June 14, 2017.

On April 19, 2017, the Company declared an initial cash dividend for the period from the date of issuance of the Series A Preferred Stock through June 30, 2017 in the amount of $0.72917 per share of Series A Preferred Stock. The dividend will be paid on July 15, 2017 to holders of record on July 1, 2017 of Spark's Class A Preferred Stock. The Company anticipates Series A Preferred Stock dividends paid and declared of $1.85 per share or $3.0 million for the year ended December 31, 2017 based on the Series A Preferred Stock outstanding as of March 31, 2017.

Verde Membership Interest and Stock Purchase Agreement

On May 5, 2017, the Company and CenStar Energy Corp. entered into a Membership Interest and Stock Purchase Agreement (the “Verde Purchase Agreement”) with Verde Energy USA Holdings, LLC (the “Seller”), as a seller of all interests in and to the Seller's operating companies (the “Verde Companies”). Pursuant to the terms of the Verde Purchase Agreement, CenStar Energy Corp. has agreed to purchase, and the Seller has agreed to sell, all of the outstanding membership interests and stock in the Verde Companies. The Company acts as a guarantor of the obligations of CenStar Energy Corp. under the Verde Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the audited combined and consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission (“SEC”). In this report, the terms “Spark Energy,” “Company,” “we,” “us” and “our” refer collectively to (i) the combined business and assets of the retail natural gas business and asset optimization activities of Spark Energy Gas, LLC and the retail electricity business of Spark Energy, LLC before the completion of our corporate reorganization in connection with the initial public offering of Spark Energy, Inc., which closed on August 1, 2014 (the “IPO”) and (ii) Spark Energy, Inc. and its subsidiaries as of the IPO and thereafter.
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

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	actual results of the companies we acquire,

•	accuracy of billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority stockholder or its affiliates offer us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	ability to achieve expected future results attributable to acquisitions,

•	competition, and

•	the "Risk Factors" in our Form 10-K for the year ended December 31, 2016 and other public filings and press releases.

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
Overview

Spark Energy, Inc. ("Spark Energy," "Company," "we" or "us") is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2017, we operated in 90 utility service territories across 18 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2017 and 2016, approximately 32% and 44%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2017 and 2016, approximately 68% and 56%, respectively, of our retail revenues were derived from the sale of electricity.

Recent Developments

Issuance of Preferred Stock

On March 15, 2017, the Company issued 1,610,000 shares of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"), par value $0.01 per share and liquidation preference $25.00 per share, plus accumulated and unpaid dividends, at a price to the public of $25.00 per share ($24.21 per share to the Company, net of underwriting discounts and commissions). The Company received approximately $39.0 million in net proceeds from the offering, after deducting underwriting discounts and commissions and a structuring fee. The net proceeds from the offering were contributed to Spark HoldCo to use for general corporate purposes.

Acquisition of Perigee

Effective April 1, 2017, the Company and Spark HoldCo entered into an agreement with NG&E for the acquisition of approximately 19,000 RCEs and the membership interests of Perigee Energy, LLC, a Texas limited liability company, and simultaneously exercised an option to acquire an additional 41,000 RCEs from a third party in connection with the acquisition. The acquisition was approved by a special committee of the Board of Directors. The Company paid approximately $2.2 million in cash, subject to working capital adjustments, for Perigee.

Declaration of Dividends

On April 19, 2017, the Company declared a quarterly dividend of $0.3625 to holders of record of our Class A common stock on May 30, 2017 and payable on June 14, 2017.

On April 19, 2017, the Company declared a dividend of $0.72917 to holders of record of our Series A Preferred Stock on July 1, 2017 and payable on July 15, 2017.

Verde Membership Interest and Stock Purchase Agreement

On May 5, 2017, the Company and CenStar Energy Corp. entered into a Membership Interest and Stock Purchase Agreement (the “Verde Purchase Agreement”) with Verde Energy USA Holdings, LLC (the “Seller”), as a seller of all interests in Seller's operating subsidiaries (the “Verde Companies”). Pursuant to the terms of the Verde Purchase Agreement, CenStar Energy Corp. has agreed to purchase, and the Seller has agreed to sell, all of the outstanding membership interests and stock in the Verde Companies. The Company acts as a guarantor of the obligations of CenStar Energy Corp. under the Verde Purchase Agreement. For a more detailed description of the Verde Purchase Agreement, please see “Item 5. Other Information—Verde Membership Interest and Stock Purchase Agreement" in Part II of this Quarterly Report on Form 10-Q.

Residential Customer Equivalents

The following table shows activity of our residential customer equivalents ("RCEs") during the three months ended March 31, 2017:

RCEs:
(In thousands)	December 31, 2016	Additions	Attrition	March 31, 2017	% Increase (Decrease)
Retail Electricity	571	89	(68)	592	4%
Retail Natural Gas	203	15	(21)	197	(3)%
Total Retail	774	104	(89)	789	2%

The following table details our count of RCEs by geographical location as of March 31, 2017:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	471	80%	114	58%	585	74%
Midwest	50	8%	53	27%	103	13%
Southwest	71	12%	30	15%	101	13%
Total	592	100%	197	100%	789	100%

The geographical regions noted above include the following states:

•	East - Connecticut, Florida, Maine, Maryland (including the District of Columbia), Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Nevada and Texas.

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We expect an emphasis on growth through acquisition to continue in 2017.

Acquisitions. Our acquisition strategy has two components. We independently acquire companies and portfolios of companies through some combination of cash, borrowings under the Acquisition Line of the Senior Credit Facility, or through the issuance of common or preferred stock or through financing arrangements with our Founder and his affiliates. Additionally, our Founder formed NG&E in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to us. We currently expect that we would fund any future transaction with some combination of cash, subordinated debt, or the issuance of Class A common stock or Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration will depend, among other things, on our capital structure and liquidity at the time of any transaction. There is no guarantee that NG&E will continue to offer us opportunities. Additionally, as we grow our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties.

Our ability to grow at historic levels may be constrained if the market for acquisition candidates is limited and we are unable to make acquisitions of portfolios of customers and retail energy companies on commercially reasonable terms.

Organic Growth. Our organic sales strategies are used to both maintain and grow our customer base by offering competitive pricing, price certainty and/or green product offerings. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price the local regulated utility is offering. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that satisfies our profitability objectives and provides customer value. We develop marketing campaigns using a combination of sales channels, with an emphasis on door-to-door marketing and outbound telemarketing given their flexibility and historical effectiveness. We identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email, direct mail, affinity programs, direct sales, brokers and consultants. As we continue to grow our customer count, it is more difficult to achieve higher growth rates organically. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired growth and profitability targets.

We believe we can continue to grow organically, however achieving significant organic growth rates have become increasingly more difficult given our size, much of which is attributable to recent acquisitions. Additionally, increasing regulatory pressure on marketing channels, such as door-to-door and outbound telemarketing and the ability to manage customer acquisition costs, are significant factors in our ability to grow organically.

Customer Acquisition Costs Incurred

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

Customer acquisition cost for the three months ended March 31, 2017 was approximately $7.7 million. During the first quarter of 2017, we were able to both replace customers lost through attrition and achieve a net RCE increase of 15,000 through organic growth.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended March 31, 2017 was 3.8%. Our customer attrition has been lower in recent quarters as we have increased our focus on the acquisition of higher lifetime value customers. We have also increased our customer win-back efforts, and have more aggressively pursued proactive renewals and other customer relationship strategies to maintain a low level of customer attrition.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2017 was less than 1.0% of non-POR market retail revenues. An increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets have led to a reduction in the bad debt expense over the past several months. We have also been able to collect on debts that were previously written off, which have further reduced our bad debt expense during the three months ended March 31, 2017.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. During the three months ended March 31, 2017, we experienced a milder than anticipated winter season, which negatively impacted overall customer usage that was offset by variations in customer mix.

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

Net asset optimization results were a loss of $0.2 million for the three months ended March 31, 2017, primarily due to $0.4 million of our annual legacy demand charges allocated to the quarter, offset by arbitrage opportunities we captured during the three months ended March 31, 2017. During the full year 2017, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

How We Evaluate Our Operations

	Three Months Ended March 31,
(in thousands)	2017	2016
Adjusted EBITDA	$34,188	$21,061
Retail Gross Margin	$64,304	$39,562

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

We deduct all current period customer acquisition costs (representing spending for organic customer acquisitions) in the Adjusted EBITDA calculation because such costs reflect a cash outlay in the period in which they are incurred, even though we capitalize such costs and amortize them over two years in accordance with our accounting policies. The deduction of current period customer acquisition costs is consistent with how we manage our business, but the comparability of Adjusted EBITDA between periods may be affected by varying levels of customer acquisition costs. For example, our Adjusted EBITDA is lower in periods of customer growth reflecting larger customer acquisition spending.

We do not deduct the cost of customer acquisitions through acquisitions of businesses or portfolios of customers in calculating Adjusted EBITDA.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income	$11,386	$15,741
Depreciation and amortization	9,232	6,789
Interest expense	3,445	753
Income tax expense	2,406	988
EBITDA	26,469	24,271
Less:
Net, Losses on derivative instruments	(21,456)	(9,749)
Net, Cash settlements on derivative instruments	7,414	11,272
Customer acquisition costs	7,690	2,305
Plus:
Non-cash compensation expense	1,367	618
Adjusted EBITDA	$34,188	$21,061

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$24,380	$25,502
Amortization of deferred financing costs	(248)	(117)
Allowance for doubtful accounts and bad debt expense	(356)	(907)
Interest expense	3,445	753
Income tax expense	2,406	988
Changes in operating working capital
Accounts receivable, prepaids, current assets	(1,729)	(3,607)
Inventory	(3,322)	(3,484)
Accounts payable and accrued liabilities	9,906	5,391
Other	(294)	(3,458)
Adjusted EBITDA	$34,188	$21,061
Cash Flow Data:
Cash flows provided by operating activities	$24,380	$25,502
Cash flows used in investing activities	(9,612)	(833)
Cash flows used in financing activities	(8,797)	(26,194)

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016
Reconciliation of Retail Gross Margin to Operating Income (Loss):
Operating income	$17,038	$17,577
Depreciation and amortization	9,232	6,789
General and administrative	24,377	17,380
Less:
Net asset optimization (expenses) revenues	(194)	527
Net, Losses on non-trading derivative instruments	(21,037)	(9,620)
Net, Cash settlements on non-trading derivative instruments	7,574	11,277
Retail Gross Margin	$64,304	$39,562
Retail Gross Margin - Retail Natural Gas Segment	$27,828	$24,156
Retail Gross Margin - Retail Electricity Segment	$36,476	$15,406

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

(In Thousands)	Three Months Ended March 31,
	2017	2016	Change
Revenues:
Retail revenues	$194,539	$110,019	$84,520
Net asset optimization (expense)/revenues	(194)	527	(721)
Total Revenues	194,345	110,546	83,799
Operating Expenses:
Retail cost of revenues	143,698	68,800	74,898
General and administrative	24,377	17,380	6,997
Depreciation and amortization	9,232	6,789	2,443
Total Operating Expenses	177,307	92,969	84,338
Operating income (loss)	17,038	17,577	(539)
Other (expense)/income:
Interest expense	(3,445)	(753)	(2,692)
Interest and other income	199	(95)	294
Total other expenses/(income)	(3,246)	(848)	(2,398)
Income (loss) before income tax expense	13,792	16,729	(2,937)
Income tax expense (benefit)	2,406	988	1,418
Net income (loss)	$11,386	$15,741	$(4,355)
Adjusted EBITDA (1)	$34,188	$21,061	$13,127
Retail Gross Margin (1)	64,304	39,562	24,742
Customer Acquisition Costs	7,690	2,305	5,385
RCE Attrition	3.8%	4.3%	(0.5)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended March 31, 2017 were approximately $194.3 million, an increase of approximately $83.8 million, or 76%, from approximately $110.5 million for the three months ended March 31, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes driven by the acquisitions of the Provider Companies and Major Energy Companies, partially offset by decreased electricity pricing and natural gas pricing.

Change in electricity volumes sold	$81.7
Change in natural gas volumes sold	16.1
Change in electricity unit revenue per MWh	(11.9)
Change in natural gas unit revenue per MMBtu	(1.4)
Change in net asset optimization revenue	(0.7)
Change in total revenues	$83.8

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2017 was approximately $143.7 million, an increase of approximately $74.9 million, or 109%, from approximately $68.8 million for the three months ended March 31, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes driven by the acquisitions of the Provider Companies and Major Energy Companies, partially offset by decreased electricity pricing.

Change in electricity volumes sold	$61.4
Change in natural gas volumes sold	8.0
Change in electricity unit cost per MWh	(12.7)
Change in natural gas unit cost per MMBtu	3.0
Change in value of retail derivative portfolio	15.2
Change in retail cost of revenues	$74.9

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2017 was approximately $24.4 million, an increase of approximately $7.0 million, or 40%, as compared to $17.4 million for the three months ended March 31, 2016. This increase was primarily attributable to increased billing and other variable costs associated with increased RCEs as a result of the acquisitions of the Provider Companies and the Major Energy Companies and increased stock-based compensation associated with higher stock prices and additional equity awards, partially offset by a reduction in bad debt expense as we had better than anticipated collections as a result of new collection initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2017 was approximately $9.2 million, an increase of approximately $2.4 million, or 35%, from approximately $6.8 million for the three months ended March 31, 2016. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Provider Companies and the Major Energy Companies.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2017 was approximately $7.7 million, an increase of approximately $5.4 million, or 235%, from approximately $2.3 million for the three months ended March 31, 2016. This increase was primarily due to customer acquisition costs of the Major Energy Companies and Provider Companies of $3.1 million and $0.2 million, respectively, and increased organic sales of $2.1 million.
Operating Segment Results

	Three Months Ended March 31,
	2017	2016
	(in thousands, except volume and per unit operating data)
Retail Natural Gas Segment
Total Revenues	$62,612	$48,613
Retail Cost of Revenues	36,918	22,500
Less: Net Asset Optimization (Expenses) Revenues	(194)	527
Less: Net Gains on non-trading derivatives, net of cash settlements	(1,940)	1,430
Retail Gross Margin (1) — Gas	$27,828	$24,156
Volumes — Gas (MMBtus)	8,158,966	6,112,431
Retail Gross Margin (2) — Gas per MMBtu	$3.41	$3.95
Retail Electricity Segment
Total Revenues	$131,733	$61,933
Retail Cost of Revenues	106,780	46,300
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(11,523)	227
Retail Gross Margin (1) — Electricity	$36,476	$15,406
Volumes — Electricity (MWhs)	1,360,430	586,677
Retail Gross Margin (2) — Electricity per MWh	$26.81	$26.26

(1)
Reflects the Retail Gross Margin attributable to our Retail Natural Gas Segment or Retail Electricity Segment, as applicable. Retail Gross Margin is a non-GAAP financial measure. See “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

(2)	Reflects the Retail Gross Margin for the Retail Natural Gas Segment or Retail Electricity Segment, as applicable, divided by the total volumes in MMBtu or MWh, respectively.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2017 were approximately $62.6 million, an increase of approximately $14.0 million, or 29%, from approximately $48.6 million for the three months ended March 31, 2016. This increase was primarily attributable to an increase in customer sales volumes resulting from the acquisition of Major Energy Companies, which increased total revenues by $16.1 million. This increase was partially offset by lower rates driven by the lower commodity pricing environment, which resulted in a decrease in total revenues of $1.4 million, and a decrease of $0.7 million in net asset optimization revenues.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2017 were approximately $36.9 million, an increase of $14.4 million, or 64%, from approximately $22.5 million for the three months ended March 31, 2016. This increase was primarily due to the addition of customers through our Major Energy Companies acquisition, which resulted in an increase of $8.0 million, increased supply costs, which resulted in an increase of $3.0 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $3.4 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2017 was approximately $27.8 million, an increase of approximately $3.6 million, or 15%, from approximately $24.2 million for the three months ended March 31, 2016, as indicated in the table below (in millions).

Change in volumes sold	$8.1
Change in unit margin per MMBtu	(4.5)
Change in retail natural gas segment retail gross margin	$3.6
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2017 were approximately $131.7 million, an increase of approximately $69.8 million, or 113%, from approximately $61.9 million for the three months ended March 31, 2016. This increase was largely because of an increase in volumes, primarily due to our acquisition of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $81.7 million. This increase was partially offset by lower customer pricing, driven by the lower commodity pricing environment from milder than anticipated weather, which resulted in a decrease of $11.9 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2017 were approximately $106.8 million, an increase of approximately $60.5 million, or 131%, from approximately $46.3 million for the three months ended March 31, 2016. This increase was primarily due to an increase in volume as a result of the acquisitions of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $61.4 million. We additionally recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $11.8 million. These increases were partially offset by decreased supply costs, which resulted in a decrease of $12.7 million.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2017 was approximately $36.5 million, an increase of approximately $21.1 million, or 137%, from approximately $15.4 million for the three months ended March 31, 2016, as indicated in the table below (in millions).

Change in volumes sold	$20.3
Change in unit margin per MWh	0.8
Change in retail electricity segment retail gross margin	$21.1

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

We amended and restated the Senior Credit Facility on July 8, 2015. The amended covenants under the Senior Credit Facility require us to hold increasing levels of net working capital over time. The Senior Credit Facility, as amended, includes a $25 million secured revolving line of credit ("Acquisition Line") for the purpose of financing permitted acquisitions, which enables us to pursue growth through mergers and acquisitions. We are obligated to make payments outstanding under the Acquisition Line of 25% per year, which in turn increases availability under the line, with the balance due at maturity. We will be constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the capacity under this Acquisition Line. In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions or subordinated debt. In order to finance the acquisitions of Oasis and CenStar, we have issued convertible subordinated notes to an affiliate of our Founder and majority shareholder. There can be no assurance that our Founder and majority shareholder and their affiliates will continue to finance our acquisition activities through such notes. The Senior Credit Facility will mature on July 8, 2017. We are in the process of negotiating a new credit facility, which we expect to have similar terms as our current Senior Credit Facility, however this cannot be assured.

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

On December 27, 2016, we entered into the $25.0 million Subordinated Facility with Retailco, which is wholly owned by our Founder. Please see "—Subordinated Debt Facility" for a description of the Subordinated Facility.

On March 8, 2017, the Company entered into an underwriting agreement, pursuant to which the Company agreed to sell up to 1,610,000 shares of Series A Preferred Stock, par value $0.01 per share and $25.00 per share liquidation preference, plus accumulated and unpaid dividends, at a price of $25.00 per share to the public ($24.21 per share of Series A Preferred Stock to the Company, net of underwriting discounts and commissions). The Company issued 1,610,000 shares of Series A Preferred Stock in exchange for $39.0 million (net of underwriting discounts and commissions) on March 15, 2017.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility (including any renegotiation thereof) and Subordinated Debt Facility will be sufficient to meet our capital requirements and working capital needs. We believe that the financing of any additional growth through acquisitions in 2017 may require further equity financing and/or further expansion of our Senior Credit Facility to accommodate such growth.

The following table details our total liquidity as of the date presented:

($ in thousands)	March 31, 2017
Cash and cash equivalents	$24,931
Senior Credit Facility Working Capital Line Availability (1)	43,172
Senior Credit Facility Acquisition Line Availability (2)	2,763
Subordinated Debt Availability	25,000
Total Liquidity	$95,866
(1) Subject to Senior Credit Facility borrowing base restrictions. See “—Cash Flows—Senior Credit Facility.”
(2) Subject to Senior Credit Facility covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the three months ended March 31, 2017 included approximately $7.7 million for customer acquisitions and $0.1 million related to information systems improvements.
The Spark HoldCo, LLC Agreement provides, to the extent cash is available, for distributions to the holders of Spark HoldCo units such that we receive an amount of cash sufficient to cover the estimated taxes payable by us, the targeted quarterly dividend we intend to pay to holders of our Class A common stock, the quarterly dividends on our Series A Preferred Stock, and payments under the Tax Receivable Agreement we have entered into with Spark HoldCo, Retailco and NuDevco Retail.

During the three months ended March 31, 2017, we paid dividends to holders of our Class A common stock for the three months ended December 31, 2016 of approximately $0.3625 per share or $2.4 million in the aggregate. On April 19, 2017, our Board of Directors declared a quarterly dividend of $0.3625 per share for the first quarter of 2017 to holders of the Class A common stock on May 30, 2017. This dividend will be paid on June 14, 2017. The dividends that we anticipate paying on an annualized basis equal approximately $1.45 per share or $9.4 million in the aggregate on an annualized basis based on the Class A common stock outstanding at March 31, 2017. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

In order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $15.6 million on an annualized basis to holders of its Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $1.45 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

In accordance with the terms of the Series A Preferred Stock, our Board of Directors declared an initial cash dividend for the period from the date of issuance of the Series A Preferred Stock through June 30, 2017 in the amount of $0.72917 per share of the Series A Preferred Stock. The dividend will be paid on July 15, 2017 to holders of record on July 1, 2017 of the Company's Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends paid and declared for the year ended December 31, 2017 of $1.85 per share or $3.0 million based on the Series A Preferred Stock outstanding as of March 31, 2017.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted us the right to defer the TRA Payment until May 2018. During the period of time when we have elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The liability has been classified as non-current in our condensed consolidated balance sheet at March 31, 2017. See Note 13 "Transactions with Affiliates" in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement. See also “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2016 for risks related to the Tax Receivable Agreement.

We do not expect to meet the threshold coverage ratio required to fund the payment to Retailco, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2017. As such the payment of $1.9 million under the Tax Receivable Agreement due in late 2017 will be deferred pursuant to the terms thereof.

Pacific Summit Energy LLC
Prior to March 31, 2017, the Major Energy Companies were party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consisted of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, and provided for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users.
The arrangements allowed the Major Energy Companies to purchase gas and electricity on credit at fixed prices or prices to be determined at the time of the transaction confirmation. Under the arrangements, when the costs that Pacific Summit paid to procure and deliver the gas and electricity exceeded the payments that the Major Energy Companies made attributable to the gas and electricity purchased, the Major Energy Companies incurred interest on the difference at the floating 90-day LIBOR rate plus 300 basis points. The outstanding balance of the difference may not have exceeded $15.0 million for Major Energy Services, LLC, and $20.0 million for each of Major Energy Electric Services, LLC and Respond Power, LLC. The operating agreements also allowed Pacific Summit to provide credit support, with a limit of $10.0 million for Major Energy Services, LLC and $20.0 million for each of Major Energy Electric Services, LLC and Respond Power, LLC, which also incurred interest at the floating 90-day LIBOR rate plus 300 basis points (except for certain credit support guaranties that do not bear interest). In connection with these arrangements, the Major Companies granted first liens to Pacific Summit on a substantial portion of the Major Companies’ assets, including present and future accounts receivable, inventory, liquid assets, and control agreements relating to bank accounts. As of March 31, 2017, we had aggregate outstanding payables under these arrangements of approximately $8.2 million, bearing an interest rate of 4.2%. We were also the beneficiary of various credit support guarantees issued by Pacific Summit under these arrangements as of such date.

Pursuant to the operating agreements and the lockbox agreements, payments from the Major Energy Companies were placed into a secured lockbox. The Major Energy Companies were required to maintain a minimum balance in the lockbox accounts, and payments from the lockbox were made to Pacific Summit prior to any payment to the Major Energy Companies. To secure the payment obligations of the Major Energy Companies under the arrangements, Pacific Summit had a security interest, in among other things, funds in the lockbox account, certain accounts receivable and inventory supplied by Pacific Summit. Each of the Major Energy Companies had also guaranteed the payment obligations of the other Major Energy Companies under these arrangements.
On March 31, 2017, the Pacific Summit arrangements were terminated, and the credit requirements of Major Energy Companies were funded from our working capital.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$24,380	$25,502	$(1,122)
Net cash used in investing activities	$(9,612)	$(833)	$(8,779)
Net cash used in financing activities	$(8,797)	$(26,194)	$17,397
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2017 decreased by $1.1 million compared to the three months ended March 31, 2016. The decrease was primarily the result of a decrease in net income, increased customer acquisition cost spending, and a decrease in the changes in working capital for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $8.8 million for the three months ended March 31, 2017, which was primarily due to earnout payments made during the three months ended March 31, 2017 related to the Provider Companies and the Major Energy Companies.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $17.4 million for the three months ended March 31, 2017. The decrease in cash flows used in financing activities was primarily due to proceeds received from the issuance of our Series A Preferred Stock offset by additional dividends and distributions made to holders of our Class A and Class B common stock, respectively, and increased net payments under our Senior Credit Facility.

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

The Company has the ability to elect the availability under the Working Capital Line between $40.0 million to $82.5 million. On September 30, 2016, the Company and the Co-Borrowers elected to reduce the capacity of the Working Capital Line from $82.5 million to $60.0 million. At December 31, 2016, we elected up to the $70.0 million level. At March 31, 2017, the Company and the Co-Borrowers elected an availability of $82.5 million under the Working Capital Line. Availability under the working capital line is subject to borrowing base limitations. The borrowing base is calculated primarily based on 80% to 90% of the value of eligible accounts receivable and unbilled product sales (depending on the credit quality of the counterparties) and inventory and other working capital assets. The Co-Borrowers must generally seek approval of the agent or the lenders for permitted acquisitions to be financed under the Acquisition Line.

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

The Senior Credit Facility also contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

▪
Minimum Net Working Capital. The Co-Borrowers must maintain minimum consolidated net working capital equal to the greater of $5.0 million or 15% of the elected availability under the Working Capital Line

▪
Minimum Adjusted Tangible Net Worth. The Co-Borrowers must maintain a minimum consolidated adjusted tangible net worth at all times equal to the net cash proceeds from equity issuances occurring after the date of the Senior Credit Facility plus the greater of (i) 20% of aggregate commitments under the Working Capital Line plus 33% of borrowings under the Acquisition Line and (ii) $18.0 million.

▪
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated interest expense (other than interest paid-in-kind in respect of any Subordinated Debt), letter of credit fees, commitment fees, acquisition earn-out payments, distributions and scheduled amortization payments.

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

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Class A common stock and Series A Preferred Stock, and Spark HoldCo is entitled to make cash distributions to us, NuDevco Retail Holdings, LLC so long as: (a) no default exists or would result from such a payment; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect to such payment and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Class A common stock.

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

During the three months ended March 31, 2017, the Company recorded general and administrative expense of $7.3 million, in connection with the Master Service Agreement. For the three months ended March 31, 2017, Penalty Payments totaled $0.1 million and Damage Payments totaled zero.

Additionally, under the Master Service Agreement, we capitalized $0.1 million during the three months ended March 31, 2017 of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

Ongoing Obligations in Connection with Acquisitions

The Company is obligated to make earnout and installment payments in connection with the acquisitions of the Major Energy Companies and Provider Companies as more fully described in this Quarterly Report on Form 10-Q. In the case of the Major Energy Companies acquisition, these payments could be as much as $35 million depending upon operating results and the customer counts through 2019. See further discussion related to the valuation of the earnouts in Note 9 "Fair Value Measurements."

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

On July 8, 2015, the Company issued a convertible subordinated note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million. The convertible subordinated note was scheduled to mature on July 8, 2020, and carried interest at an annual rate of 5%, payable semiannually. The convertible subordinated note was convertible into shares of the Company’s Class B common stock (and a related unit of Spark HoldCo) at a conversion price of $16.57, at any time following the eighteen month anniversary of issuance. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the convertible subordinated note into 134,731 shares of Class B common stock. RAC assigned the convertible subordinated note to Retailco on January 4, 2017, and on January 8, 2017, the convertible subordinated note was converted into 134,731 shares of Class B common stock.

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

We plan to use the Subordinated Facility to enhance working capital, for growth initiatives, and for capital optimization. As of March 31, 2017, there was zero in outstanding borrowings under the subordinated note.

Investment in ESM

The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are joint venture partners in eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. As of March 31, 2017, the Company has contributed 156.4 million Japanese Yen, or $1.4 million, for 20% ownership of ESM. As of March 31, 2017, ESM has approximately 50,000 customers, which are currently excluded from our RCEs.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions, see Note 13 "Transactions with Affiliates" in the unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies and estimates since the date of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of 2017.

The new standard requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts were recognized in additional paid-in capital and presented as a financing activity on the statement of cash flows. No net excess tax benefits were recognized as a reduction of income taxes for the three months ended March 31, 2017. Prior periods have not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows were included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in no impact on the statement of cash flow for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that Are under Common Control ("ASU 2016-17"). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under ASU 2016-17, a single decision maker of a VIE is required to consider indirect economic interests in the entity held through related parties on a proportionate basis when determining whether it is the primary beneficiary of that VIE. If a single decision maker and its related party are under common control, the single decision maker is required to consider indirect interests in the entity held through those related parties to be the equivalent of direct interests in their entirety. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016 (the Company's first quarter of fiscal 2017), including interim periods within those fiscal years. Early adoption is permitted. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-17 effective January 1, 2017, and the adoption did not have a material impact on the Company's consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) : Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments in ASU 2017-05 clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. The amendments in ASU 2017-05 are effective at the same time as the amendments in ASU 2014-09, which are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements in accordance with the guidance on accounting changes (retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (modified retrospective approach). The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of March 31, 2017, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

For a discussion of the status of current litigation and governmental investigations, see Note 12 "Commitments and Contingencies" in the Company’s unaudited condensed consolidated financial statements.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net (loss) gain on non-trading derivative instruments net of cash settlements was $(13.5) million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2017, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 961,465 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2017 levels would have increased the fair market value of our net non-trading energy portfolio by $0.3 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2017 levels would have decreased the fair market value of our non-trading energy derivatives by $0.3 million. As of March 31, 2017, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 20,378 MWhs. An increase of 10% in the forward market prices from their March 31, 2017 levels would have increased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2017 levels would have decreased the fair market value of our non-trading energy derivatives by $0.2 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2017, we did not have a Gas Trading Fixed Price Open Position.

Credit Risk

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 63% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for three months ended March 31, 2017, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.31% of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2017 was approximately less than 1.0% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2017.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2017, approximately 88% of our total exposure of $8.5 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2017, we were co-borrowers under the Senior Credit Facility, under which $22.2 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2017, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.2 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations except as described below. See Note 12 "Commitments and Contingencies" to the unaudited consolidated financial statements for a description of certain other proceedings.

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. Initial discovery is ongoing. Spark Energy Inc. and Spark Energy Gas, LLC intend to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. As of December 31, 2016 and March 31, 2017, respectively, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies, and the Company has full indemnity coverage and set-off rights against future price installments for any actual exposure in the appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in mid 2016, enrolled customers through fraudulent and misleading advertising and promotions prior to the acquisition. Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. Discovery has not yet commenced in this matter. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. Under the terms of the acquisition, Spark HoldCo is indemnified for losses and expenses in connection with this action subject to certain limits.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District

Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings.
We currently cannot predict the outcome or consequences of this case at this time. The Company is indemnified for Major litigation matters, subject to certain limitations by original owners of the Major Energy Companies.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Risk Factors" in our 2016 Annual Report on Form 10-K. Except as provided below, there has been no material change in our risk factors from those described in the 2016 Annual Report on Form 10-K. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Risks Related to the Series A Preferred Stock

The Series A Preferred Stock represent perpetual equity interests in us, and investors should not expect us to redeem the Series A Preferred Stock on the date the Series A Preferred Stock becomes redeemable by us or on any particular date afterwards.

The Series A Preferred Stock represent perpetual equity interests in us, and they have no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. As a result, unlike our indebtedness, the Series A Preferred Stock do not give rise to a claim for payment of a principal amount at a particular date. As a result, holders of the Series A Preferred Stock may be required to bear the financial risks of an investment in the Series A Preferred Stock for an indefinite period of time. In addition, the Series A Preferred Stock rank junior to all our current and future indebtedness (including indebtedness outstanding under our Senior Credit Facility) and other liabilities. The Series A Preferred Stock also rank junior to any other senior securities we may issue in the future with respect to assets available to satisfy claims against us.

The Series A Preferred Stock have not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock, and the Series A Preferred Stock may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series A Preferred Stock or that we may elect to obtain a rating of the Series A Preferred Stock in the future. In addition, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Series A Preferred Stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Series A Preferred Stock. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any particular security, including the Series A Preferred Stock. Ratings do not reflect market prices or suitability of a security for a particular investor and any future rating of the Series A Preferred Stock may not reflect all risks related to us and our business, or the structure or market value of the Series A Preferred Stock.

We could be prevented from paying cash dividends on the Series A Preferred Stock.

Holders of shares of Series A Preferred Stock do not have a right to dividends on such shares unless declared or set aside for payment by our Board of Directors. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on the Series A Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of net assets (total assets less total liabilities) over capital. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series A Preferred Stock when payable. Further, even if adequate surplus is available to pay cash dividends on the Series A Preferred Stock, we may not have sufficient cash to pay dividends on the Series A Preferred Stock.

Furthermore, no dividends on Series A Preferred Stock shall be authorized by our board of directors or paid, declared or set aside for payment by us at any time when the authorization, payment, declaration or setting aside for payment would be unlawful under Delaware law or any other applicable law, or when the terms and provisions of any agreement of ours, including any agreement relating to our indebtedness, prohibit the authorization, payment, declaration or setting aside for payment thereof or provide that the authorization, payment, declaration or setting aside for payment thereof would constitute a breach of such document or a default under such document.

The Series A Preferred Stock are subordinated to our existing and future debt obligations, and your interests could be diluted by the issuance of additional shares, including additional Series A Preferred Stock, and by other transactions.

The Series A Preferred Stock are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our Senior Credit Facility). Therefore, if we become bankrupt, liquidate our assets, reorganize or enter into certain other transactions, our assets will be available to pay our obligations with respect to the Series A Preferred Stock only after we have paid all of our existing and future indebtedness in full. There may be insufficient assets remaining following such payments to make any payments to holders of the Series A Preferred Stock then outstanding.

The issuance of additional equity on a parity with or senior to the Series A Preferred Stock would dilute the interests of the holders of shares of Series A Preferred Stock, and any issuance of equity on parity with or senior to the Series A Preferred Stock, or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock. Only the limited conversion right upon a change of control relating to the Series A Preferred Stock protects the holders of the Series A Preferred Stock in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, which might adversely affect the holders of the Series A Preferred Stock.

We are a holding company. Our sole material asset is our equity interest in Spark Holdco and we are accordingly dependent upon distributions from Spark Holdco to pay dividends on the Series A Preferred Stock.

We are a holding company and have no material assets other than our equity interest in Spark Holdco. We have no independent means of generating revenue. None of our subsidiaries has guaranteed or otherwise become obligated with respect to the Series A Preferred Stock. As a result, the Series A Preferred Stock effectively rank junior to all existing and future indebtedness and other liabilities of our subsidiaries, including our operating subsidiaries, CenStar Energy Corp., SEG, SE, Oasis Power Holdings, LLC, the Provider Companies and the Major Energy Companies, and any capital stock of our subsidiaries not held by us. Accordingly, our right to receive assets from any of our subsidiaries upon our bankruptcy, liquidation or reorganization, and the right of holders of Series A Preferred Stock to participate in those assets, is structurally subordinated to claims of that subsidiary’s creditors, including trade creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.

Holders of Series A Preferred Stock have extremely limited voting rights.

Your voting rights as a holder of shares of Series A Preferred Stock are extremely limited. Our Class A common stock and our Class B common stock are the only classes of our securities carrying full voting rights. Holders of the Series A Preferred Stock generally have no voting rights except for certain limited protective voting rights if the Series A Preferred Stock is delisted or there is a dividend penalty event as specified in the Certificate of Designations relating to the Series A Preferred Stock.

Future issuances of preferred stock, including future issuances of shares of Series A Preferred Stock, may reduce the value of the Series A Preferred Stock.

We may sell additional shares of preferred stock, including shares of Series A Preferred Stock, on terms that may differ from those previously offered. Such shares could rank on parity with or, subject to the voting rights referred to above, senior to the Series A Preferred Stock as to distribution rights or rights upon liquidation, winding up or dissolution. The subsequent issuance of additional shares of Series A Preferred Stock, or the creation and subsequent issuance of additional classes of preferred stock on parity with the Series A Preferred Stock, could dilute the interests of the holders of Series A Preferred Stock. Any issuance of preferred stock that is senior to the Series A Preferred Stock would not only dilute the interests of the holders of Series A Preferred Stock, but also could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock.

The Series A Preferred Stock are a new issuance and do not have an established trading market, which may negatively affect their market value and your ability to transfer or sell your Series A Preferred Stock. In addition, the lack of a fixed redemption date for the Series A Preferred Stock increase your reliance on the secondary market for liquidity purposes.

The Series A Preferred Stock is a new issue of securities. An active trading market on the NASDAQ for the Series A Preferred Stock may not develop or, even if it develops, may not last, in which case the trading price of the Series A Preferred Stock could be adversely affected and your ability to transfer your Series A Preferred Stock would be limited. If an active trading market does develop on the NASDAQ, the Series A Preferred Stock may trade at prices lower than the price at which you purchase Series A Preferred Stock. In addition, since the securities have no stated maturity date, investors seeking liquidity are limited to selling their shares of Series A Preferred Stock in the secondary market absent redemption by us.

The trading price of the Series A Preferred Stock would depend on many factors, including:

•	prevailing interest rates;

•	the market for similar securities;

•	general economic and financial market conditions;

•	our issuance of debt or other preferred equity securities; and

•	our financial condition, results of operations and prospects.

Market interest rates may adversely affect the value of the Series A Preferred Stock.

One of the factors that influence the price of the Series A Preferred Stock is the distribution yield on the Series A Preferred Stock (as a percentage of the price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of Series A Preferred Stock to expect a higher distribution yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Accordingly, higher market interest rates could cause the market price of the Series A Preferred Stock to decrease.

The limited conversion right upon a change of control may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The limited conversion rights upon a change of control as provided in the Certificate of Designations may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain change of control transactions under circumstances that otherwise could provide the holders of our Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such equity securities or that stockholders may otherwise believe is in their best interests.

If we are unable to redeem the Series A Preferred Stock on or after April 15, 2022, a substantial increase in the Three-Month LIBOR Rate could negatively impact our ability to pay dividends on the Series A Preferred Stock.

If we do not repurchase or redeem our Series A Preferred Stock on or after April 15, 2022, a substantial increase in the Three-Month LIBOR Rate could negatively impact our ability to pay distributions on such stock. We cannot assure you that we will have adequate sources of capital to repurchase or redeem the Series A Preferred Stock on or after April 15, 2022. If we are unable to repurchase or redeem the Series A Preferred Stock and our ability to pay dividends on the Series A Preferred Stock is negatively impacted, the market value of the Series A Preferred Stock could be materially adversely impacted.

We may not have sufficient earnings and profits in order for dividends on the Series A Preferred Stock to be treated as dividends for U.S. federal income tax purposes.

The dividends payable by us on the Series A Preferred Stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. If that occurs, it will result in the amount of the dividends that exceed such earnings and profits being treated for U.S. federal income tax purposes first as a return of capital to the extent of the beneficial owner’s adjusted tax basis in the Series A Preferred Stock, and the excess, if any, over such adjusted tax basis as capital gain. Such treatment will generally be unfavorable for corporate beneficial owners and may also be unfavorable to certain other beneficial owners.

You may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Series A Preferred Stock even though you do not receive a corresponding cash distribution.

The conversion rate for the Series A Preferred Stock as provided in the Certificate of Designations is subject to adjustment in certain circumstances. A failure to adjust (or to adjust adequately) the conversion rate after an event that increases your proportionate interest in us could be treated as a deemed taxable dividend to you. If you are a non-U.S. holder (as defined in “Material U.S. federal income tax considerations”), any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series A Preferred Stock. In April 2016, the Internal Revenue Service issued new proposed income tax regulations in regard to the taxability of changes in conversion rights that will apply to the Series A Preferred Stock when published in final form and may be applied to us before final publication in certain instances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Verde Membership Interest and Stock Purchase Agreement

On May 5, 2017, the Company and CenStar Energy Corp., a New York corporation ("CenStar") entered into a Membership Interest and Stock Purchase Agreement (the “Verde Purchase Agreement”) with Verde Energy USA Holdings, LLC (the “Seller”), as a seller of all interests in and to the companies listed therein (the “Verde Companies”). Pursuant to the terms of the Verde Purchase Agreement, CenStar has agreed to purchase, and the Seller has agreed to sell, all of the outstanding membership interests and stock in the Verde Companies. The Company acts as a guarantor of CenStar's obligations under the Verde Purchase Agreement. The transactions under the Verde Purchase Agreement are expected to close on or before August 31, 2017, subject to the satisfaction of customary closing conditions, and subject to extension.

The aggregate purchase price, subject to adjustment as provided in the Verde Purchase Agreement, is approximately $65 million, plus working capital and potential earnout payments. Spark will pay cash of $45.0 million at closing and installment payments totaling $20 million over 18 months, a portion of which will be paid into an escrow account to satisfy any claims by CenStar over the 18 months subsequent to closing. Additionally, CenStar will pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months after closing that exceeds certain thresholds, subject to the Verde Companies' ability to achieve defined customer count criteria over the 18 months subsequent to closing.

CenStar and the Seller have made customary representations, warranties and covenants in the Verde Purchase Agreement. The Seller has made certain additional customary covenants, including, among others, covenants to conduct the Verde Companies’ business in the ordinary course between the execution of the Verde Purchase Agreement and the closing and not to engage in certain kinds of transactions during that period, subject to certain exceptions.

Consummation of the transactions contemplated by the Verde Purchase Agreement is subject to various conditions, including, among others, (1) the accuracy of representations and warranties of the parties as of the closing date, including the absence of any seller material adverse effect, (2) receipt of all required approvals, (3) the negotiation and execution of certain ancillary documents and (4) other customary closing conditions. The Verde Purchase Agreement also contains termination provisions and indemnification provisions.

The Verde Purchase Agreement has been filed as an exhibit to this quarterly report on Form 10-Q to provide investors and security holders with more complete information regarding its terms, and the description herein is qualified by reference to the full text of the Verde Purchase Agreement. The Verde Purchase Agreement is not intended to provide any other factual information about CenStar or the Company. The representations, warranties and covenants contained in the Verde Purchase Agreement were made only for purposes of the Verde Purchase Agreement and as of specific dates, were solely for the benefit of the parties to the respective agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Verde Purchase Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Verde Purchase Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, CenStar or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Verde Purchase Agreement, which subsequent information may or may not be fully reflected in the public disclosures of the Company.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4*#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/11/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1*	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

Spark Energy, Inc.

May 8, 2017	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)