Form 10-Q
period 2017-06-30
Spark Energy, Inc.
filed 2017-08-04
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐    No ☒

There were 13,145,636 shares of outstanding Class A common stock, 21,485,126 shares of Class B common stock and 1,704,339 shares of Series A Preferred stock outstanding as of August 2, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 (unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 AND THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (unaudited)	4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2017 (unaudited)	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (unaudited)	7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	69
ITEM 4. CONTROLS AND PROCEDURES	71
PART II. OTHER INFORMATION	72
ITEM 1. LEGAL PROCEEDINGS	72
ITEM 1A. RISK FACTORS	73
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	74
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	75
ITEM 4. MINE SAFETY DISCLOSURES	75
ITEM 5. OTHER INFORMATION	75
ITEM 6. INDEX TO EXHIBITS	76
APPENDIX A	78
SIGNATURES	79

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,126	$18,960
Restricted cash	919	—
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively	95,690	112,491
Accounts receivable—affiliates	3,883	2,624
Inventory	3,442	3,752
Fair value of derivative assets	835	8,344
Customer acquisition costs, net	18,377	18,834
Customer relationships, net	13,225	12,113
Prepaid assets	1,466	1,361
Deposits	6,374	7,329
Deposit - Verde consideration	65,785	—
Other current assets	9,203	12,175
Total current assets	232,325	197,983
Property and equipment, net	3,993	4,706
Fair value of derivative assets	122	3,083
Customer acquisition costs, net	7,880	6,134
Customer relationships, net	20,218	21,410
Deferred tax assets	54,105	55,047
Goodwill	80,947	79,147
Other assets	9,123	8,658
Total assets	$408,713	$376,168
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$49,341	$52,309
Accounts payable—affiliates	4,089	3,775
Accrued liabilities	21,749	36,619
Fair value of derivative liabilities	6,947	680
Current portion of Senior Credit Facility	7,500	51,287
Current payable pursuant to tax receivable agreement—affiliates	1,454	—
Current contingent consideration for acquisitions	5,856	11,827
Current portion of note payable	—	15,501
Convertible subordinated notes to affiliates	—	6,582
Other current liabilities	1,024	5,476
Total current liabilities	97,960	184,056
Long-term liabilities:
Fair value of derivative liabilities	3,711	68
Payable pursuant to tax receivable agreement—affiliates	48,432	49,886
Long-term portion of Senior Credit Facility	76,500	—
Subordinated debt—affiliate	15,000	5,000
Deferred tax liability	—	938
Contingent consideration for acquisitions	3,986	10,826
Other long-term liabilities	1,330	1,658
Total liabilities	246,919	252,432
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 1,610,000 shares issued and outstanding at June 30, 2017 and zero shares issued and outstanding at December 31, 2016	39,111	—
Stockholders' equity:
Common Stock (1) :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 13,235,082 issued, and 13,175,356 outstanding at June 30, 2017 and 12,993,118 issued and outstanding at December 31, 2016	132	65
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 21,485,126 issued and outstanding at June 30, 2017 and 20,449,484 issued and outstanding at December 31, 2016	216	103
Additional paid-in capital	35,277	25,413
Accumulated other comprehensive (income)/loss	(17)	11
Retained earnings	2,132	4,711
Treasury stock, at cost, 59,726 shares at June 30, 2017 and zero shares at December 31, 2016	(1,285)	—
Total stockholders' equity	36,455	30,303
Non-controlling interest in Spark HoldCo, LLC	86,228	93,433
Total equity	122,683	123,736
Total liabilities, Series A Preferred Stock and stockholders' equity	$408,713	$376,168
(1)    Outstanding shares of common stock reflect the two-for-one stock split, which took effect on June 16, 2017. See Note 4 "Equity" for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (2)	2017 (1)	2016 (2)
Revenues:
Retail revenues	$151,604	$110,058	$348,104	$220,077
Net asset optimization (expense)/revenues (3)	(168)	(677)	(361)	(150)
Total Revenues	151,436	109,381	347,743	219,927
Operating Expenses:
Retail cost of revenues (4)	114,637	56,963	260,398	125,763
General and administrative (5)	19,346	19,799	43,839	37,179
Depreciation and amortization	9,656	8,253	18,926	15,042
Total Operating Expenses	143,639	85,015	323,163	177,984
Operating income	7,797	24,366	24,580	41,943
Other (expense)/income:
Interest expense	(2,452)	(832)	(5,897)	(1,585)
Interest and other income	(265)	195	(66)	100
Total other expenses	(2,717)	(637)	(5,963)	(1,485)
Income before income tax expense	5,080	23,729	18,617	40,458
Income tax expense	409	4,735	2,814	5,723
Net income	$4,671	$18,994	$15,803	$34,735
Less: Net income attributable to non-controlling interests	3,592	16,653	12,454	28,221
Net income attributable to Spark Energy, Inc. stockholders	$1,079	$2,341	$3,349	$6,514
Less: Accumulated dividend on Series A preferred stock	991	—	1,174	—
Net income attributable to stockholders of Class A common stock	$88	$2,341	$2,175	$6,514
Other comprehensive loss, net of tax:
Currency translation loss	$(26)	$(61)	$(75)	$(61)
Other comprehensive loss	(26)	(61)	(75)	(61)
Comprehensive income	$4,645	$18,933	$15,728	$34,674
Less: Comprehensive income attributable to non-controlling interests	3,576	16,620	12,407	28,188
Comprehensive income attributable to Spark Energy, Inc. stockholders	$1,069	$2,313	$3,321	$6,486

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.01	$0.19	$0.17	$0.66
Diluted	$0.01	$0.15	$0.16	$0.57

Weighted average shares of Class A common stock outstanding
Basic	13,104	12,086	13,050	9,799
Diluted	13,376	13,278	13,257	10,959

(1)
Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions" for further discussion.

(2)
Financial information has been recast to include results attributable to the acquisition of the Major Energy Companies by an affiliate on April 15, 2016. See Note 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions" for further discussion.

(3)
Net asset optimization revenues (expenses) includes asset optimization revenues—affiliates of $0 and $41 for the three months ended June 30, 2017 and 2016, respectively, and asset optimization revenues—affiliates cost of revenues of $0 and $376 for the three months ended June 30, 2017 and 2016, respectively, and asset optimization revenues—affiliates of $0 and $154 for the six months ended June 30, 2017 and 2016, respectively, and asset optimization revenue—affiliates cost of revenues of $0 and $1,633 for the six months ended June 30, 2017 and 2016, respectively.

(4)
Retail cost of revenues includes retail cost of revenues—affiliates of $0 and less than $100 for the three months ended June 30, 2017 and 2016, respectively, and $0 and less than $100 for the six months ended June 30, 2017 and 2016, respectively.

(5)
General and administrative includes general and administrative expense—affiliates of $6,100 and $4,000 for the three months ended June 30, 2017 and 2016, respectively, and $13,400 and $8,400 for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	6,497	10,225	—	$65	$103	$—	$11	$25,413	$4,711	$30,303	$93,433	$123,736
Stock based compensation	—	—	—	—	—	—	—	1,195	—	1,195	—	1,195
Restricted stock unit vesting	121	—	—	1	—	—	—	1,053	—	1,054	—	1,054
Consolidated net income	—	—	—	—	—	—	—	—	3,349	3,349	12,454	15,803
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(28)	—	—	(28)	(47)	(75)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(19,822)	(19,822)
Net contribution by NG&E	—	—	—	—	—	—	—	—	—	—	210	210
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	(4,754)	(4,754)	—	(4,754)
Dividends to Preferred Stock	—	—	—	—	—	—	—	—	(1,174)	(1,174)	—	(1,174)
Conversion of Convertible Subordinated Notes to Class B Common Stock	—	518	—	—	5	—	—	7,790	—	7,795	—	7,795
Treasury Stock	—	—	(60)	—	—	(1,285)	—	—	—	(1,285)	—	(1,285)
Stock Split	6,617	10,742	—	66	108	—	—	(174)	—	—	—	—
Balance at June 30, 2017	13,235	21,485	(60)	$132	$216	$(1,285)	$(17)	$35,277	$2,132	$36,455	$86,228	$122,683
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017 (1)	2016 (2)
Cash flows from operating activities:
Net income	$15,803	$34,735
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	18,411	17,474
Deferred income taxes	3	2,597
Stock based compensation	2,905	2,442
Amortization of deferred financing costs	531	235
Excess tax benefit related to restricted stock vesting	179	—
Change in Fair Value of Earnout liabilities	(2,568)	1,000
Accretion on fair value of Major Earnout and Provider Earnout liabilities	2,660	—
Bad debt expense	919	462
Loss (gain) on derivatives, net	31,473	(3,496)
Current period cash settlements on derivatives, net	(11,828)	(15,829)
Accretion of discount to convertible subordinated notes to affiliate	1,004	71
Other	224	51
Changes in assets and liabilities:
Decrease in accounts receivable	18,072	21,001
(Increase) decrease in accounts receivable—affiliates	(1,925)	831
Decrease in inventory	310	1,704
Increase in customer acquisition costs	(12,074)	(5,356)
Decrease in prepaid and other current assets	5,394	2,306
(Increase) decrease in other assets	(788)	536
Decrease in accounts payable and accrued liabilities	(18,422)	(9,248)
Increase (decrease) in accounts payable—affiliates	313	(291)
Decrease in other current liabilities	(2,862)	(414)
Decrease in other non-current liabilities	(328)	(1,612)
Net cash provided by operating activities	47,406	49,199
Cash flows from investing activities:
Purchases of property and equipment	(371)	(1,449)
Payment of the Major Energy Companies Earnout	(7,403)	—
Payment of the Provider Companies Earnout and Installment Note	(7,353)	—
Acquisitions of Perigee and other customers	(9,353)	—
Deposit for Verde Acquisition	(65,785)	—
Contribution to equity method investment in eRex Spark	—	(413)
Net cash used in investing activities	(90,265)	(1,862)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs paid	37,937	—
Borrowings on notes payable	121,000	—
Payments on notes payable	(93,789)	(25,152)
Proceeds from disgorgement of stockholders short-swing profits	666	580
Restricted stock vesting	(2,009)	(909)
Excess tax benefit related to restricted stock vesting	—	141
Payment of dividends to Class A common stockholders	(4,754)	(3,657)
Payment of distributions to non-controlling unitholders	(19,822)	(9,967)
Purchase of Treasury Stock	(1,285)	—
Net cash provided by (used in) financing activities	37,944	(38,964)
(Decrease) increase in Cash and cash equivalents and Restricted cash	(4,915)	8,373
Cash and cash equivalents and Restricted cash—beginning of period	18,960	4,474
Cash and cash equivalents and Restricted cash—end of period	$14,045	$12,847
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$50	$22
Liability due to tax receivable agreement	$—	$(27,462)
Tax benefit from tax receivable agreement	$—	$31,490
Cash paid during the period for:
Interest	$1,395	$944
Taxes	$7,232	$1,892
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.
(2) Financial information has been recast to include results attributable to the acquisition of the Major Energy Companies by an affiliate on April 15, 2016. See Notes 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," "Company," "we" or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or common stock in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis"), CenStar Energy Corp. ("CenStar"), Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC (collectively, the "Provider Companies"); Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (collectively, the "Major Energy Companies"), and Perigee Energy, LLC ("Perigee"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.

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

Perigee is a retail energy provider. Perigee was formed on October 5, 2011 as a Texas limited liability company. We completed the the purchase of all of the outstanding membership interests of Perigee on April 1, 2017 from an affiliate, as described in Note 3 "Acquisitions."

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

Emerging Growth Company Status

As a company with less than $1.07 billion in revenues during its last fiscal year, the Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements.

The Company will remain an “emerging growth company” until as late as the last day of the Company's 2019 fiscal year, or until the earliest of (i) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (ii) the date on which the Company becomes a “large accelerated filer” (the fiscal year-end on which the total market value of the Company’s common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which the Company issues more than $1.0 billion of non-convertible debt over a three-year period.
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

NuDevco Retail and Retailco have the right to exchange (the “Exchange Right”) all or a portion of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for Class A common stock (or cash at Spark Energy, Inc.’s or Spark HoldCo’s election (the “Cash Option”)) at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock)

exchanged. In addition, NuDevco Retail and Retailco have the right, under certain circumstances, to cause the Company to register the offer and resale of NuDevco Retail's and Retailco's shares of Class A common stock obtained pursuant to the Exchange Right. Retail Acquisition Co., LLC ("RAC") was entitled to similar registration rights under the $2.1 million convertible subordinated note (the "CenStar Note") and $5.0 million convertible subordinated note (the "Oasis Note") prior to their respective conversions to Class B common stock in January 2017. Refer to Note 9 "Debt" for further information.
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
The preparation of the Company's condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could materially differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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
These transactions include, but are not limited to, certain services to the affiliated companies associated with the Company’s debt facility prior to the IPO, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 14 "Transactions with Affiliates."

Presentation of the Acquisition of Major Energy Companies

On April 15, 2016, National Gas & Electric, LLC (“NG&E”), an affiliate of the Company, completed the acquisition of 100% of the membership interests of Major Energy Companies. On May 3, 2016, Spark HoldCo and Retailco entered into a Membership Interest Purchase Agreement (the "Major Purchase Agreement") with NG&E for the purchase of all of the membership interests of the Major Energy Companies. Spark HoldCo and Retailco completed the acquisition of the Major Energy Companies from NG&E on August 23, 2016. As the acquisition of Major Energy Companies was a transfer of equity interest of entities under common control, the Company's historical financial statements for the three and six months ended June 30, 2016 previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to Major Energy Companies from April 15, 2016. The unaudited condensed consolidated financial statements for this recast period have been prepared from Major Energy Companies' historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned the Major Energy Companies during the recast period.

Presentation of the Acquisition of Perigee Energy, LLC

On February 3, 2017, NG&E, an affiliate of the Company, completed the acquisition of 100% of the membership interests of Perigee. On April 1, 2017, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of Perigee from NG&E. As the acquisition of Perigee was a transfer of equity interest of entities under common control, the Company's historical financial statements have been recast in this form 10-Q to include the results attributable to Perigee from February 3, 2017. The unaudited condensed consolidated financial statements for this recast period have been prepared from Perigee's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Perigee during the recast period.

Restricted Cash

Restricted cash includes cash balances held in escrow, which will be settled as acquired customers are transferred to the Company.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements. See Note 16 "Subsequent Events" for further discussion.

Recent Accounting Pronouncements

Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 on January 1, 2017.

The new standard requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts were recognized in additional paid-in capital and presented as a financing activity on the statement of cash flows. Net excess tax benefits of $0.2 million were recognized as a reduction of income taxes for the six months ended June 30, 2017. Prior periods have not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows were included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in a $1.7 million impact on the statement of cash flow for the six months ended June 30, 2017.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-18 effective April 1, 2017, and has included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Standards Being Evaluated/Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt the standard using the modified retrospective approach. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met:

•	The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

3. Acquisitions

Acquisition of Perigee

On April 1, 2017, the Company and Spark Holdco completed the purchase of all of the outstanding membership interest of Perigee, a Texas limited liability company with operations across 14 utilities in Connecticut, Delaware, Massachusetts, New York and Ohio. The purchase price for Perigee from NG&E was approximately $4.4 million, which consisted of a base price of $2.0 million, $0.2 million additional customer option payment, and $2.2 million in working capital, subject to adjustments.

The acquisition of Perigee by the Company and Spark HoldCo from NG&E was a transfer of equity interests of entities under common control on April 1, 2017. Accordingly, the assets acquired and liabilities assumed were based on their historical value as of April 1, 2017. NG&E acquired Perigee on February 3, 2017 and the fair value of the net assets acquired were as follows (in thousands):

Cash	$23
Intangible assets - customer relationships	1,100
Goodwill	1,540
Net working capital, net of cash acquired	2,085
Fair value of derivative liabilities	(443)
Total	$4,305

The initial working capital estimate paid for Perigee by NG&E was $2.6 million and is subject to adjustment as of June 30, 2017. The Company subsequently paid $2.2 million in working capital to NG&E on April 1, 2017. Finalization of the Company's working capital adjustment with NG&E is still pending as of June 30, 2017, subject to finalization of the working capital estimate as of February 3, 2017. An estimated working capital adjustment between the Company and NG&E of $1.3 million was recorded as of June 30, 2017 and is included in accounts receivable - affiliates.

Customer relationships

The acquired customer relationships intangibles related to Perigee are reflective of Perigee's customer base, and were valued at the respective dates of acquisition using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, fixed assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return by retail unit to arrive at the present value of the expected future cash flows.

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of Perigee by NG&E primarily due to the value of Perigee's access to a new utility service territory. Goodwill recorded in connection with the acquisition of Perigee is deductible for income tax purposes because the acquisition of Perigee was an acquisition of all of the assets of Perigee. The valuation and purchase price allocation of Perigee was based on a preliminary fair value analysis performed as of February 3, 2017, the date Perigee was acquired by NG&E. During the measurement period, the Company will record adjustments to the working capital balances upon settlement of the final working capital balances per the terms of the purchase agreement.

We have not included pro forma information for Perigee acquisition because it did not have a material impact on our financial position or results of operations.

Acquisition of the Provider Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of the Provider Companies. The Provider Companies serve electrical customers in Maine, New Hampshire and Massachusetts. The purchase price for the Provider Companies was approximately $34.1 million, which included $1.3 million in working capital, subject to adjustments, and up to $9.0 million in earnout payments, valued at $4.8 million as of the purchase date, to be paid by June 30, 2017, subject to the achievement of certain performance targets (the "Provider Earnout"). See Note 10 "Fair Value Measurements" for further discussion on the Provider Earnout, including the final earnout payment made in June 2017. The purchase price was funded by the issuance of 1,399,484 shares of Class B common stock (and a corresponding number of Spark HoldCo units) sold to Retailco, valued at $14.0 million based on a value of $10 per share; borrowings under the Senior Credit Facility of $10.6 million; and $3.8 million in net installment consideration to be paid in ten monthly payments that commenced in August 2016. The first payment of $0.4 million was made with the initial consideration paid. See Note 9 "Debt" for further discussion of the Senior Credit Facility.

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

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the transfer of all of the outstanding membership interests of the Major Energy Companies, which are retail energy companies operating in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania across 43 utilities, from NG&E in exchange for consideration of $63.4 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). The Company is obligated to issue up to 400,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (81,436 shares valued at $10 per share) as of the purchase date (the "Stock Earnout"). See Note 10 "Fair Value Measurements" for further discussion on the Major Earnout and Stock Earnout. The purchase price was funded by the issuance of 4,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $10 per share, to NG&E. NG&E is owned by our Founder.

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

	Reported as of December 31, 2016	Q1 2017 Adjustments (1)	June 30, 2017
Cash	$17,368	$—	$17,368
Property and equipment	14	—	14
Intangible assets - customer relationships & non-compete agreements	24,271	—	24,271
Other assets - trademarks	4,973	—	4,973
Non-current deferred tax assets	1,042	—	1,042
Goodwill	34,728	260	34,988
Net working capital, net of cash acquired	(6,746)	—	(6,746)
Fair value of derivative liabilities	(7,260)	—	(7,260)
Total	$68,390	$260	$68,650
(1) Changes to the purchase price allocation in the first quarter of 2017 related to NG&E's working capital settlement with the Major Energy Companies' sellers. No adjustments were recorded subsequent to the first quarter of 2017.

The initial working capital estimate paid to the Major Energy Companies by NG&E was $10.3 million. The Company subsequently paid $4.3 million in working capital to NG&E on August 23, 2016. Approximately $6.0 million was recorded as an equity transaction and treated as a contribution on August 23, 2016, revised to $4.9 million and $4.7 million based on the estimated working capital true-up adjustments with NG&E as of March 31, 2017 and December 31, 2016, respectively. An estimated working capital adjustment between the Company and NG&E of $1.4 million was recorded as of December 31, 2016 and is included in accounts payable - affiliates at

June 30, 2017 and December 31, 2016. The Stock Earnout of $0.8 million due to NG&E is also reflected as a reduction to equity as of June 30, 2017 and December 31, 2016. Finalization of the Company's working capital adjustment with NG&E was completed prior to April 15, 2017.
The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurement ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 10 "Fair Value Measurements" for further discussion on the fair values hierarchy.

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Major Energy Companies by NG&E primarily due to the value of the Major Energy Companies brand strength, established vendor relationships and access to new utility service territories. Goodwill recorded in connection with the acquisition of the Major Energy Companies is deductible for income tax purposes because the acquisition of the Major Energy Companies was an acquisition of all of the assets of the Major Energy Companies. The valuation and purchase price allocation of the Major Energy Companies was based on a preliminary fair value analysis performed as of April 15, 2016, the date the Major Energy Companies were acquired by NG&E. During the measurement period, the Company recorded adjustments to the working capital balances upon settlement of the final working capital balances per the terms of the purchase agreement.

Goodwill was transferred to the Company based on the acquisition of the Major Energy Companies by NG&E on April 15, 2016. Goodwill recorded in connection with the transfer of the Major Energy Companies is deductible for income tax purposes.

In December 2016, certain executives of the Major Energy Companies exercised a change of control provision under employment agreements with the Major Energy Companies. As a result, the Company recorded employment contract termination costs of $4.1 million as of December 31, 2016. The Company paid employment contract termination costs totaling $1.9 million during the six months ended June 30, 2017. As of June 30, 2017, the Company's liability related to the contract termination costs was $2.2 million, to be paid over a 22 month period beginning April 1, 2017.

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

The Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo at December 31, 2016 and June 30, 2017, respectively.

Non-controlling Interest Economic Interest

	The Company	NuDevco Retail and Retailco (1) (2)
December 31, 2016	38.85%	61.15%
June 30, 2017	38.12%	61.88%
.
(1) In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers.
(2) In January 2017, Retailco converted the CenStar Note and Oasis Note into 269,462 and 766,180 shares, respectively, of Class B common stock.

The following table summarizes the portion of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income allocated to non-controlling interest	$3,164	$16,777	$11,569	$28,785
Income tax expense (benefit) allocated to non-controlling interest	(428)	124	(885)	564
Net income attributable to non-controlling interest	$3,592	$16,653	$12,454	$28,221

Stock Split

On May 22, 2017, the Company authorized and approved a two-for-one stock split of the Company's issued Class A common stock and Class B common stock, which was effected through a stock dividend (the "Stock Split"). Shareholders of record at the close of business on June 5, 2017 were issued one additional share of Class A common stock or Class B common stock of the Company for each share of Class A common stock or Class B common stock, respectively, held by such shareholder on that date. Such additional shares of Class A common stock or Class B common stock were distributed on June 16, 2017. All shares and per share amounts in this report have been retrospectively restated to reflect the Stock Split.

Share Repurchase Program

On May 23, 2017, the Company authorized a share repurchase program of up to $50.0 million of Spark Class A common stock through December 31, 2017. The Company funds the program through available cash balances, its credit facilities, and operating cash flows. The shares of Class A common stock may be repurchased from time to time in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The repurchase program does not obligate Spark to acquire any particular amount of Class A common stock and it may be modified or suspended at any time, and can be terminated prior to completion.

The Company uses the cost method to account for its treasury shares. Purchases of shares of Class A common stock are recorded at cost, and the gross cost of the Class A common stock purchased is charged to a contra equity account entitled "Treasury Stock."

During the three and six months ended June 30, 2017, the Company repurchased 59,726 shares of its Class A common stock at a weighted-average price of $21.52 per share, for a total cost of approximately $1.3 million.

Class A Common Stock

The Company had a total of 13,175,356 and 12,993,118 shares of its Class A common stock outstanding at June 30, 2017 and December 31, 2016, respectively, and 59,726 and zero shares of treasury stock at June 30, 2017 and December 31, 2016, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally. All shares and per share amounts in this Quarterly Report on Form 10-Q have been retrospectively restated to reflect the Stock Split.

Class B Common Stock

The Company has a total of 21,485,126 and 20,449,484 shares of its Class B common stock outstanding at June 30, 2017 and December 31, 2016, respectively. Each share of Class B common stock, all of which are held by NuDevco Retail and Retailco, have no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally. All outstanding shares and per share amounts in this Quarterly Report on Form 10-Q have been retrospectively restated to reflect the Stock Split.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Conversion of CenStar and Oasis Notes

On January 8, 2017 and January 31, 2017, respectively, the CenStar Note and Oasis Note were converted into 269,462 and 766,180 shares of Class B common stock (and related Spark HoldCo units). Refer to Note 9 "Debt" for further discussion.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to stockholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they are not participating securities and have no economic interest in the Company. Diluted earnings per share is similarly calculated except that the denominator is increased (1) using the treasury stock method to determine the potential dilutive effect of the Company's outstanding unvested restricted stock units, (2) using the if-converted method to determine the potential dilutive effect of the Company's Class B common stock and (3) using the if-converted method to determine the potential dilutive effect of the outstanding convertible subordinated notes into the Company's Class B common stock. All shares and per share amounts in this Quarterly Report on Form 10-Q have been retrospectively restated to reflect the Stock Split.

The following table presents the computation of earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Spark Energy, Inc. stockholders	$1,079	$2,341	$3,349	$6,514
Less: Accumulated dividend on Series A preferred stock	991	—	1,174	—
Net income attributable to stockholders of Class A common stock	$88	$2,341	$2,175	$6,514

Basic weighted average Class A common shares outstanding	13,104	12,086	13,050	9,799
Basic EPS attributable to stockholders	$0.01	$0.19	$0.17	$0.66

Net income attributable to stockholders of Class A common stock	$88	$2,341	$2,175	$6,514
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock (1)	—	(332)	—	(312)
Diluted net income attributable to stockholders of Class A common stock	88	2,009	2,175	6,202

Basic weighted average Class A common shares outstanding	13,104	12,086	13,050	9,799
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock (1)	—	986	—	986
Effect of dilutive restricted stock units	272	206	207	174
Diluted weighted average shares outstanding	13,376	13,278	13,257	10,959

Diluted EPS attributable to stockholders	$0.01	$0.15	$0.16	$0.57

(1) The CenStar Note and Oasis Note converted into 269,462 and 766,180 shares of Class B common stock on January 8, 2017, and January 31, 2017, respectively.

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the three and six months ended June 30, 2017 as the effect of the conversion was antidilutive.

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of June 30, 2017 (in thousands):

June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$13,043
Accounts receivable	95,690
Other current assets	122,590
Total current assets	231,323
Non-current assets:
Goodwill	80,947
Other assets	41,927
Total non-current assets	122,874
Total Assets	$354,197

Liabilities
Current liabilities:
Accounts payable and Accrued Liabilities	$74,688
Intercompany payable with Spark Energy, Inc.	23,927
Current portion of Senior Credit Facility	7,500
Contingent consideration	5,856
Other current liabilities	12,060
Total current liabilities	124,031
Long-term liabilities:
Long-term portion of Senior Credit Facility	76,500
Subordinated debt — affiliate	15,000
Contingent consideration	3,986
Other long-term liabilities	5,041
Total long-term liabilities	100,527
Total Liabilities	$224,558

5. Preferred Stock

On March 15, 2017, the Company issued 1,610,000 shares of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"), par value $0.01 per share and liquidation preference $25.00 per share, plus accumulated and unpaid dividends, at a price to the public of $25.00 per share ($24.21 per share to the Company, net of underwriting discounts and commissions). The Company received approximately $39.0 million in net proceeds from the offering, after deducting underwriting discounts and commissions and a structuring fee. Offering expenses of $1.0 million were recorded as a reduction to the carrying value of the Series A Preferred Stock. The net proceeds from the offering were contributed to Spark HoldCo to use for general corporate purposes.

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears as specified in the Series A Preferred Stock Certificate of Designations. From March 15, 2017, the Series A Preferred Stock issuance date, to, but not including, April 15, 2022, the Series A Preferred Stock will accrue dividends at an annual percentage rate of three-month LIBOR plus 6.578%.

The liquidation preference provisions of the Series A Preferred Stock were considered contingent redemption provisions because there were certain rights granted to the holders of the Series A Preferred Stock that were not solely within the control of the Company upon a change in control of the Company. Accordingly, the Series A Preferred Stock is presented within the mezzanine portion of the accompanying consolidated balance sheet.

The Company had a total of 1,610,000 shares of Series A Preferred Stock issued and outstanding at June 30, 2017 and no shares of Series A Preferred Stock issued and outstanding at December 31, 2016. As of June 30, 2017, the Company had accrued $1.2 million related to dividends to holders of Spark's Series A Preferred Stock. This dividend was paid on July 15, 2017.

A summary of the Company's mezzanine equity for the six months ended June 30, 2017 is as follows:

(in thousands)
Mezzanine equity at December 31, 2016	$—
Issuance of Series A Preferred Stock, net of issuance cost	37,937
Accumulated dividends on Series A Preferred Stock	1,174
Mezzanine equity at June 30, 2017	$39,111

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

6. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	June 30, 2017	December 31, 2016
Information technology	2 – 5	$29,998	$29,675
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,026	1,024
Total		35,592	35,267
Accumulated depreciation		(31,599)	(30,561)
Property and equipment—net		$3,993	$4,706
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30, 2017 and December 31, 2016, information technology includes $1.3 million and $1.1 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
7. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	June 30, 2017	December 31, 2016
Goodwill	$80,947	$79,147
Customer relationships - Acquired (1)
Cost	$64,671	$63,571
Accumulated amortization	(37,476)	(31,660)
Customer relationships - Acquired, net	$27,195	$31,911
Customer relationships - Other (2)
Cost	$9,828	$4,320
Accumulated amortization	(3,580)	(2,708)
Customer relationships - Other, net	$6,248	$1,612
Trademarks (3)
Cost	$6,770	$6,770
Accumulated amortization	(672)	(431)
Trademarks, net	$6,098	$6,339
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

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill (1)	Customer Relationships - Acquired	Customer Relationships - Others	Trademarks
Balance at December 31, 2016	$79,147	$31,911	$1,612	$6,339
Additions (Major Working Capital Adjustment)	260	—	—	—
Additions (Perigee)	1,540	1,100	5,508	—
Amortization expense	—	(5,816)	(872)	(241)
Balance at June 30, 2017	$80,947	$27,195	$6,248	$6,098
(1) Changes in goodwill in the six months ended June 30, 2017 include NG&E's working capital settlement with the Major Energy Companies' sellers of $0.3 million and Perigee's goodwill of $1.5 million.

The acquired customer relationship intangibles related to the Major Energy Companies and the Provider Companies were bifurcated between hedged and unhedged customer contracts. The unhedged customer contracts are amortized to depreciation and amortization based on the expected future cash flows by year. The hedged customer contracts were evaluated for favorable or unfavorable positions at the time of acquisition and amortized to retail cost of revenue based on the expected term and position of the underlying fixed price contract in each reporting period. Customer relationship amortization expense for the three and six months ended June 30, 2017 was $3.6 million and $5.8 million, respectively, which is net of $0.6 million amortization expense and $0.5 million amortization gain, respectively, included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at June 30, 2017 is as follows (in thousands):

Year ending December 31,
2017	$7,257
2018	12,393
2019	7,948
2020	3,880
2021	2,811
> 5 years	5,252
Total	$39,541

8. Customer Acquisitions

On April 3, 2017, the Company and Spark HoldCo exercised an option to acquire approximately 41,000 RCEs from a third party for a purchase price of approximately $7.0 million, of which $4.9 million has been paid. The purchase price was capitalized as customer relationships and is being amortized over a three year period as customers begin using electricity under a contract with the Company.

9. Debt
Debt consists of the following amounts (in thousands):

	June 30, 2017	December 31, 2016
Current Portion of Senior Credit Facility - Bridge Loan	$7,500	$—
Current portion of Prior Senior Credit Facility—Working Capital Line (1) (2)	$—	$29,000
Current portion of Prior Senior Credit Facility—Acquisition Line (2)	—	22,287
Current portion of Note Payable—Pacific Summit Energy	—	15,501
Convertible subordinated notes to affiliate	—	6,582
Total current debt	7,500	73,370
Long-term portion of Senior Credit Facility	76,500	—
Subordinated Debt	15,000	5,000
Total long-term debt	91,500	5,000
Total debt	$99,000	$78,370
(1) As of June 30, 2017 and December 31, 2016, the Company had $33.7 million and $29.6 million in letters of credit issued, respectively.
(2) As of June 30, 2017 and December 31, 2016, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.62% and 4.93%, respectively.

Deferred financing costs were $1.6 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively. Of these amounts, $0.8 million and $0.4 million is recorded in other current assets in the condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively, and $0.8 million and zero is recorded in other assets in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, representing capitalized financing costs related to our Senior Credit Facility and Prior Senior Credit Facility.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest incurred on Senior Credit Facility (1)	$543	$405	$1,237	$723
Accretion related to Earnouts (2)	1,433	—	2,660	—
Letters of credit fees and commitment fees	193	183	417	375
Amortization of deferred financing costs	283	117	531	234
Interest incurred on convertible subordinated notes to affiliate (3)	—	127	1,052	253
Interest Expense	$2,452	$832	$5,897	$1,585
(1) Financial information has been recast to include results attributable to the acquisition of the Major Energy Companies by an affiliate on April 15, 2016. See Note 2 and 3 "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions" for further discussion.
(2) Includes accretion related to the Provider Earnout of less than $0.1 million and the Major Earnout of $1.4 million for the three months ended June 30, 2017, and accretion related to the Provider Earnout of $0.1 million and the Major Earnout of $2.6 million for the six months ended June 30, 2017.
(3) Includes amortization of the discount on the convertible subordinated notes to affiliates of $0.0 million and $0.0 million, respectively, for the three and six months ended June 30, 2017, and amortization of the discount on the convertible subordinated notes to affiliates of less than $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2016.
Prior Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower,” and together with Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC, each a subsidiary of Spark HoldCo, the “Co-Borrowers”) were party to a senior secured revolving credit facility (“Prior Senior Credit Facility”), which included a senior secured revolving working capital facility up to $82.5 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity.

The Prior Senior Credit Facility had a maturity date of July 8, 2017. The outstanding balances under the Working Capital Line and the Acquisition Line were paid in full on May 19, 2017 upon execution of the Company's new Senior Credit Facility.

Senior Credit Facility
On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (the “Senior Credit Facility”) in an aggregate amount of $120.0 million. The Co-Borrowers are entitled to request an increase in the Senior Credit Facility amount up to $150.0 million provided that, among other things, (i) no event of default or default exists or would exist after giving effect thereto and (ii) evidence of the Co-Borrowers’ compliance with financial covenants on a pro forma basis before and after giving effect to such increase.

Subject to applicable sublimits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans up to $85.0 million (“Working Capital Loans”), and bridge loans up to $30.0 million (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to refinance loans outstanding under the previous Senior Credit Facility, pay fees and expenses in connection with the current Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of the Company’s Class A common stock.

The Senior Credit Facility will mature on May 19, 2019, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit will be repaid 25% per year, with the remainder due at maturity.

At our election, the interest rate for Working Capital Loans and Letters of Credit under the Senior Credit Facility is generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.00% per annum (based on the prevailing utilization); or

•
the alternate base rate plus an applicable margin of up to 2.00% per annum (based on the prevailing utilization). The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

Bridge Loan borrowings, if any, under the Senior Credit Facility are generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of 3.75% per annum; or

•
the alternate base rate plus an applicable margin of 2.75% per annum. The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

The Co-Borrowers will pay a commitment fee of 0.50% quarterly in arrears on the unused portion of the Senior Credit Facility. In addition, the Co-Borrowers will be subject to additional fees including an upfront fee, an annual agency fee, and letter of credit fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit.

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense (other than interest paid-in-kind in respect of any Subordinated Debt but including interest in respect of that certain promissory note made by Censtar Energy Corp in connection with the permitted acquisition from Verde Energy USA Holdings, LLC), letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity of the Company), distributions, the aggregate amount of repurchases of the Company’s Class A common stock or commitments for such purchases, taxes and scheduled amortization payments.

•	Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding eligible subordinated debt) to Adjusted EBITDA of no more than 2.00 to 1.00.

The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

•	incur certain additional indebtedness;

•	grant certain liens;

•	engage in certain asset dispositions;

•	merge or consolidate;

•	make certain payments, distributions, investments, acquisitions or loans;

•	materially modify certain agreements; or

•	enter into transactions with affiliates.

The Senior Credit Facility is secured by pledges of the equity of the portion of Spark HoldCo owned by the Company, the equity of Spark HoldCo’s subsidiaries, the Co-Borrowers’ present and future subsidiaries, and substantially all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts.

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock and will be entitled to repurchase up to an aggregate amount of 10,000,000 shares of the Company’s Class A common stock through one or more normal course open market purchases through NASDAQ so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits.

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, failure of Nathan Kroeker to retain his position as President and Chief Executive Officer of the Company, and failure of W. Keith Maxwell III to retain his position as chairman of the board of directors. A default will also occur if at any time W. Keith Maxwell III ceases to, directly or indirectly, own at least 13,600,000 Class A and Class B shares on a combined basis (to be adjusted by any stock split, subdivisions or other stock reclassification or recapitalization), and a controlling percentage of the voting equity interest of the Company, and certain other changes in control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

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

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to RAC for $2.1 million on July 8, 2015. The CenStar Note matures on July 8, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay interest in kind at its option. The CenStar Note is convertible into shares of the Company’s Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $8.285 per share. RAC may not exercise conversion rights for the first eighteen months after the CenStar Note is issued. The CenStar Note is subject to automatic conversion upon a sale of the Company. The CenStar Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the CenStar Note will be entitled to registration rights identical to the registration rights currently held by NuDevco Retail and Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the CenStar Note into 269,462 shares of Class B common stock. RAC assigned the CenStar Note to Retailco on January 4, 2017, and on January 8, 2017, the CenStar Note was converted into 269,462 shares of Class B common stock.

In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. The Oasis Note matures on July 31, 2020, and bears interest at an annual rate of 5%, payable semiannually. The Company has the right to pay-in-kind any interest at its option. The Oasis Note is convertible into shares of the Company's Class B common stock, par value $0.01 per share (and a related unit of Spark HoldCo) at a conversion price of $7.00 per share. RAC may not exercise conversion rights for the first eighteen months after the Oasis Note is issued. The Oasis Note is subject to automatic conversion upon a sale of the Company. The Oasis Note is subordinated in certain respects to the Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal so long as the Company is in compliance with its covenants; is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the Oasis Note will be entitled to registration rights identical to the registration rights currently held by NuDevco Retail and Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the Oasis Note into 766,180 shares of Class B common stock. RAC assigned the Oasis Note to Retailco on January 4, 2017, and on January 31, 2017 the Oasis Note was converted into 766,180 shares of Class B common stock.

The conversion rate of $7.00 per share for the Oasis Note was fixed as of the date of the execution of the Oasis acquisition agreement on May 12, 2015. Due to a rise in the price of our common stock from May 12, 2015 to the closing of Oasis acquisition on July 31, 2015, the conversion rate of $7.00 per share was below the market price per share of Class A common stock of $8.11 on the issuance date of the Oasis Note on July 31, 2015. As a result, the Company assessed the Oasis Note for a beneficial conversion feature. Due to this conversion feature being "in-the-money" upon issuance, we recognized a beneficial conversion feature based on its intrinsic value of $0.8 million as a discount to the Oasis Note and as additional paid-in capital. This discount was amortized as interest expense under the effective interest method over the life of the Oasis Note through the conversion on January 31, 2017, at which time the remaining $1.0 million beneficial conversion feature was written-off and recognized as interest expense.

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of June 30, 2017, there was $15.0 million outstanding borrowings under the subordinated note, and at December 31, 2016, there was $5.0 million in outstanding borrowings under the subordinated note.

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
10. Fair Value Measurements
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

	Level 1	Level 2	Level 3	Total
June 30, 2017
Non-trading commodity derivative assets	$—	$487	$—	$487
Trading commodity derivative assets	67	403	—	470
Total commodity derivative assets	$67	$890	$—	$957
Non-trading commodity derivative liabilities	$(160)	$(10,394)	$—	$(10,554)
Trading commodity derivative liabilities	(51)	(53)	—	(104)
Total commodity derivative liabilities	$(211)	$(10,447)	$—	$(10,658)
Contingent payment arrangement	$—	$—	$(9,842)	$(9,842)

	Level 1	Level 2	Level 3	Total
December 31, 2016
Non-trading commodity derivative assets	$1,511	$9,385	$—	$10,896
Trading commodity derivative assets	101	430	—	531
Total commodity derivative assets	$1,612	$9,815	$—	$11,427
Non-trading commodity derivative liabilities	$—	$(661)	$—	$(661)
Trading commodity derivative liabilities	—	(87)	—	(87)
Total commodity derivative liabilities	$—	$(748)	$—	$(748)
Contingent payment arrangement	$—	$—	$(22,653)	$(22,653)
The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2017 and the year ended December 31, 2016.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk, which is calculated based on the Company’s or the counterparty’s historical credit risks. As of June 30, 2017 and December 31, 2016, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of June 30, 2017, the estimated earnout obligations were $9.8 million, which was comprised of the Major Earnout and the Stock Earnout in the amount of $9.8 million, and less than $0.1 million, respectively. The final Provider Earnout payment was paid in June 2017. As of December 31, 2016, the estimated earnout obligations were $22.7 million, which was comprised of the Provider Earnout, the Major Earnout and the Stock Earnout in the amount of $4.9 million, $17.1 million, and $0.7 million, respectively. As of June 30, 2017, the estimated earnouts are recorded on our condensed consolidated balance sheets in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $5.8 million and $4.0 million, respectively; and as of December 31, 2016, in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $11.8 million and $10.8 million, respectively.
The Provider Earnout was based on achievement by the Provider Companies of a certain customer count criteria over the nine month period following the closing of the Provider Companies acquisition. The sellers of the Provider Companies were entitled to a maximum of $9.0 million and a minimum of $5.0 million in earnout payments based on the level of customer count attained, as defined by the Provider Companies membership interest purchase agreement. In March and June 2017, the Company paid the sellers of the Provider Companies $1.0 million and $4.5 million, respectively, related to the earnout based on the achievement of certain customer count and sales targets. During the three and six months ended June 30, 2017, the Company recorded accretion of less than $0.1 million and $0.1 million, respectively, to reflect the impact of the time value of the liability prior to the final payment in June 2017. The Company additionally recorded $0.5 million of general and administrative expense related to the change in fair value of the earnout prior to the final payment in June 2017.

The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 400,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). Based on the financial results of the Major Energy Companies during the first earnout period, NG&E was not entitled to receive an issuance of shares of Class B common stock (and a corresponding number of SparkHoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. In March 2017, the Company paid the previous members of the Major Energy Companies $7.4 million related to the period from April 15, 2016 through December 31, 2016. During the three and six months ended June 30, 2017, the Company recorded accretion of $1.4 million and $2.6 million, respectively, to reflect the impact of the time value of the liability. The Company revalued the liability at June 30, 2017, resulting in the decrease of the fair value of the liability to $9.8 million. The impact of the $3.1 million decrease in fair value is recorded in general and administrative expenses. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
The following tables present reconciliations of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2017 and December 31, 2016.

	Major Earnout and Stock Earnout	Provider Earnout	Total
Fair value at December 31, 2016	$17,760	$4,893	$22,653
Change in fair value of contingent consideration, net	(3,068)	500	(2,568)
Accretion of contingent earnout consideration (included within interest expense)	2,553	107	2,660
Payments (1)	(7,403)	(5,500)	(12,903)
Fair Value at June 30, 2017	$9,842	$—	$9,842
(1) Payments include pay downs at maturity
Other Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, accounts payable, accounts payable—affiliates, and accrued liabilities recorded in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items. The carrying amounts of the Senior Credit Facility and Prior Senior Credit Facility recorded in the condensed consolidated balance sheets approximate fair value because of the variable rate nature of the Company’s line of credit. The fair value of our convertible subordinated notes to affiliates is not determinable for accounting purposes due to the affiliate nature and terms of the associated debt instrument with the affiliate. The fair value of the payable pursuant to tax receivable agreement—affiliate is not determinable for accounting purposes due to the affiliate nature and terms of the associated agreement with the affiliate.
11. Accounting for Derivative Instruments
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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2017 and December 31, 2016, the Company had paid $0.3 million and zero in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	June 30, 2017	December 31, 2016
Natural Gas	MMBtu	9,054	8,016
Natural Gas Basis	MMBtu	—	—
Electricity	MWh	5,001	3,958
Trading

Commodity	Notional	June 30, 2017	December 31, 2016
Natural Gas	MMBtu	683	(953)
Natural Gas Basis	MMBtu	78	(380)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017	2016
(Loss) gain on non-trading derivatives, net	$(10,202)	$13,322
Gain (loss) on trading derivatives, net	525	(77)
(Loss) gain on derivatives, net	(9,677)	13,245
Current period settlements on non-trading derivatives (1) (2) (3)	4,020	953
Current period settlements on trading derivatives	(24)	71
Total current period settlements on derivatives	$3,996	$1,024
(1) Excludes settlements of $0.9 million for the three months ended June 30, 2016 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis and $3.4 million for the three months ended June 30, 2016 related to Major Energy Companies.
(2) Excludes settlements of $1.3 million for the three months ended June 30, 2017 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.
(3) Excludes settlements of $0.4 million for the three months ended June 30, 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.

	Six Months Ended June 30,
	2017	2016
(Loss) gain on non-trading derivatives, net	$(31,578)	$3,702
Gain (loss) on trading derivatives, net	105	(206)
(Loss) gain on derivatives, net	(31,473)	3,496
Current period settlements on non-trading derivatives (1) (2) (3)	11,535	12,230
Current period settlements on trading derivatives	(184)	66
Total current period settlements on derivatives	$11,351	$12,296
(1) Excludes settlements of less than $0.1 million and $0.1 million, respectively, for the six months ended June 30, 2017 and 2016 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.
(2) Excludes settlements of less than $0.1 million for the six months ended June 30, 2017 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies and $3.4 million for the six months ended June 30, 2016 related to Major Energy Companies.
(3) Excludes settlements of $0.4 million for the six months ended June 30, 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.

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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	June 30, 2017
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$2,160	$(1,557)	$603	$—	$603
Trading commodity derivatives	264	(32)	232	—	232
Total Current Derivative Assets	2,424	(1,589)	835	—	835
Non-trading commodity derivatives	1,029	(1,145)	(116)	—	(116)
Trading commodity derivatives	306	(68)	238	—	238
Total Non-current Derivative Assets	1,335	(1,213)	122	—	122
Total Derivative Assets	$3,759	$(2,802)	$957	$—	$957

	June 30, 2017
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(22,183)	$15,040	$(7,143)	$300	$(6,843)
Trading commodity derivatives	(128)	24	(104)	—	(104)
Total Current Derivative Liabilities	(22,311)	15,064	(7,247)	300	(6,947)
Non-trading commodity derivatives	(8,399)	4,688	(3,711)	—	(3,711)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(8,399)	4,688	(3,711)	—	(3,711)
Total Derivative Liabilities	$(30,710)	$19,752	$(10,958)	$300	$(10,658)

	December 31, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$19,657	$(11,844)	$7,813	$—	$7,813
Trading commodity derivatives	614	(83)	531	—	531
Total Current Derivative Assets	20,271	(11,927)	8,344	—	8,344
Non-trading commodity derivatives	7,874	(4,791)	3,083	—	3,083
Total Non-current Derivative Assets	7,874	(4,791)	3,083	—	3,083
Total Derivative Assets	$28,145	$(16,718)	$11,427	$—	$11,427

	December 31, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(662)	$69	$(593)	$—	$(593)
Trading commodity derivatives	(92)	5	(87)	—	(87)
Total Current Derivative Liabilities	(754)	74	(680)	—	(680)
Non-trading commodity derivatives	(305)	237	(68)	—	(68)
Total Non-current Derivative Liabilities	(305)	237	(68)	—	(68)
Total Derivative Liabilities	$(1,059)	$311	$(748)	$—	$(748)

12. Income Taxes

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

On February 3, 2016, Retailco exchanged 2,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $8.0 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at December 31, 2016.

On April 1, 2016, Retailco exchanged 3,450,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $7.6 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $10.3 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $3.9 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at December 31, 2016.

On June 8, 2016, Retailco exchanged 1,000,000 of its Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock. The exchange resulted in a step up in tax basis, which gave rise to a deferred tax asset of approximately $5.3 million on the exchange date. In addition, the Company recorded an additional long-term liability as a result of the exchange of approximately $6.9 million pursuant to the Tax Receivable Agreement and a corresponding long-term deferred tax asset of approximately $2.6 million. The initial estimate for the deferred tax asset, net of the liability, under the Tax Receivable Agreement was recorded within additional paid-in capital on our condensed consolidated balance sheet at December 31, 2016.

The Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of June 30, 2017, the Company had a total liability of $49.9 million for the effect of the Tax Receivable Agreement liability, with approximately $1.4 million classified as short-term liability and the remainder as a long-term liability. The Company had a long-term deferred tax asset of approximately $19.7 million related to the Tax Receivable Agreement liability. See Note 14 "Transactions with Affiliates" for further discussion.

The effective U.S. federal and state income tax rate for the six months ended June 30, 2017 and 2016 is 15.1% and 14.1%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The higher effective tax rate for the six months ended June 30, 2017 is primarily attributable to the mix of earnings between corporate and partnership income.

Total income tax expense for the six months ended June 30, 2017 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
13. Commitments and Contingencies
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

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2006 to 2016 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. As of June 30, 2017, we have accrued $1.8 million related to indirect tax audits. The outcome of these indirect tax audits may result in additional expense.

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

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. The appellate hearing was held on June 1, 2017. No appellate decision has been issued to date. As of December 31, 2016 and June 30, 2017, respectively, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage for any actual exposure in this appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in mid-2016, enrolled customers through fraudulent and misleading advertising and promotions prior to the acquisition. Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. On July 7, 2017, Plaintiffs filed a Motion for Leave to Amend their Complaint to add a new Plaintiff. Discovery has not yet commenced in this matter. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. The district court has ordered briefing on Defendant’s motion to dismiss. The Company currently cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

14. Transactions with Affiliates

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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three and six months ended June 30, 2017.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $3.9 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively, and current accounts payable—affiliates of $4.1 million and $3.8 million as of June 30, 2017 and December 31, 2016, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.

Convertible Subordinated Notes to Affiliate

In connection with the financing of the CenStar acquisition, the Company, together with Spark HoldCo, issued the CenStar Note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million on July 8, 2015. In connection with the financing of the Oasis acquisition, the Company, together with Spark HoldCo, issued the Oasis Note to RAC for $5.0 million on July 31, 2015. RAC converted the CenStar Note and the Oasis Note into shares of Class B common stock on January 8, 2017 and January 31, 2017, respectively. Refer to Note 9 "Debt" for further discussion.
Revenues and Cost of Revenues—Affiliates
The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from an affiliate. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 related to this agreement were zero and $0.4 million, respectively. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 related to this agreement were zero and $1.6 million, respectively.
The Company also purchases natural gas at a nearby third-party plant inlet that is then sold to an affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 related to these sales were zero and less than $0.1 million, respectively. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 related to these sales were zero and $0.2 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with another affiliate at its pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement renews annually on February 28 at a fixed rate per MMBtu without a minimum monthly payment. While this transportation agreement remains in effect, this entity is no longer an affiliate as our Founder terminated his interest in the affiliate on May 16, 2016. Cost of revenues—affiliates, recorded in retail cost of revenues in the condensed consolidated statements of operations related to this activity, was less than $0.1 million, for the three and six months ended June 30, 2016.
Cost Allocations

The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was $6.3 million and $13.7 million, respectively, for the three and six months ended June 30, 2017.

Of the $6.3 million and $13.7 million total net amounts directly billed and allocated from affiliates, the Company recorded general and administrative expense of $5.4 million and $11.9 million for the three and six months ended June 30, 2017, respectively, in the condensed consolidated statement of operations in connection with fees paid, net of damages charged, under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.2 million and $0.3 million of property and equipment for the application, development and implementation of various systems during three and six months ended June 30, 2017.

The total net amount direct billed and allocated from affiliates was $4.6 million and $9.6 million, respectively, for the three and six months ended June 30, 2016. Of this total net amount, $3.8 million and $8.0 million were recorded as general and administrative expenses for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.1 million of property and equipment were capitalized for the application, development, and implementation of various systems.

Distributions to and Contributions from Affiliates

During the six months ended June 30, 2017 and 2016, the Company made net capital distributions to NuDevco Retail and Retailco of $7.8 million and $6.4 million, respectively, in conjunction with the payment of quarterly distributions attributable to its Spark HoldCo units. During the six months ended June 30, 2017 and 2016, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $12.0 million and $3.5 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three and six months ended June 30, 2017, the Company received zero and $0.7 million, respectively, for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act accrued at December 31, 2016. The amount was recorded as an increase to additional paid-in capital in our condensed consolidated balance sheet as of December 31, 2016.

Class B Common Stock

In connection with the Major Energy Companies acquisition, the Company issued Retailco 4,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E. In connection with the financing of the Provider Companies acquisition, the Company sold 1,399,484 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to RetailCo, valued at $14.0 million based on a value of $10 per share.

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of June 30, 2017 and December 31, 2016, there was $15.0 million and $5.0 million, respectively, in outstanding borrowings under the subordinated note.

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement with Spark HoldCo, NuDevco Retail Holdings and NuDevco Retail. This agreement generally provides for the payment by the Company to Retailco, LLC (as successor to NuDevco Retail Holdings) and NuDevco Retail of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail Holdings, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these tax savings. See Note 12 "Income Taxes" for further discussion.

In certain circumstances, the Company may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the Tax Receivable Agreement, which are currently Retailco and NuDevco Retail. During the five-year period ending September 30, 2019, the Company will defer all or a portion of any TRA Payment owed pursuant to the Tax Receivable Agreement to the extent that Spark HoldCo does not generate sufficient Cash Available for Distribution (as defined below) during the four-quarter period ending September 30th of the applicable year in which the TRA Payment is to be made in an amount that equals or exceeds 130% (the “TRA Coverage Ratio”) of the Total Distributions (as defined below) paid in such four-quarter period by Spark HoldCo. For purposes of computing the TRA Coverage Ratio:

•
“Cash Available for Distribution” is generally defined as the Adjusted EBITDA of Spark HoldCo for the applicable period, less (i) cash interest paid by Spark HoldCo, (ii) capital expenditures of Spark HoldCo (exclusive of customer acquisition costs) and (iii) any taxes payable by Spark HoldCo; and

•
“Total Distributions” are defined as the aggregate distributions necessary to cause the Company to receive distributions of cash equal to (i) the targeted quarterly distribution the Company intends to pay to holders of its Class A common stock and Series A Preferred Stock payable during the applicable four-quarter period, plus (ii) the estimated taxes payable by the Company during such four-quarter period, plus (iii) the expected TRA Payment payable during the calendar year for which the TRA Coverage Ratio is being tested.

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

Following the five-year deferral period ending September 30, 2019, the Company will be obligated to pay any outstanding deferred TRA Payments to the extent such deferred TRA Payments do not exceed (i) the lesser of the Company's proportionate share of aggregate Cash Available for Distribution of Spark HoldCo during the five-year deferral period or the cash distributions actually received by the Company during the five-year deferral period, reduced by (ii) the sum of (a) the aggregate target quarterly dividends (which, for the purposes of the Tax Receivable Agreement, will be $0.18125 per Class A common stock share and $0.546875 per Series A Preferred Stock share per quarter) during the five-year deferral period, (b) the Company's estimated taxes during the five-year deferral period, and (c) all prior TRA Payments and (y) if with respect to the quarterly period during which the deferred TRA Payment is otherwise paid or payable, Spark HoldCo has or reasonably determines it will have amounts necessary to cause the Company to receive distributions of cash equal to the target quarterly distribution payable during that quarterly period. Any portion of the deferred TRA Payments not payable due to these limitations will no longer be payable.

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The initial payment of $1.4 million deferred until May 2018 was reclassified to a current liability as of June 30, 2017. As of June 30, 2017, we do not expect to meet the threshold coverage ratio required to fund the payment to Retailco, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2017. As such, the payment will be deferred pursuant to the terms thereof. The liability has been classified as non-current in our condensed consolidated balance sheet at June 30, 2017 and December 31, 2016.

15. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $39.2 million and $20.8 million and asset optimization cost of revenues of $39.4 million and $21.5 million for the three months ended June 30, 2017 and 2016, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $101.1 million and $63.1 million and asset optimization cost of revenues of $101.5 million and $63.3 million for the six months ended June 30, 2017 and 2016, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$5,080	$23,729	$18,617	$40,458
Interest and other income	265	(195)	66	(100)
Interest expense	2,452	832	5,897	1,585
Operating Income	7,797	24,366	24,580	41,943
Depreciation and amortization	9,656	8,253	18,926	15,042
General and administrative	19,346	19,799	43,839	37,179
Less:
Net asset optimization expenses	(168)	(677)	(361)	(150)
Net, (loss) gain on non-trading derivative instruments	(10,202)	13,322	(31,578)	3,702
Net, Cash settlements on non-trading derivative instruments	4,020	953	11,535	12,230
Retail Gross Margin	$43,149	$38,820	$107,749	$78,382

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$131,908	$19,528	$—	$—	$151,436
Retail cost of revenues	102,079	12,558	—	—	114,637
Less:
Net asset optimization expenses	—	(168)	—	—	(168)
Losses on non-trading derivatives	(9,333)	(869)	—	—	(10,202)
Current period settlements on non-trading derivatives	4,299	(279)	—	—	4,020
Retail Gross Margin	$34,863	$8,286	$—	$—	$43,149
Total Assets at June 30, 2017	$838,978	$302,637	$247,693	$(980,595)	$408,713
Goodwill at June 30, 2017	$78,417	$2,530	$—	$—	$80,947

Three Months Ended June 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$87,395	$21,986	$—	$—	$109,381
Retail cost of revenues	49,717	7,246	—	—	56,963
Less:
Net asset optimization revenues	—	(677)	—	—	(677)
Gains on non-trading derivatives	10,319	3,003	—	—	13,322
Current period settlements on non-trading derivatives	(272)	1,225	—	—	953
Retail Gross Margin	$27,631	$11,189	$—	$—	$38,820
Total Assets at December 31, 2016	$577,695	$242,739	$169,404	$(613,670)	$376,168
Goodwill at December 31, 2016	$76,617	$2,530	$—	$—	$79,147

Six Months Ended June 30, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$265,602	$82,141	$—	$—	$347,743
Retail cost of revenues	210,923	49,475	—	—	260,398
Less:
Net asset optimization expenses	—	(361)	—	—	(361)
Losses on non-trading derivatives	(28,960)	(2,618)	—	—	(31,578)
Current period settlements on non-trading derivatives	12,005	(470)	—	—	11,535
Retail Gross Margin	$71,634	$36,115	$—	$—	$107,749
Total Assets at June 30, 2017	$838,978	$302,637	$247,693	$(980,595)	$408,713
Goodwill at June 30, 2017	$78,417	$2,530	$—	$—	$80,947

Six Months Ended June 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$149,328	$70,599	$—	$—	$219,927
Retail cost of revenues	96,017	29,746	—	—	125,763
Less:
Net asset optimization revenues	—	(150)	—	—	(150)
Gains on non-trading derivatives	929	2,773	—	—	3,702
Current period settlements on non-trading derivatives	9,345	2,885	—	—	12,230
Retail Gross Margin	$43,037	$35,345	$—	$—	$78,382
Total Assets at December 31, 2016	$577,695	$242,739	$169,404	$(613,670)	$376,168
Goodwill at December 31, 2016	$76,617	$2,530	$—	$—	$79,147
16. Subsequent Events

Acquisition of Verde

On July 1, 2017, the Company and CenStar completed the acquisition from Verde Energy USA Holdings, LLC (the “Seller”) of all of the outstanding membership interests and stock in the Verde Companies (as defined in the Membership Interest and Stock Purchase Agreement, dated as of May 5, 2017, by and among the Company, CenStar and the Seller, as amended). Total consideration paid was approximately $85.8 million, of which approximately $20.8 million was used to purchase positive net working capital. The Company funded the closing consideration through: (i) approximately $6.8 million of cash on hand, (ii) approximately $15.0 million in subordinated debt from the Company's founder and majority shareholder through an existing subordinated debt facility, (iii) approximately $44.0 million in borrowings under its senior secured revolving credit facility, and (iv) the issuance by CenStar to the Seller of a promissory note in the aggregate principal amount of $20.0 million (the “Promissory Note”). The Company deposited $65.8 million of the purchase price due to the Seller before June 30, 2017, immediately prior to payment of such amount on the July 1, 2017 closing date, and has reflected the amount as a deposit in current assets as of June 30, 2017. In addition to the consideration paid at closing, CenStar is obligated to pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months following closing that exceeds certain thresholds, subject to the Verde Companies’ ability to achieve defined customer count criteria. Upon the close of the acquisition, the Verde Companies became restricted subsidiaries and co-borrowers under the Company's Senior Credit Facility.

Declaration of Dividends

On July 19, 2017, the Company declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on August 29, 2017 and payable on September 14, 2017.

On July 19, 2017, the Company declared a quarterly cash dividend in the amount of $0.546875 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.1875 per share. The dividend will be paid on October 16, 2017 to holders of record on October 1, 2017 of Spark's Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared of $2.9 million in the aggregate for the year ended December 31, 2017 based on the Series A Preferred Stock outstanding as of June 30, 2017.

At-the-Market Issuance Sales Agreement
On July 21, 2017, the Company entered into an At-the-Market Issuance Sales Agreement (“the ATM Agreement”) to periodically sell the Company’s Series A Preferred Stock, having an aggregate offering price of up to $50.0 million in market transactions.

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

•	key license retention,

•	increased regulatory scrutiny and compliance costs,

•	our ability to borrow funds and access credit markets,

•	restrictions in our debt agreements and collateral requirements,

•	credit risk with respect to suppliers and customers,

•	level of indebtedness,

•	changes in costs to acquire customers,

•	actual customer attrition rates,

•	actual bad debt expense in non-POR markets,

•	actual results of the companies we acquire,

•	accuracy of billing systems,

•	ability to successfully navigate entry into new markets,

•	whether our majority stockholder or its affiliates offer us acquisition opportunities on terms that are commercially acceptable to us,

•	ability to successfully and efficiently integrate acquisitions into our operations,

•	ability to achieve expected future results attributable to acquisitions,

•	competition, and

•	the "Risk Factors" in our Form 10-K for the year ended December 31, 2016, our Form 10-Q for the quarter ended March 31, 2017 in this report on Form 10-Q, and other public filings and press releases.

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
Overview

Spark Energy, Inc. is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of August 4, 2017, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2017 and 2016, approximately 87% and 80%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2017 and 2016, approximately 13% and 20%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

Recent Developments

New Senior Credit Facility

On May 19, 2017, Spark Energy, Inc., as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (the “Senior Credit Facility”) in an aggregate amount of $120.0 million. The Co-Borrowers are entitled to request an increase in the Senior Credit Facility amount up to $150.0 million provided that, among other things, (i) no event of default or default exists or would exist after giving effect thereto and (ii) evidence of the Co-Borrowers’ compliance with financial covenants on a pro forma basis before and after giving effect to such increase. The Senior Credit Facility replaced the prior senior credit facility, which was set to mature in July 2017.
Termination of Prior Senior Credit Facility

We were previously a party to the Amended and Restated Credit Agreement, dated July 8, 2015, by and among Spark Energy, Inc., as parent, Spark Holdco and the other co-borrowers party thereto, (the “Prior Credit Agreement”), which included a senior secured revolving working capital facility up to $82.5 million and a secured revolving line of credit of $25.0 million to be used specifically for the financing of up to 75% of the cost of acquisitions. On May 19, 2017, in connection with entering into the Senior Credit Facility, we terminated the Prior Credit Agreement.

Stock Split

On May 22, 2017, we authorized and approved a two-for-one stock split of our issued Class A common stock and Class B common stock, which was effected in the form of a stock dividend (the "Stock Split"). Shareholders of record at the close of business on June 5, 2017 were issued one additional share of our Class A common stock or Class B common stock for each share of Class A common stock or Class B common stock, respectively, held by such shareholders on that date. The Stock Split was effected on June 16, 2017. All shares and per share amounts in this Quarterly Report on Form 10-Q have been retrospectively restated to reflect the Stock Split.

Share Repurchase Program

On May 24, 2017, we authorized a share repurchase program of up to $50.0 million of Class A common stock through December 31, 2017. We are funding the program through available cash balances, our credit facilities, and operating cash flows. The shares of Class A common stock may be repurchased from time to time in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The repurchase program does not obligate us to acquire any particular amount of Class A common stock and it may be modified or suspended at any time, and could be terminated prior to completion.

During the three and six months ended June 30, 2017, we repurchased 59,726 shares of our Class A common stock at a weighted-average price of $21.52 per share, for a total cost of $1.3 million.

Declaration of Dividends

On July 19, 2017, we declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on August 29, 2017 and payable on September 14, 2017.

On July 19, 2017, we declared a dividend of $0.546875 to holders of record of our Series A Preferred Stock on October 1, 2017 and payable on October 16, 2017.

Acquisition of Verde

On July 1, 2017, we and CenStar completed the acquisition from Verde Energy USA Holdings, LLC (the “Seller”) of all of the outstanding membership interests and stock in the Verde Companies (as defined in the Membership Interest and Stock Purchase Agreement, dated as of May 5, 2017, by and among us, CenStar and the Seller, as amended). Total consideration paid was approximately $85.8 million, of which approximately $20.8 million was used to purchase positive net working capital. We funded the closing consideration through: (i) approximately $6.8 million of cash on hand, (ii) approximately $15.0 million in subordinated debt from our founder and majority shareholder through the Subordinated Facility (defined below) (iii) approximately $44.0 million in borrowings under the Senior Credit Facility, and (iv) the issuance by CenStar to the Seller of a promissory note in the aggregate principal amount of $20.0 million (the “Promissory Note”). The Company deposited $65.8 million of the purchase price due to the Seller before June 30, 2017, immediately prior to payment of such amount on the July 1, 2017 closing date, and has reflected the amount as a deposit in current assets as of June 30, 2017. In addition to the consideration paid at closing, CenStar is obligated to pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months following closing that exceeds certain thresholds, subject to the Verde Companies’ ability to achieve defined customer count criteria.

At-the-Market Issuance Sales Agreement

On July 21, 2017, we entered into an At-the-Market Issuance Sales Agreement (“the ATM Agreement”) to sell our 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share and liquidation preference $25.00 per share (the "Series A Preferred Stock"), having an aggregate offering price of up to $50.0 million through December 31, 2017. We intend to use the proceeds from any sales pursuant to the ATM Agreement, after deducting the sales agent’s commissions and our offering expenses, for general corporate purposes, which may include, among other things, funding working capital, capital expenditures, liquidity for operational contingencies, debt repayments and acquisitions.

Residential Customer Equivalents

The following table shows activity of our residential customer equivalents ("RCEs") during the three months ended June 30, 2017:

RCEs:
(In thousands)	March 31, 2017 (1)	Additions	Attrition	June 30, 2017	% Increase (Decrease)
Retail Electricity	609	110	(75)	644	6%
Retail Natural Gas	197	10	(25)	182	(8)%
Total Retail	806	120	(100)	826	2%
(1) Includes 17,000 RCEs of Perigee Energy, LLC. See "-Factors Affecting Comparability of Historical Results - Presentation of the Acquisition of Perigee Energy, LLC" for further discussion of our results of Perigee Energy, LLC.

The following table details our count of RCEs by geographical location as of June 30, 2017:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	516	80%	107	59%	623	75%
Midwest	49	8%	46	25%	95	12%
Southwest	79	12%	29	16%	108	13%
Total	644	100%	182	100%	826	100%

The geographical regions noted above include the following states:

•	East - Connecticut, Delaware, Florida, Maine, Maryland (including the District of Columbia), Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Nevada and Texas.

Drivers of our Business

Customer Growth. Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We expect an emphasis on growth through acquisition to continue in 2017.

Acquisitions. Our acquisition strategy has two components. We independently acquire companies and portfolios of companies through some combination of cash, borrowings under the Senior Credit Facility, or through the issuance of common or preferred stock or through financing arrangements with our Founder and his affiliates. Additionally, our Founder formed NG&E in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to us. We currently expect that we would fund any future transaction with NG&E using some combination of cash, subordinated debt, or the issuance of Class A common stock or Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration will depend, among other things, on our capital structure and liquidity at the time of any transaction. There is no guarantee that NG&E will continue to offer us acquisition opportunities. Additionally, as we grow and our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties.

Our ability to grow at historic levels may be constrained if the market for acquisition candidates is limited and we are unable to make acquisitions of portfolios of customers and retail energy companies on commercially reasonable terms.

Organic Growth. Our organic sales strategies are used to both maintain and grow our customer base by offering competitive pricing, price certainty, and/or green product offerings. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price the local regulated utility is offering. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that satisfies our profitability objectives and provides customer value. We develop marketing campaigns using a combination of sales channels, with an emphasis on door-to-door marketing and outbound telemarketing given their flexibility and historical effectiveness. We identify and acquire customers through a variety of additional sales channels, including our inbound customer care call center, online marketing, email, direct mail, affinity programs, direct sales, brokers and consultants. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired growth and profitability targets.

We believe we can continue to grow organically, however achieving significant organic growth rates has become increasingly more difficult given our size, much of which is attributable to recent acquisitions. Additionally, increasing regulatory pressure on marketing channels, such as door-to-door and outbound telemarketing and the ability to manage customer acquisition costs, are significant factors in our ability to grow organically.

Customer Acquisition Costs Incurred

Management of customer acquisition costs is a key component to our profitability. Customer acquisition costs are spending for organic customer acquisitions and do not include customer acquisitions through acquisitions of businesses or portfolios of customer contracts, which are recorded as customer relationships.

We attempt to maintain a disciplined approach to recovery of our customer acquisition costs within defined time periods. We capitalize and amortize our customer acquisition costs over a two year period, which is based on the expected average length of an organic customer relationship. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition spending.

Customer acquisition cost for the three months ended June 30, 2017 was approximately $4.4 million.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended June 30, 2017 was 4.1%. Our customer attrition has been lower in recent quarters as we have increased our focus on the acquisition of higher lifetime value customers. We have also increased our customer win-back efforts, and have more aggressively pursued proactive renewals and other customer relationship strategies to maintain a low level of customer attrition. Although we saw an increase in customer attrition this quarter, attrition for the three months ended June 30, 2017 is in line with attrition for the three months ended June 30, 2016.

Customer Credit Risk

Our bad debt expense for the three and six months ended June 30, 2017 was less than 1.0% of non-POR market retail revenues. An increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets have led to a reduction in the bad debt expense over the past several months. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the three and six months ended June 30, 2017.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration and focus on growth in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. During the three months ended June 30, 2017, we experienced milder than anticipated weather conditions, which negatively impacted overall customer usage.

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

Net asset optimization results were a loss of $0.2 million for the three months ended June 30, 2017, primarily due to $0.8 million of our annual legacy demand charges allocated to the quarter, offset by arbitrage opportunities we captured. During the full year 2017, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

Factors Affecting Comparability of Historical Financial Results

Presentation of the Acquisition of Perigee Energy, LLC

On April 1, 2017, the Company and Spark HoldCo, entered into a Membership Interest Purchase Agreement (the "Perigee Purchase Agreement") with Retailco and NG&E for the purchase of all the membership interests of Perigee Energy, LLC from NG&E. The Company completed the acquisition of Perigee Energy, LLC from NG&E on April 1, 2017. Because the acquisition of Perigee Energy, LLC was a transfer of equity interests of entities under common control, the Company's historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to Perigee Energy, LLC from February 3, 2017. The unaudited condensed consolidated financial statements for this recasted period have been prepared from NG&E's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Perigee Energy, LLC during the recasted period.

How We Evaluate Our Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Adjusted EBITDA	$20,023	$15,699	$54,393	$36,760
Retail Gross Margin	$43,149	$38,820	$107,749	$78,382

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

We deduct all current period customer acquisition costs (representing spending for organic customer acquisitions) in the Adjusted EBITDA calculation because such costs reflect a cash outlay in the period in which they are incurred, even though we capitalize such costs and amortize them over two years in accordance with our accounting policies. The deduction of current period customer acquisition costs is consistent with how we manage our business, but the comparability of Adjusted EBITDA between periods may be affected by varying levels of customer acquisition costs. For example, our Adjusted EBITDA is lower in periods of organic customer growth reflecting larger customer acquisition spending.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income	$4,671	$18,994	$15,803	$34,735
Depreciation and amortization	9,656	8,253	18,926	15,042
Interest expense	2,452	832	5,897	1,585
Income tax expense	409	4,735	2,814	5,723
EBITDA	17,188	32,814	43,440	57,085
Less:
Net, (losses) gains on derivative instruments	(9,677)	13,245	(31,473)	3,496
Net, Cash settlements on derivative instruments	3,996	1,024	11,351	12,296
Customer acquisition costs	4,384	4,670	12,074	6,975
Plus:
Non-cash compensation expense	1,538	1,824	2,905	2,442
Adjusted EBITDA	$20,023	$15,699	$54,393	$36,760

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$23,031	$23,697	$47,406	$49,199
Amortization of deferred financing costs	(283)	(118)	(531)	(235)
Allowance for doubtful accounts and bad debt expense	(563)	445	(919)	(462)
Interest expense	2,452	832	5,897	1,585
Income tax expense	409	4,735	2,814	5,723
Changes in operating working capital
Accounts receivable, prepaids, current assets	(19,159)	(20,531)	(21,541)	(24,138)
Inventory	3,012	1,780	(310)	(1,704)
Accounts payable and accrued liabilities	7,423	4,148	18,109	9,539
Other	3,701	711	3,468	(2,747)
Adjusted EBITDA	$20,023	$15,699	$54,393	$36,760
Cash Flow Data:
Cash flows provided by operating activities	$23,031	$23,697	$47,406	$49,199
Cash flows used in investing activities	(80,652)	(1,029)	(90,265)	(1,862)
Cash flows provided by (used in) financing activities	46,741	(12,770)	37,944	(38,964)

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Retail Gross Margin to Operating Income (Loss):
Operating income	$7,797	$24,366	$24,580	$41,943
Depreciation and amortization	9,656	8,253	18,926	15,042
General and administrative	19,346	19,799	43,839	37,179
Less:
Net asset optimization (expenses) revenues	(168)	(677)	(361)	(150)
Net, Losses on non-trading derivative instruments	(10,202)	13,322	(31,578)	3,702
Net, Cash settlements on non-trading derivative instruments	4,020	953	11,535	12,230
Retail Gross Margin	$43,149	$38,820	$107,749	$78,382
Retail Gross Margin - Retail Natural Gas Segment	$8,286	$11,189	$36,115	$35,345
Retail Gross Margin - Retail Electricity Segment	$34,863	$27,631	$71,634	$43,037

Consolidated Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

(In Thousands)	Three Months Ended June 30,
	2017	2016	Change
Revenues:
Retail revenues	$151,604	$110,058	$41,546
Net asset optimization (expense)/revenues	(168)	(677)	509
Total Revenues	151,436	109,381	42,055
Operating Expenses:
Retail cost of revenues	114,637	56,963	57,674
General and administrative	19,346	19,799	(453)
Depreciation and amortization	9,656	8,253	1,403
Total Operating Expenses	143,639	85,015	58,624
Operating income (loss)	7,797	24,366	(16,569)
Other (expense)/income:
Interest expense	(2,452)	(832)	(1,620)
Interest and other income	(265)	195	(460)
Total other expenses/(income)	(2,717)	(637)	(2,080)
Income (loss) before income tax expense	5,080	23,729	(18,649)
Income tax expense (benefit)	409	4,735	(4,326)
Net income (loss)	$4,671	$18,994	$(14,323)
Adjusted EBITDA (1)	$20,023	$15,699	$4,324
Retail Gross Margin (1)	43,149	38,820	4,329
Customer Acquisition Costs	4,384	4,670	(286)
RCE Attrition	4.1%	4.1%	—

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended June 30, 2017 were approximately $151.4 million, an increase of approximately $42.0 million, or 38%, from approximately $109.4 million for the three months ended June 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisitions of the Provider Companies and Major Energy Companies, partially offset by a decrease in natural gas volumes and decreased electricity pricing.

Change in electricity volumes sold	$49.6
Change in natural gas volumes sold	(2.8)
Change in electricity unit revenue per MWh	(5.1)
Change in natural gas unit revenue per MMBtu	(0.2)
Change in net asset optimization revenue	0.5
Change in total revenues	$42.0

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2017 was approximately$114.6 million, an increase of approximately $57.6 million, or 101%, from approximately $57.0 million for the three months ended June 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisitions of the Provider Companies and Major Energy Companies offset by a decrease in the value of our retail derivative portfolio.

Change in electricity volumes sold	$33.9
Change in natural gas volumes sold	(1.4)
Change in electricity unit cost per MWh	3.4
Change in natural gas unit cost per MMBtu	1.4
Change in value of retail derivative portfolio	20.3
Change in retail cost of revenues	$57.6

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2017 was approximately $19.3 million, a decrease of approximately $0.5 million, or 3%, as compared to $19.8 million for the three months ended June 30, 2016. This decrease was primarily attributable to a net decrease in fair value of earnout liabilities, which decreased general and administrative expenses, offset by increased billing and other variable costs associated with increased RCEs as a result of the acquisitions of the Provider Companies and the Major Energy Companies.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2017 was approximately $9.7 million, an increase of approximately $1.4 million, or 17%, from approximately $8.3 million for the three months ended June 30, 2016. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Provider Companies and the Major Energy Companies.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2017 was approximately $4.4 million, a decrease of approximately $0.3 million, or 6%, from approximately $4.7 million for the three months ended June 30, 2016. This decrease was primarily due to our decreased organic sales as we have shifted our focus during the quarter to growth through acquisition, offset by increase in customer acquisition cost of the Provider Companies.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

In Thousands	Six Months Ended June 30,
	2017	2016	Change
Revenues:
Retail revenues	$348,104	$220,077	$128,027
Net asset optimization (expenses) revenues	(361)	(150)	(211)
Total Revenues	347,743	219,927	127,816
Operating Expenses:
Retail cost of revenues	260,398	125,763	134,635
General and administrative	43,839	37,179	6,660
Depreciation and amortization	18,926	15,042	3,884
Total Operating Expenses	323,163	177,984	145,179
Operating income	24,580	41,943	(17,363)
Other (expense)/income:
Interest expense	(5,897)	(1,585)	(4,312)
Interest and other income	(66)	100	(166)
Total other (expenses)/income	(5,963)	(1,485)	(4,478)
Income before income tax expense	18,617	40,458	(21,841)
Income tax expense	2,814	5,723	(2,909)
Net income	$15,803	$34,735	$(18,932)
Adjusted EBITDA (1)	$54,393	$36,760	$17,633
Retail Gross Margin (1)	107,749	78,382	29,367
Customer Acquisition Costs	12,074	6,975	5,099
RCE Attrition	4.0%	4.2%	(0.2)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the six months ended June 30, 2017 were approximately $347.7 million, an increase of approximately $127.8 million, or 58%, from approximately $219.9 million for the six months ended June 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes driven by the acquisitions of the Provider Companies and Major Energy Companies, partially offset by decreased electricity pricing.

Change in electricity volumes sold	$132.1
Change in natural gas volumes sold	13.4
Change in electricity unit revenue per MWh	(15.8)
Change in natural gas unit revenue per MMBtu	(1.7)
Change in net asset optimization revenue (expense)	(0.2)
Change in total revenues	$127.8

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2017 was approximately $260.4 million, an increase of approximately $134.6 million, or 107%, from approximately $125.8 million for the six months ended June 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes driven by the acquisitions of the Provider Companies and Major Energy Companies, and an increase of our retail derivative portfolio.

Change in electricity volumes sold	$94.1
Change in natural gas volumes sold	6.7
Change in electricity unit cost per MWh	(6.4)
Change in natural gas unit cost per MMBtu	4.4
Change in value of retail derivative portfolio	35.8
Change in retail cost of revenues	$134.6

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2017 was approximately $43.8 million, an increase of approximately $6.6 million, or 18%, as compared to $37.2 million for the six months ended June 30, 2016. This increase was primarily due to increased billing and other variable costs associated with increased RCEs as a result of the acquisitions of the Provider Companies and Major Energy Companies, offset by a net decrease in fair value of earnout liabilities which decreased general and administrative expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2017 was approximately $18.9 million, an increase of approximately $3.9 million, or 26%, from approximately $15.0 million for the six months ended June 30, 2016. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Provider Companies and the Major Energy Companies.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2017 was approximately $12.1 million, an increase of approximately $5.1 million, or 73%, from approximately $7.0 million for the six months ended June 30, 2016. This increase was primarily due to customer acquisition costs of the Major Energy Companies and Provider Companies, offset by decreased organic sales in the second quarter of 2017.

Operating Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$131,908	$87,395	$265,602	$149,328
Retail Cost of Revenues	102,079	49,717	210,923	96,017
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	(5,034)	10,047	(16,955)	10,274
Retail Gross Margin (1) — Electricity	$34,863	$27,631	$71,634	$43,037
Volumes — Electricity (MWhs)	1,379,051	879,814	2,764,165	1,466,491
Retail Gross Margin (2) — Electricity per MWh	$25.28	$31.41	$25.92	$29.35

Retail Natural Gas Segment
Total Revenues	19,528	21,986	82,141	70,599
Retail Cost of Revenues	12,558	7,246	49,475	29,746
Less: Net Asset Optimization (Expenses) Revenues	(168)	(677)	(361)	(150)
Less: Net Gains on non-trading derivatives, net of cash settlements	(1,148)	4,228	(3,088)	5,658
Retail Gross Margin (1) — Gas	$8,286	$11,189	$36,115	$35,345
Volumes — Gas (MMBtus)	2,629,087	3,006,025	10,848,366	9,118,456
Retail Gross Margin (2) — Gas per MMBtu	$3.15	$3.72	$3.33	$3.88

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended June 30, 2017 were approximately $131.9 million, an increase of approximately $44.5 million, or 51%, from approximately $87.4 million for the three months ended June 30, 2016. This increase was largely because of an increase in volumes, primarily due to our acquisition of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $49.6 million. This increase was partially offset by lower customer pricing, driven by the lower electricity pricing environment from milder than anticipated weather, which resulted in a decrease of $5.1 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2017 were approximately $102.1 million, an increase of approximately $52.4 million, or 105%, from approximately $49.7 million for the three months ended June 30, 2016. This increase was primarily due to an increase in volumes as a result of the acquisitions of the Major Energy Companies and the Provider Companies, as well as organic growth in the East, resulting in an increase of $33.9 million, and an increase in supply cost of $3.4 million. We also recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $15.1 million.
Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2017 was approximately $34.9 million, an increase of approximately $7.3 million, or 26%, from approximately $27.6 million for the three months ended June 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$15.7
Change in unit margin per MWh	(8.4)
Change in retail electricity segment retail gross margin	$7.3
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2017 were approximately $19.5 million, a decrease of approximately $2.5 million, or 11%, from approximately $22.0 million for the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in customer sales volumes, which decreased total revenues by $2.8 million, lower rates driven by the lower natural gas pricing environment, which resulted in a decrease in total revenues of $0.2 million, slightly offset by an increase of $0.5 million in net asset optimization revenues.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2017 were approximately $12.6 million, an increase of $5.4 million, or 75%, from approximately $7.2 million for the three months ended June 30, 2016. This increase was primarily due to the change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $5.4 million, and increased supply cost of $1.4 million, offset by a decrease in volume, which resulted in a decrease of $1.4 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2017 was approximately $8.3 million, a decrease of approximately $2.9 million, or 26%, from approximately $11.2 million for the three months ended June 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$(1.4)
Change in unit margin per MMBtu	(1.5)
Change in retail natural gas segment retail gross margin	$(2.9)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the six months ended June 30, 2017 were approximately $265.6 million, an increase of approximately $116.3 million, or 78%, from approximately $149.3 million for the six months ended June 30, 2016. This increase was primarily due to an increase in volume from the acquisition of the Major Energy Companies and the Provider Companies and the addition of several higher volume commercial customers in the East, which resulted in an increase in revenues of $132.1 million. This increase was partially offset by a decrease in electricity pricing, driven by the lower electricity pricing environment from milder than anticipated weather, which resulted in a decrease of $15.8 million.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2017 was approximately $210.9 million, an increase of approximately $114.9 million, or 120%, from approximately $96.0 million for the six months ended June 30, 2016. This increase was primarily due to an increase in volume as a result of the acquisition of the Major Energy Companies and the Provider Companies and the addition of higher volume commercial customers in the East, which resulted in an increase of $94.1 million. Additionally, there was an increase of $27.2 million due to a change in the value of our retail derivative portfolio used for hedging. These increases were partially offset by decreased electricity prices, which resulted in a decrease in retail cost of revenues of $6.4 million.
Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2017 was approximately $71.6 million, an increase of approximately $28.6 million, or 67%, from approximately $43.0 million for the six months ended June 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$38.1
Change in unit margin per MWh	(9.5)
Change in retail electricity segment retail gross margin	$28.6
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2017 were approximately $82.1 million, an increase of approximately $11.5 million, or 16%, from approximately $70.6 million for the six months ended June 30, 2016. This increase was primarily attributable to an increase in customer sales volume resulting from the acquisitions of Major Energy Companies, which increased total revenues by $13.4 million offset by lower rates driven by the lower natural gas pricing environment, which resulted in a decrease in total revenues of $1.7 million, and a decrease of $0.2 million in net optimization revenues.
Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2017 was approximately $49.5 million, an increase of approximately $19.8 million, or 67%, from approximately $29.7 million for the six months ended June 30, 2016. This increase was due to a $8.7 million change in the fair value of our retail derivative portfolio used for hedging, an increase of $6.7 million related to increased volume resulting from the acquisition of the Major Energy Companies and increased supply costs of $4.4 million.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2017 was approximately $36.1 million, an increase of approximately $0.8 million, or 2%, from approximately $35.3 million for the six months ended June 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$6.7
Change in unit margin per MMBtu	(5.9)
Change in retail natural gas segment retail gross margin	$0.8

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

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. We believe that cash generated from these sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock for the next twelve months. In order to finance the acquisition of the Verde Companies, we borrowed $44.0 million under our Senior Credit Facility and $15.0 million under the Subordinated Facility. Remaining availability under these two facilities as of June 30, 2017 is $2.3 million and $10.0 million, respectively.

On May 19, 2017, Spark Energy, Inc. as guarantor, and Spark Holdco, LLC (“Spark Holdco," and together with certain subsidiaries of Spark Holdco, LLC, the “Co-Borrowers”) entered into a $120.0 million senior secured revolving credit facility (the "Senior Credit Facility"). The Facility, which includes a $30.0 million accordion, replaces the prior $107.5 million credit facility, which was set to mature July 2017. The Verde Companies became co-borrowers under the Senior Credit Facility upon the closing of our acquisition of the Verde Companies.

The Senior Credit Facility provides for bridge loans up to $30.0 million ("Bridge Loans") for the purpose of partial funding of permitted acquisitions, which enables us to pursue growth through mergers and acquisitions. We are obligated to make payments of 25% of amounts outstanding as Bridge Loans annually, which in turn increases availability under the line, with the balance due at maturity. We will be constrained in our ability to grow through acquisitions using financing under the Senior Credit Facility to the extent we have utilized the Bridge Loan capacity. As of June 30, 2017, there is currently no availability under the Senior Credit Facility for Bridge Loans. In addition, the Senior Credit Facility requires us to finance permitted acquisitions with at least 25% of either cash on hand, equity contributions, or subordinated debt. There can be no assurance that our Founder and majority shareholder and their affiliates will continue to finance our acquisition activities.

On October 7, 2016, we filed a registration statement under the Securities Act on Form S-3 covering offers and sales, from time to time, by us of up to $200,000,000 of Class A common stock, preferred stock, depositary shares and warrants, and by the selling stockholders named therein of up to 22,679,126 shares of Class A common stock. The registration statement was declared effective on October 20, 2016.

On December 27, 2016, we entered into the $25.0 million Subordinated Facility with Retailco, which is wholly owned by our Founder. Please see "—Subordinated Debt Facility" for a description of the Subordinated Facility.

Share Repurchase Program

On May 24, 2017, the Company authorized a share repurchase program of up to $50.0 million of Class A common stock through December 31, 2017. The Company intends to fund the program through available its credit facilities and cash balances, as well as future operating cash flows. The shares of Class A common stock may be repurchased from time to time in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The repurchase program does not obligate Spark to acquire any particular amount of Class A common stock and it may be modified or suspended at any time, and could be terminated prior to completion.

At-the-Market Issuance Sales Agreement
On July 21, 2017, the Company entered into the ATM Agreement to sell the Company’s Series A Preferred Stock, having an aggregate offering price of up to $50.0 million. The Company intends to use the proceeds from any sales pursuant to the ATM Agreement, after deducting the sales agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, funding working capital, capital expenditures, liquidity for operational contingencies, debt repayments and acquisitions.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility and Subordinated Facility will be sufficient to meet our capital requirements and working capital needs. We believe that the financing of any additional growth through acquisitions in 2017 may require further equity financing and/or further expansion of our Senior Credit Facility to accommodate such growth.

The following table details our total liquidity as of the date presented:

($ in thousands)	June 30, 2017
Cash and cash equivalents	$13,126
Senior Credit Facility Availability (1)	2,293
Subordinated Debt Availability	10,000
Total Liquidity	$25,419
(1) Subject to Senior Credit Facility borrowing base and covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the six months ended June 30, 2017 included approximately $12.1 million for customer acquisitions and $0.4 million related to information systems improvements.
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

During the six months ended June 30, 2017, we paid dividends to holders of our Class A common stock for the three months ended December 31, 2016 and March 31, 2017 of approximately $0.18125 per share for each dividend declaration or $4.8 million in the aggregate. On July 19, 2017, our Board of Directors declared a quarterly dividend of $0.18125 per share for the second quarter of 2017 to holders of the Class A common stock on August 29, 2017. This dividend will be paid on September 14, 2017. The dividends that we anticipate paying on an annualized basis equal approximately $0.725 per share or $9.6 million in the aggregate on an annualized basis based on the Class A common stock outstanding at June 30, 2017. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

In order for us to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $15.6 million on an annualized basis to holders of its Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $0.725 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

For the three months ended June 30, 2017, the Company accrued $1.2 million related to dividends to holders of our Series A Preferred Stock. This dividend was paid on July 15, 2017. In accordance with the terms of the Series A Preferred Stock, our Board of Directors declared a quarterly cash dividend in the amount of $0.546875 per share of the Series A Preferred Stock. The dividend will be paid on October 16, 2017 to holders of record on October 1, 2017 of the Company's Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared for the year ended December 31, 2017 of $1.73 per share or $2.9 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2017.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted us the right to defer the TRA Payment until May 2018. During the period of time when we have elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The initial payment of $1.4 million under the Tax Receivable Agreement due in May 2018 was reclassified to a current liability as of June 30, 2017. See Note 14 "Transactions with Affiliates" in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement. See also “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2016 for risks related to the Tax Receivable Agreement.

As of June 30, 2017, we do not expect to meet the threshold coverage ratio required to fund the payment to Retailco, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2017. As such the payment of $1.9 million under the Tax Receivable Agreement due in late 2017 will be deferred pursuant to the terms thereof.

Pacific Summit Energy LLC
Prior to March 31, 2017, the Major Energy Companies were party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consisted of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, and provided for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users. On March 31, 2017, the Pacific Summit arrangements were terminated, and the credit requirements of Major Energy Companies were funded from our working capital. All amounts due to Pacific Summit have been paid as of June 30, 2017.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$47,406	$49,199	$(1,793)
Net cash used in investing activities	$(90,265)	$(1,862)	$(88,403)
Net cash provided by (used in) financing activities	$37,944	$(38,964)	$76,908
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2017 decreased by $1.8 million compared to the six months ended June 30, 2016. The decrease was primarily the result of a decrease in the changes in working capital for the six months ended June, 30 2017.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $88.4 million for the six months ended June 30, 2017, which was primarily due to pre-funding of the Verde acquisition in June 2017 and the acquisitions of Perigee and other customers during the six months ended June 30, 2017, as well as earnout payments made during the six months ended June 30, 2017 related to the Provider Companies and the Major Energy Companies.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities increased by $76.9 million for the six months ended June 30, 2017. The increase in cash flows provided by financing activities was primarily due to proceeds received from the issuance of our Series A Preferred Stock, increased net borrowings under our Senior Credit Facility to fund the Verde acquisition, offset by additional dividends and distributions made to holders of our Class A and Class B common stock, respectively.

Prior Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower,” and together with Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power Holdings, LLC and Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC, each a subsidiary of Spark HoldCo, the “Co-Borrowers”) were party to a senior secured revolving credit facility, as amended (“Prior Senior Credit Facility”).

The Prior Senior Credit Facility had a maturity date of July 8, 2017. The outstanding balances under the Working Capital Line and the Acquisition Line were paid in full on May 19, 2017 upon execution of the Company's new Senior Credit Facility.

Senior Credit Facility
On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (the “Senior Credit Facility”) in an aggregate amount of $120.0 million. The Co-Borrowers are entitled to request an increase in the Senior Credit Facility amount up to $150.0 million provided that, among other things, (i) no event of default or default exists or would exist after giving effect thereto and (ii) evidence of the Co-Borrowers’ compliance with financial covenants on a pro forma basis before and after giving effect to such increase.

Subject to applicable sublimits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans up to $85.0 million (“Working Capital Loans”), and bridge loans up to $30.0 million (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to refinance loans outstanding under the Prior Senior Credit Facility, pay fees and expenses in connection with the current Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of the Company’s Class A common stock.

The Senior Credit Facility will mature on May 19, 2019, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit will be repaid 25% per year, with the remainder due at maturity.

At our election, the interest rate for Working Capital Loans and Letters of Credit under the Senior Credit Facility is generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of up to 3.00% per annum (based on the prevailing utilization); or

•
the alternate base rate plus an applicable margin of up to 2.00% per annum (based on the prevailing utilization). The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

Bridge Loan borrowings, if any, under the Senior Credit Facility are generally determined by reference to:

•	the Eurodollar rate plus an applicable margin of 3.75% per annum; or

•
the alternate base rate plus an applicable margin of 2.75% per annum. The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

The Co-Borrowers will pay a commitment fee of 0.50% quarterly in arrears on the unused portion of the Senior Credit Facility. In addition, the Co-Borrowers will be subject to additional fees including an upfront fee, an annual agency fee, and letter of credit fees based on a percentage of the face amount of letters of credit payable to any syndicate member that issues a letter a credit.

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense (other than interest paid-in-kind in respect of any Subordinated Debt but including interest in respect of that certain promissory note made by Censtar Energy Corp in connection with the permitted acquisition from Verde Energy USA Holdings, LLC), letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity of the Company), distributions, the aggregate amount of repurchases of the Company’s Class A common stock or commitments for such purchases, taxes and scheduled amortization payments.

•	Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding eligible subordinated debt) to Adjusted EBITDA of no more than 2.00 to 1.00.

The Senior Credit Facility contains various negative covenants that limit the Company’s ability to, among other things, do any of the following:

•	incur certain additional indebtedness;

•	grant certain liens;

•	engage in certain asset dispositions;

•	merge or consolidate;

•	make certain payments, distributions, investments, acquisitions or loans;

•	materially modify certain agreements; or

•	enter into transactions with affiliates.

The Senior Credit Facility is secured by pledges of the equity of the portion of Spark HoldCo owned by the Company, the equity of Spark HoldCo’s subsidiaries, the Co-Borrowers’ present and future subsidiaries, and substantially all of the Co-Borrowers’ and their subsidiaries’ present and future property and assets, including accounts receivable, inventory and liquid investments, and control agreements relating to bank accounts.

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock and will be entitled to repurchase up to an aggregate amount of 10,000,000 shares of the Company’s Class A common stock through one or more normal course open market purchases through NASDAQ so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Spark HoldCo’s inability to satisfy certain financial covenants or the existence of an event of default, if not cured or waived, under the Senior Credit Facility could prevent the Company from paying dividends to holders of the Series A Preferred Stock and Class A common stock.

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, failure of Nathan Kroeker to retain his position as President and Chief Executive Officer of the Company, and failure of W. Keith Maxwell III to retain his position as chairman of the board of directors. A default will also occur if at any time W. Keith Maxwell III ceases to, directly or indirectly, own at least 13,600,000 Class A and Class B shares on a combined basis (to be adjusted by any stock split, subdivisions or other stock reclassification or recapitalization), and a controlling percentage of the voting equity interesting of the Company, and certain other changes in control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

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

During the three and six months ended June 30, 2017, the Company recorded general and administrative expense of $5.4 million and $11.9 million, respectively, in connection with the Master Service Agreement. For the three and six months ended June 30, 2017, Penalty Payments totaled zero and $0.1 million, respectively, and Damage Payments totaled zero.

Additionally, under the Master Service Agreement, we capitalized $0.2 million and $0.3 million, respectively, during the three and six months ended June 30, 2017, of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

Ongoing Obligations in Connection with Acquisitions

The Company is obligated to make earnout and installment payments in connection with the acquisitions of the Major Energy Companies and Verde Companies as more fully described in this Quarterly Report on Form 10-Q. In the case of the Major Energy Companies acquisition, these payments could be as much as $35 million depending upon operating results and the customer counts through 2019. See further discussion related to the valuation of the earnouts in Note 10 "Fair Value Measurements" to the Company's quarterly financial statements included herein.

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

On July 8, 2015, the Company issued a convertible subordinated note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million. The convertible subordinated note was scheduled to mature on July 8, 2020, and carried interest at an annual rate of 5%, payable semiannually. The convertible subordinated note was convertible into shares of the Company’s Class B common stock (and a related unit of Spark HoldCo) at a conversion price of $8.285, at any time following the eighteen month anniversary of issuance. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the convertible subordinated note into 269,462 shares of Class B common stock. RAC assigned the convertible subordinated note to Retailco on January 4, 2017, and on January 8, 2017, the convertible subordinated note was converted into 269,462 shares of Class B common stock.

On July 31, 2015, the Company issued a convertible subordinated note to RAC for $5.0 million. The convertible subordinated note was scheduled to mature on July 31, 2020, and carried interest at a rate of 5% per annum, payable semi-annually. The convertible subordinated note was convertible into shares of Class B common stock (and a related unit of Spark HoldCo) at a conversion rate of $7.00 per share, at any time following the eighteen month anniversary of issuance. Shares of Class A common stock resulting from the conversion of the shares of Class B common stock issued as a result of the conversion right under the convertible subordinated note are entitled to registration rights identical to the registration rights currently held by Retailco on shares of Class A common stock it receives upon conversion of its existing shares of Class B common stock. On October 5, 2016, RAC issued to the Company an irrevocable commitment to convert the convertible subordinated note into 766,180 shares of Class B common stock. RAC assigned the convertible subordinated note to Retailco on January 4, 2017, and on January 31, 2017, the convertible subordinated note was converted into 766,180 shares of Class B common stock.

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows us and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note (the "Subordinated Facility"). The subordinated note matures approximately 3 ½ years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. We have the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to our Senior Credit Facility pursuant to a subordination agreement. We may pay interest and prepay principal on the subordinated note so long as we are in compliance with our covenants under the Senior Credit Facility, are not in default under the Senior Credit Facility and have minimum availability of $5.0 million under our borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control transactions.

We plan to use the Subordinated Facility to enhance working capital, for growth initiatives, and for capital optimization. As of June 30, 2017, there was $15.0 million in outstanding borrowings under the Subordinated Facility.

Investment in ESM

The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are joint venture partners in eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. As of June 30, 2017, the Company has contributed 156.4 million Japanese Yen, or $1.4 million, for 20% ownership of ESM. As of June 30, 2017, ESM has approximately 70,000 customers, which are currently excluded from our RCEs.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions, see Note 14 "Transactions with Affiliates" in the unaudited condensed consolidated financial statements.
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

Recent Accounting Pronouncements

Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 includes provisions intended to simplify various aspects of accounting for shared-based payments, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 on January 1, 2017.

The new standard requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts were recognized in additional paid-in capital and presented as a financing activity on the statement of cash flows. Net excess tax benefits of $0.2 million were recognized as a reduction of income taxes for the six months ended June 30, 2017. Prior periods have not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows were included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in a $1.7 million impact on the statement of cash flow for the six months ended June 30, 2017.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-18 effective April 1, 2017, and has included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met:

•	The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of June 30, 2017, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

For a discussion of the status of current litigation and governmental investigations, see Note 13 "Commitments and Contingencies" in the Company’s unaudited condensed consolidated financial statements.

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
We intend to take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year in which we have $1.07 billion or more in annual revenues; (ii) the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30); (iii) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in commodity prices and interest rates, as well as counterparty credit risk. We employ established policies and procedures to manage our exposure to these risks.
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net (loss) gain on non-trading derivative instruments net of cash settlements was $(6.2) million and $(20.0) million for the three and six months ended June 30, 2017, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2017, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 861,822 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2017 levels would have increased the fair market value of our net non-trading energy portfolio by $0.3 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2017 levels would have decreased the fair market value of our non-trading energy derivatives by $0.3 million. As of June 30, 2017, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 80,790 MWhs. An increase of 10% in the forward market prices from their June 30, 2017 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2017 levels would have increased the fair market value of our non-trading energy derivatives by $0.2 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2017, our Gas Trading Fixed Price Open Position was a long position of 20,000 MMBtu. An increase in 10% in the market prices (NYMEX) from their June 30, 2017 levels would have increased the fair market value of our trading energy derivatives by less than $0.1 million. Likewise, an decrease in 10% in the market prices (NYMEX) from their June 30, 2017 levels would have decreased the fair market value of our trading energy derivatives by less than $0.1 million.

Credit Risk

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 63% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three and six months ended June 30, 2017, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.2% and 1.3%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three and six months ended June 30, 2017 was approximately less than 1.0% of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2017.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2017, approximately 84% of our total exposure of $7.1 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At June 30, 2017, we were co-borrowers under the Senior Credit Facility, under which $84.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2017, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.8 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations except as described below. See Note 13 "Commitments and Contingencies" to the unaudited consolidated financial statements for a description of certain other proceedings.

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified compensatory and punitive damages for the purported class, injunctive relief and/or declaratory relief, disgorgement of revenues and/or profits and attorneys’ fees. Initial discovery is ongoing. Spark Energy Inc. and Spark Energy Gas, LLC intend to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, the Company cannot predict the outcome or consequences of this case at this time.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. The appellate hearing was held on June 1, 2017. No appellate decision has been issued to date. As of December 31, 2016 and June 30, 2017, respectively, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage for any actual exposure in the appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in mid-2016, enrolled customers through fraudulent and misleading advertising and promotions prior to the acquisition. Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. On July 7, 2017, Plaintiffs filed a Motion for Leave to Amend their Complaint to add a new Plaintiff. Discovery has not yet commenced in this matter. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. The district court has ordered briefing on Defendant’s motion to dismiss. We currently cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Jurich v. Verde Energy USA, Inc., is a purported class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that Verde charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the purported class and injunctive relief. The parties have exchanged initial discovery. The matter is set for mediation on August 4, 2017. Verde intends to vigorously defend this matter and the allegations asserted therein. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that Verde violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde’s alleged conduct. Discovery has commenced in this matter. Verde intends to vigorously defend this matter and the allegations asserted therein.  Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations by original owners of the Verde Companies.

Coleman v. Verde Energy USA Illinois, LLC is a purported class action filed on January 23, 2017 in the United States District Court for the Southern District of Illinois alleging that Verde violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent. Plaintiffs are seeking statutory damages for the purported class and injunctive relief. Verde is seeking to dismiss this matter or consolidate it with the duplicative Richardson matter based on the “first-to-file” rule. Verde’s Motion to Dismiss or, in the alternative, to Stay or Transfer the matter, is currently pending. Verde intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A. - Risk Factors" in our 2016 Annual Report on Form 10-K and in “Item 1A. - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which are incorporated herein by reference. Except as provided below, there has been no material change in our risk factors from those described in the 2016 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We cannot guarantee that our share repurchase plan will enhance shareholder value.

Our Board of Directors has authorized a share repurchase program, which permits us to purchase up to $50.0 million of our Class A common stock in the open market or in privately negotiated transactions through December 31, 2017. The share repurchase program does not obligate us to repurchase a specific dollar amount or number of shares of Class A common stock. The specific timing and amount of purchases, if any, will depend upon several factors, including ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. There can be no assurance that we will make future purchases of Class A common stock or that we will purchase a sufficient number of shares to satisfy market expectations.

Purchases of our Class A common stock pursuant to our share repurchase program could affect the market price of our Class A common stock and increase volatility. We cannot provide any assurance that purchases under the share buyback program will be made at the best possible price. Additionally, purchases under our share repurchase plan could diminish our cash reserves or increase borrowings under our Senior Credit Facility or Subordinated Facility, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so.

We are permitted to and could discontinue our share repurchase program prior to its expiration or completion. The existence of the share repurchase program could cause our Class A common stock price to be higher than it would be in the absence of such a plan, and any such discontinuation could cause the market price of our Class A common stock to decline.

Reference is made to the risk factor entitled “We face risks due to increasing trends in regulation of the retail energy at the state level” in Item 1A of Part I in our Form 10-K for the year ended December 31, 2016. In order to update this risk factor for developments that have occurred during the third quarter of 2017, the following information is added to the risk factor:

On July 27, 2017 the New York Appellate Court ruled on the appeal of NYPSC jurisdiction over ESCO pricing. The Appellate Court held that the NYPSC has broad authority over the ESCOs, including the authority to set jurisdiction and reasonable rate requirements for the ESCOs. Although the Appellate Court’s decision does not put the Resetting Order back into effect, it does provide the NYPSC with express authority to adopt a follow-up to the Resetting Order that imposes rate restrictions on the ESCOs. The ESCOs are in the process of appealing this decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases of our Class A common stock by us during the three months ended June 30, 2017. Stock purchases may be made in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The share buyback program does not obligate us to acquire any specific dollar amount or number of shares of Class A common stock, and it may be terminated prior to completion.

Period	Total Number of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Class A Common Stock That May Yet Be Purchased Under the Program (in thousands) (1)
April 1, 2017 through April 30, 2017	—	—	—	—
May 1, 2017 through May 31, 2017	—	—	—	$50,000
June 1, 2017 through June 30, 2017 (2)	59,726	$21.52	59,726	$48,715

Total	59,726	$21.52	59,726	$48,715

(1) On May 24, 2017, the Company announced that the Board of Directors authorized a share repurchase program of up to $50.0 million of Class A common stock through December 31, 2017.
(2) During June 2017, the Company acquired 59,726 shares of common stock at a weighted-average price of $21.52 for a total purchase price of $1.3 million (including fees, commissions and expenses). The number of shares of Class A common stock purchased reflects trades that were executed and settled during the month.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/11/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
4.2	Promissory Note of CenStar Energy Corp., effective July 1, 2017, payable to Verde Energy USA Holdings, LLC.	8-K	10.1	7/6/2017	001-36559
10.1
 Credit Agreement, dated as of May 19, 2017, among Spark Energy, Inc., Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power, LLC, Oasis Power Holdings, LLC, Electricity Maine, LLC, Electricity N.H., LLC, Provider Power Mass, LLC, Major Energy Services LLC, Major Energy Electricity Services LLC, Respond Power LLC and Perigee Energy, LLC as Co-Borrowers, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, an Issuing Bank and a Bank, and Coöperatieve Rabobank U.A., New York Branch and BBVA Compass, as Joint Lead Arrangers and Sole Bookrunner, and the Other Financial Institutions Signatory Thereto

		8-K	10.1	5/24/2017	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

NYPSC. New York Public Service Commission.

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

Spark Energy, Inc.

August 4, 2017	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)