Form 10-Q
period 2017-09-30
Spark Energy, Inc.
filed 2017-11-03
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes ☐    No ☒

There were 13,145,636 shares of outstanding Class A common stock, 21,485,126 shares of Class B common stock and 1,704,339 shares of Series A Preferred Stock outstanding as of November 1, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (unaudited)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited)	4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (unaudited)	7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	76
ITEM 4. CONTROLS AND PROCEDURES	78
PART II. OTHER INFORMATION	79
ITEM 1. LEGAL PROCEEDINGS	79
ITEM 1A. RISK FACTORS	81
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	81
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	82
ITEM 4. MINE SAFETY DISCLOSURES	82
ITEM 5. OTHER INFORMATION	82
ITEM 6. INDEX TO EXHIBITS	84
APPENDIX A	86
SIGNATURES	88

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(in thousands)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,249	$18,960
Accounts receivable, net of allowance for doubtful accounts of $3.1 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively	111,254	112,491
Accounts receivable—affiliates	4,466	2,624
Inventory	5,688	3,752
Fair value of derivative assets	1,444	8,344
Customer acquisition costs, net	20,872	18,834
Customer relationships, net	17,978	12,113
Prepaid assets	1,353	1,361
Deposits	9,570	7,329
Other current assets	17,322	12,175
Total current assets	201,196	197,983
Property and equipment, net	8,623	4,706
Fair value of derivative assets	138	3,083
Customer acquisition costs, net	6,670	6,134
Customer relationships, net	40,559	21,410
Deferred tax assets	50,302	55,047
Goodwill	120,154	79,147
Other assets	11,814	8,658
Total assets	$439,456	$376,168
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$53,866	$52,309
Accounts payable—affiliates	4,683	3,775
Accrued liabilities	32,833	36,619
Fair value of derivative liabilities	3,879	680
Current portion of Senior Credit Facility	7,500	51,287
Current payable pursuant to tax receivable agreement—affiliates	1,454	—
Current contingent consideration for acquisitions	4,248	11,827
Current portion of note payable	13,276	15,501
Convertible subordinated notes to affiliates	—	6,582
Other current liabilities	1,804	5,476
Total current liabilities	123,543	184,056
Long-term liabilities:
Fair value of derivative liabilities	3,410	68
Payable pursuant to tax receivable agreement—affiliates	48,432	49,886
Long-term portion of Senior Credit Facility	84,025	—
Subordinated debt—affiliate	—	5,000
Deferred tax liability	—	938
Contingent consideration for acquisitions	4,458	10,826
Other long-term liabilities	489	1,658
Long-term portion of note payable	4,575	—
Total liabilities	268,932	252,432
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 1,704,339 shares issued and outstanding at September 30, 2017 and zero shares issued and outstanding at December 31, 2016	41,244	—
Stockholders' equity:
Common Stock (1) :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 13,235,082 issued, and 13,145,636 outstanding at September 30, 2017 and 12,993,118 issued and outstanding at December 31, 2016	132	65
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 21,485,126 issued and outstanding at September 30, 2017 and 20,449,484 issued and outstanding at December 31, 2016	216	103
Additional paid-in capital	36,502	25,413
Accumulated other comprehensive (income)/loss	(22)	11
Retained earnings	1,164	4,711
Treasury stock, at cost, 89,446 shares at September 30, 2017 and zero shares at December 31, 2016	(1,888)	—
Total stockholders' equity	36,104	30,303
Non-controlling interest in Spark HoldCo, LLC	93,176	93,433
Total equity	129,280	123,736
Total liabilities, Series A Preferred Stock and stockholders' equity	$439,456	$376,168
(1)    Outstanding shares of common stock reflect the two-for-one stock split, which took effect on June 16, 2017. See Note 4 "Equity" for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (2)	2017 (1)	2016 (2)
Revenues:
Retail revenues	$215,856	$157,986	$563,960	$378,063
Net asset optimization (expense)/revenues (3)	(320)	108	(681)	(42)
Total Revenues	215,536	158,094	563,279	378,021
Operating Expenses:
Retail cost of revenues (4)	160,373	122,830	420,771	248,593
General and administrative (5)	25,566	18,009	69,405	55,188
Depreciation and amortization	11,509	8,295	30,435	23,337
Total Operating Expenses	197,448	149,134	520,611	327,118
Operating income	18,088	8,960	42,668	50,903
Other (expense)/income:
Interest expense	(2,863)	(1,270)	(8,760)	(2,855)
Interest and other income	168	240	102	340
Total other expenses	(2,695)	(1,030)	(8,658)	(2,515)
Income before income tax expense	15,393	7,930	34,010	48,388
Income tax expense	2,451	1,129	5,265	6,852
Net income	$12,942	$6,801	$28,745	$41,536
Less: Net income attributable to non-controlling interests	10,595	6,618	23,049	34,839
Net income attributable to Spark Energy, Inc. stockholders	$2,347	$183	$5,696	$6,697
Less: Dividend on Series A preferred stock	932	—	2,106	—
Net income attributable to stockholders of Class A common stock	$1,415	$183	$3,590	$6,697
Other comprehensive loss, net of tax:
Currency translation loss	$(13)	$(12)	$(88)	$(73)
Other comprehensive loss	(13)	(12)	(88)	(73)
Comprehensive income	$12,929	$6,789	$28,657	$41,463
Less: Comprehensive income attributable to non-controlling interests	10,587	6,611	22,994	34,799
Comprehensive income attributable to Spark Energy, Inc. stockholders	$2,342	$178	$5,663	$6,664

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.11	$0.01	$0.27	$0.62
Diluted	$0.11	$(0.02)	$0.27	$0.52

Weighted average shares of Class A common stock outstanding
Basic	13,235	12,982	13,112	10,868
Diluted	13,392	14,110	13,315	12,099

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

(3)
Net asset optimization revenues (expenses) includes asset optimization revenues—affiliates of $0 and $0 for the three months ended September 30, 2017 and 2016, respectively, and asset optimization revenues—affiliates cost of revenues of $0 and $0 for the three months ended September 30, 2017 and 2016, respectively, and asset optimization revenues—affiliates of $0 and $154 for the nine months ended September 30, 2017 and 2016, respectively, and asset optimization revenue—affiliates cost of revenues of $0 and $1,633 for the nine months ended September 30, 2017 and 2016, respectively.

(4)
Retail cost of revenues includes retail cost of revenues—affiliates of $0 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $0 and less than $100 for the nine months ended September 30, 2017 and 2016, respectively.

(5)
General and administrative expense includes general and administrative expense—affiliates of $5,500 and $3,078 for the three months ended September 30, 2017 and 2016, respectively, and $18,800 and $11,521 for the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	6,497	10,225	—	$65	$103	$—	$11	$25,413	$4,711	$30,303	$93,433	$123,736
Stock based compensation	—	—	—	—	—	—	—	1,956	—	1,956	—	1,956
Restricted stock unit vesting	121	—	—	1	—	—	—	1,053	—	1,054	—	1,054
Consolidated net income	—	—	—	—	—	—	—	—	5,696	5,696	23,049	28,745
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(33)	—	—	(33)	(55)	(88)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(24,270)	(24,270)
Net contribution by NG&E	—	—	—	—	—	—	—	—	—	—	1,019	1,019
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	(7,137)	(7,137)	—	(7,137)
Dividends to Preferred Stock	—	—	—	—	—	—	—	—	(2,106)	(2,106)	—	(2,106)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	464	—	464	—	464
Conversion of Convertible Subordinated Notes to Class B Common Stock	—	518	—	—	5	—	—	7,790	—	7,795	—	7,795
Treasury Stock	—	—	(89)	—	—	(1,888)	—	—	—	(1,888)	—	(1,888)
Stock Split	6,617	10,742	—	66	108	—	—	(174)	—	—	—	—
Balance at September 30, 2017	13,235	21,485	(89)	$132	$216	$(1,888)	$(22)	$36,502	$1,164	$36,104	$93,176	$129,280
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017 (1)	2016 (2)
Cash flows from operating activities:
Net income	$28,745	$41,536
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	30,584	32,743
Deferred income taxes	681	1,408
Stock based compensation	4,023	4,027
Amortization of deferred financing costs	750	465
Excess tax benefit related to restricted stock vesting	179	—
Change in Fair Value of Earnout liabilities	(9,423)	843
Accretion on fair value of Earnout liabilities	3,787	—
Bad debt expense	3,436	842
Loss (gain) on derivatives, net	34,225	(2,887)
Current period cash settlements on derivatives, net	(20,816)	(18,693)
Accretion of discount to convertible subordinated notes to affiliate	1,004	—
Other	123	314
Changes in assets and liabilities:
Decrease in accounts receivable	18,056	21,147
Increase in accounts receivable—affiliates	(2,508)	(997)
(Increase) decrease in inventory	(1,936)	568
Increase in customer acquisition costs	(18,642)	(10,234)
Decrease (increase) in prepaid and other current assets	1,536	(923)
(Increase) decrease in other assets	(664)	733
Decrease in accounts payable and accrued liabilities	(9,301)	(6,490)
Increase in accounts payable—affiliates	1,165	636
Increase (decrease) in other current liabilities	22	(1,783)
Decrease in other non-current liabilities	(1,170)	(1,612)
Decrease in intangible assets - customer acquisitions	(32)	—
Net cash provided by operating activities	63,824	61,643
Cash flows from investing activities:
Purchases of property and equipment	(1,438)	(1,763)
Payment of CenStar Earnout	—	(1,343)
Payment of the Major Energy Companies Earnout	(7,403)	—
Payment of the Provider Companies Earnout and Installment Note	(7,738)	—
Acquisition of Major Energy Companies and Provider Companies	—	(30,507)
Acquisitions of Perigee and other customers	(11,464)	—
Acquisition of the Verde Companies	(67,934)	—
Contribution to equity method investment in eRex Spark	—	(562)
Net cash used in investing activities	(95,977)	(34,175)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs paid	40,312	—
Borrowings on notes payable	139,400	47,923
Payments on notes payable	(119,664)	(44,601)
Proceeds from issuance of Class B common stock	—	13,995
Proceeds from disgorgement of stockholders short-swing profits	872	941
Restricted stock vesting	(2,009)	(1,183)
Excess tax benefit related to restricted stock vesting	—	185
Payment of dividends to Class A common stockholders	(7,137)	(6,012)
Payment of distributions to non-controlling unitholders	(24,270)	(26,283)
Payment (Accrual) of Dividends to Preferred Stock	(1,174)	—
Purchase of Treasury Stock	(1,888)	—
Net cash provided by (used in) financing activities	24,442	(15,035)
(Decrease) increase in Cash and cash equivalents and Restricted cash	(7,711)	12,433
Cash and cash equivalents and Restricted cash—beginning of period	18,960	4,474
Cash and cash equivalents and Restricted cash—end of period	$11,249	$16,907
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Issuance of Class B common stock to affiliates for Major Energy Companies acquisition	$—	$40,000
Contingent consideration — earnout obligations incurred in connection with the Verde Companies acquisition	$5,400	$—
Contingent consideration — earnout obligations incurred in connection with the Provider Companies and Major Energy Companies acquisitions	$—	$18,936

Assumption of legal liability in connection with the Major Energy Companies acquisition	$—	$5,000
Net contribution by NG&E in excess of cash	$1,019	$6,040
Installment consideration incurred in connection with the Verde Companies acquisition	$17,851	$—
Installment consideration incurred in connection with the Provider Companies acquisition	$—	$3,023
Property and equipment purchase accrual	$41	$64
Liability due to tax receivable agreement	$—	$(29,912)
Tax benefit from tax receivable agreement	$—	$33,124
Cash paid during the period for:
Interest	$4,113	$1,450
Taxes	$7,769	$3,783
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

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," "Company," "we" or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or common stock in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis"), CenStar Energy Corp. ("CenStar"), Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC (collectively, the "Provider Companies"); Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (collectively, the "Major Energy Companies") Perigee Energy, LLC ("Perigee"), and the Verde Companies (as defined below) the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.

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

Perigee is a retail energy provider. Perigee was formed on October 5, 2011 as a Texas limited liability company. We completed the purchase of all of the outstanding membership interests of Perigee on April 1, 2017 from an affiliate, as described in Note 3 "Acquisitions."

Verde Energy USA, Inc.; Verde Energy USA Commodities, LLC; Verde Energy USA Connecticut, LLC; Verde Energy USA DC, LLC; Verde Energy USA Illinois, LLC; Verde Energy USA Maryland, LLC; Verde Energy USA Massachusetts, LLC; Verde Energy USA New Jersey, LLC; Verde Energy USA New York, LLC; Verde Energy USA Ohio, LLC; Verde Energy USA Pennsylvania, LLC; Verde Energy USA Texas Holdings, LLC; Verde Energy USA Trading, LLC; and Verde Energy Solutions, LLC (collectively, the “Verde Companies”) operate as retail energy providers and were formed on various dates from December 27, 2007 to November 13, 2014. We acquired the Verde Companies on July 1, 2017, as described in Note 3 "Acquisitions."

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
The preparation of the Company's condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could materially differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

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
These transactions include, but are not limited to, certain services to the affiliated companies associated with employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 14 "Transactions with Affiliates."

Presentation of the Acquisition of Perigee Energy, LLC

On February 3, 2017, NG&E completed the acquisition of 100% of the membership interests of Perigee. On April 1, 2017, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of Perigee from NG&E. As the acquisition of Perigee was a transfer of equity interest of entities under common control, the Company's historical financial statements for the three and nine months ended September 30, 2017 have been recast in this Form 10-Q to include the results attributable to Perigee from February 3, 2017. The unaudited condensed consolidated financial statements for this recast period have been prepared from Perigee's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Perigee during the recast period.

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

The new standard requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts were recognized in additional paid-in capital and presented as a financing activity on the statement of cash flows. Net excess tax benefits of $0.2 million were recognized as a reduction of income taxes for the nine months ended September 30, 2017. Prior periods have not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows were included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in a $1.7 million impact on the statement of cash flow for the nine months ended September 30, 2017.

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-18 effective April 1, 2017.

Standards Being Evaluated/Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt the standard using the modified retrospective approach. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures, except for information compilation for the new required disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of eight specific cash flow issues in the statement of cash flows. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash proceeds from the settlement of insurance claims, cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspects of more than one class of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This ASU should be applied using a retrospective transition method for each period presented. The Company will adopt ASU 2016-15 effective January 1, 2018 and expects reclassification in the statement of cash flows related to contingent consideration payments.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of the current and deferred income tax consequences of intercompany asset transfers other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt ASU 2016-16 effective January 1, 2018 and expects the adoption of this standard will have no material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). ASU 2017-09 provides guidance on when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met:

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

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU 2017-12"). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments are effective for the Company's fiscal year beginning after December 15, 2018, with early adoption permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company expects this standard will have no material impact on the Company's consolidated financial statements.

3. Acquisitions

Acquisition of Verde

On July 1, 2017, the Company, through CenStar, its subsidiary, completed the acquisition from Verde Energy USA Holdings, LLC (the “Seller”) of all of the outstanding membership interests and stock in the Verde Companies. Total consideration was approximately $91.2 million, of which approximately $20.8 million was used to purchase positive net working capital. The Company funded the closing consideration of $85.8 million through: (i) approximately $6.8 million of cash on hand, (ii) approximately $15.0 million in subordinated debt from the Company's founder and majority shareholder through an existing subordinated debt facility, (iii) approximately $44.0 million in borrowings under its senior secured revolving credit facility, and (iv) the issuance by CenStar to the Seller of a promissory note in the aggregate principal amount of $20.0 million (the “Promissory Note”). In addition to the consideration paid at closing, CenStar is obligated to pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months following closing that exceeds certain thresholds, subject to the Verde Companies’ ability to achieve defined customer count criteria (the "Verde Earnout"). The Verde Earnout was valued at $5.4 million on the acquisition date. Upon the closing of the acquisition, the Verde Companies became restricted subsidiaries and co-borrowers under the Company's Senior Credit Facility.

The acquisition of the Verde Companies was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, and supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase consideration is as follows (in thousands):

Cash and restricted cash	$1,653
Property and equipment	4,560
Intangible assets - customer relationships	28,700
Intangible assets - trademarks	3,000
Goodwill	39,208
Net working capital, net of cash acquired	19,132
Deferred tax liability	(3,126)
Fair value of derivative liabilities	(1,942)
Total	$91,185

Finalization of the Company's actual working capital adjustment with the Seller is pending as of September 30, 2017. An estimated positive working capital adjustment between the Company and the Seller of $0.4 million was recorded as of September 30, 2017 and is included in accounts receivable.

Customer relationships

The acquired customer relationships intangibles related to the Verde Companies are reflective of the Verde Companies' customer base, and were valued using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, intangible assets, fixed assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return to arrive at the present value of the expected future cash flows. These customer relationships were bifurcated between unhedged and hedged and will be amortized to depreciation and amortization based on the expected future net cash flows by year and expensed to retail cost of revenues based on the expected term of the underlying fixed price contract acquired in each reporting period, respectively.

Trademark

The fair value of the Verde Companies' trademark is reflective of the value associated with the recognition and reputation of the Verde Companies to target markets. The fair value of the trademark was valued using a royalty savings method under the income approach. The value is based on the savings the Company would realize from owning the trademark rather than paying a royalty for the use of that trademark. Under this approach, the Company estimated the present value of the expected cash flows resulting from avoiding royalty payments to use a third party trademark. We analyzed market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. The trademark is being amortized over the estimated five-year life of the asset on a straight-line basis.

Goodwill

The excess of the purchase consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill arose on the acquisition of the Verde Companies primarily due the value of its assembled workforce, its proprietary sales channels, and access to new utility service territories. Goodwill recorded in connection with the acquisition of the Verde Companies is deductible for income tax purposes because the Verde Companies was an acquisition of all of the assets of the Verde Companies.

The valuation and purchase price allocation of the Verde Companies was based on a preliminary fair value analysis. The Company anticipates adjustments to the working capital amounts that are expected to be finalized prior to the measurement period's expiration.

The following unaudited pro forma revenue and earnings summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$215,536	$206,158	$633,639	$512,967
Earnings	$2,347	$1,761	$4,991	$9,623

The pro forma results are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The revenue and earnings for the three months ended September 30, 2017 reflects actual results of operations since the financial results were fully combined during that period. The pro forma results include adjustments primarily related to amortization of acquired intangibles, and certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements. The preliminary purchase price allocation was used to prepare the pro forma adjustments. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments.

Acquisition of Perigee

On April 1, 2017, the Company and Spark Holdco completed the purchase of all of the outstanding membership interest of Perigee, a Texas limited liability company, with operations across 14 utilities in Connecticut, Delaware, Massachusetts, New York and Ohio. The purchase price for Perigee from NG&E was approximately $4.4 million, which consisted of a base price of $2.0 million, $0.2 million additional customer option payment, and $2.2 million in working capital, subject to adjustments.

The acquisition of Perigee by the Company and Spark HoldCo from NG&E was a transfer of equity interests of entities under common control on April 1, 2017. Accordingly, the assets acquired and liabilities assumed were based on their historical value as of April 1, 2017. NG&E acquired Perigee on February 3, 2017 and the fair value of the net assets acquired was as follows (in thousands):

As of September 30, 2017
Cash	$23
Intangible assets - customer relationships	1,100
Goodwill	1,540
Net working capital, net of cash acquired	2,085
Fair value of derivative liabilities	(443)
Total	$4,305

The working capital paid for Perigee by NG&E was $2.6 million. The Company initially purchased an estimated $2.2 million in positive working capital from NG&E on April 1, 2017 as a part of this acquisition. Finalization of the Company's actual working capital adjustment with NG&E is pending as of September 30, 2017. An estimated downward working capital adjustment between the Company and NG&E of $1.3 million was recorded as of September 30, 2017 and is included in accounts receivable - affiliates.

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

Acquisition of the Provider Companies

On August 1, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of the Provider Companies. The Provider Companies serve electrical customers in Maine, New Hampshire and Massachusetts. The purchase price for the Provider Companies was approximately $34.1 million, which included $1.3 million in working capital, subject to adjustments, and up to $9.0 million in earnout payments, valued at $4.8 million as of the purchase date, to be paid by June 30, 2017, subject to the achievement of certain performance targets (the "Provider Earnout"). See Note 10 "Fair Value Measurements" for further discussion on the Provider Earnout, including the final earnout payment made in June 2017. The purchase price was funded by the sale of 1,399,484 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to Retailco, valued at $14.0 million based on a value of $10 per share; borrowings under the Senior Credit Facility of $10.6 million; and $3.8 million in net installment consideration to be paid in ten monthly payments that commenced in August 2016. The first payment of the installment consideration in the amount of $0.4 million was made with the initial consideration paid. See Note 9 "Debt" for further discussion of the Senior Credit Facility.

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

Acquisition of the Major Energy Companies

On August 23, 2016, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of the Major Energy Companies, which are retail energy companies operating in Connecticut, Illinois, Maryland (including the District of Columbia), Massachusetts, New Jersey, New York, Ohio, and Pennsylvania across 43 utilities, from NG&E in exchange for consideration of $63.4 million, which included $4.3 million in working capital, subject to adjustments; an assumed litigation reserve of $5.0 million, and up to $35.0 million in installment and earnout payments, valued at $13.1 million as of the purchase date, to be paid to the previous members of the Major Energy Companies, in annual installments on March 31, 2017, 2018 and 2019, subject to the achievement of certain performance targets (the “Major Earnout”). The Company is obligated to issue up to 400,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) to NG&E, subject to the achievement of certain performance targets, valued at $0.8 million (81,436 shares valued at $10 per share) as of the purchase date (the "Stock Earnout"). See Note 10 "Fair Value Measurements" for further discussion on the Major Earnout and Stock Earnout. The purchase price was funded by the issuance of 4,000,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units) valued at $40.0 million based on a value of $10 per share, to NG&E. NG&E is owned by our Founder.

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

	Reported as of December 31, 2016	Q1 2017 Adjustments (1)	September 30, 2017
Cash	$17,368	$—	$17,368
Property and equipment	14	—	14
Intangible assets - customer relationships & non-compete agreements	24,271	—	24,271
Other assets - trademarks	4,973	—	4,973
Non-current deferred tax assets	1,042	—	1,042
Goodwill	34,728	260	34,988
Net working capital, net of cash acquired	(6,746)	—	(6,746)
Fair value of derivative liabilities	(7,260)	—	(7,260)
Total	$68,390	$260	$68,650
(1) Changes to the purchase price allocation in the first quarter of 2017 related to NG&E's working capital settlement with the Major Energy Companies' sellers. No adjustments were recorded subsequent to the first quarter of 2017.

The initial working capital estimate paid to the Major Energy Companies by NG&E was $10.3 million. The Company subsequently paid $4.3 million in working capital to NG&E on August 23, 2016. Approximately $6.0 million was recorded as an equity transaction and treated as a contribution on August 23, 2016, revised to $4.9 million and $4.7 million based on the estimated working capital true-up adjustments with NG&E as of March 31, 2017 and December 31, 2016, respectively. An estimated working capital adjustment between the Company and NG&E of $1.4 million was recorded as of December 31, 2016 and is included in accounts payable - affiliates at September 30, 2017 and December 31, 2016. The Stock Earnout liability of less than $0.1 million and $0.8 million due to NG&E is also reflected as a reduction to equity as of September 30, 2017 and December 31, 2016, respectively. Finalization of the Company's working capital adjustment with NG&E was completed prior to April 15, 2017.
The fair values of intangible assets were measured primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurement ("ASC 820"). The fair value of derivative liabilities were measured by utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-

counter and on-line exchanges and represent a Level 2 measurement as defined by ASC 820. Refer to Note 10 "Fair Value Measurements" for further discussion on the fair values hierarchy.

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

In December 2016, certain executives of the Major Energy Companies exercised a change of control provision under employment agreements with the Major Energy Companies. As a result, the Company recorded employment contract termination costs of $4.1 million as of December 31, 2016. The Company paid employment contract termination costs totaling $2.1 million during the nine months ended September 30, 2017. As of September 30, 2017, the Company's liability related to the contract termination costs was $2.0 million, to be paid over a 22 month period beginning April 1, 2017.

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

The Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo at December 31, 2016 and September 30, 2017, respectively.

Non-controlling Interest Economic Interest

	The Company	NuDevco Retail and Retailco (1) (2)
December 31, 2016	38.85%	61.15%
September 30, 2017	38.12%	61.88%
.
(1) In January 2016, Retailco succeeded to the interest of NuDevco Retail Holdings of its Class B common stock and an equal number of Spark HoldCo units it held pursuant to a series of transfers.
(2) In January 2017, Retailco converted the CenStar Note and Oasis Note into 269,462 and 766,180 shares, respectively, of Class B common stock.

The following table summarizes the portion of net income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income allocated to non-controlling interest	$9,525	$6,569	$21,094	$35,356
Income tax expense (benefit) allocated to non-controlling interest	(1,070)	(49)	(1,955)	517
Net income attributable to non-controlling interest	$10,595	$6,618	$23,049	$34,839

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

During the three and nine months ended September 30, 2017, respectively, the Company repurchased 29,720 and 89,446 shares of its Class A common stock at a weighted-average price of $20.27 per share and $21.11 per share, for a total cost of approximately $0.6 million and $1.9 million.

Class A Common Stock

The Company had a total of 13,145,636 and 12,993,118 shares of its Class A common stock outstanding at September 30, 2017 and December 31, 2016, respectively, and 89,446 and zero shares of treasury stock at September 30, 2017 and December 31, 2016, respectively. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally. All shares and per share amounts in this Quarterly Report on Form 10-Q have been retrospectively restated to reflect the Stock Split.

Class B Common Stock

The Company had a total of 21,485,126 and 20,449,484 shares of its Class B common stock outstanding at September 30, 2017 and December 31, 2016, respectively. Each share of Class B common stock, all of which are held by NuDevco Retail and Retailco, have no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally. All outstanding shares and per share amounts in this Quarterly Report on Form 10-Q have been retrospectively restated to reflect the Stock Split.

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

The following table presents the computation of earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Spark Energy, Inc. stockholders	$2,347	$183	$5,696	$6,697
Less: Dividend on Series A preferred stock	932	—	2,106	—
Net income attributable to stockholders of Class A common stock	$1,415	$183	$3,590	$6,697

Basic weighted average Class A common shares outstanding	13,235	12,982	13,112	10,868
Basic EPS attributable to stockholders	$0.11	$0.01	$0.27	$0.62

Net income attributable to stockholders of Class A common stock	$1,415	$183	$3,590	$6,697
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Effect of conversion of convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock (1)	—	(467)	—	(358)
Diluted net income (loss) attributable to stockholders of Class A common stock	1,415	(284)	3,590	6,339

Basic weighted average Class A common shares outstanding	13,235	12,982	13,112	10,868
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive convertible subordinated notes into shares of Class B common stock and shares of Class B common stock into shares of Class A common stock (1)	—	1,010	—	1,010
Effect of dilutive restricted stock units	157	118	203	221
Diluted weighted average shares outstanding	13,392	14,110	13,315	12,099

Diluted EPS attributable to stockholders	$0.11	$(0.02)	$0.27	$0.52

(1) The CenStar Note and Oasis Note converted into 269,462 and 766,180 shares of Class B common stock on January 8, 2017, and January 31, 2017, respectively.

The conversion of shares of Class B common stock to shares of Class A common stock was not recognized in dilutive earnings per share for the three and nine months ended September 30, 2017 as the effect of the conversion was antidilutive.

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of September 30, 2017 (in thousands):

September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$11,219
Accounts receivable	111,254
Other current assets	74,632
Total current assets	197,105
Non-current assets:
Goodwill	120,154
Other assets	67,140
Total non-current assets	187,294
Total Assets	$384,399

Liabilities
Current liabilities:
Accounts payable and Accrued Liabilities	$85,571
Current portion of Senior Credit Facility	7,500
Contingent consideration	4,248
Other current liabilities	23,642
Total current liabilities	120,961
Long-term liabilities:
Long-term portion of Senior Credit Facility	84,025
Contingent consideration	4,458
Other long-term liabilities	8,474
Total long-term liabilities	96,957
Total Liabilities	$217,918

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

On July 21, 2017, the Company entered into an At-the-Market Issuance Sales Agreement ("the ATM Agreement") with FBR Capital Markets & Co. as sales agent (the "Agent"). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent the Company's Series A Preferred Stock, having an aggregate offering price of up to $50.0 million.

During the three months ended September 30, 2017, the Company sold an aggregate of 94,339 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $2.4 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

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

The Company had a total of 1,704,339 shares of Series A Preferred Stock issued and outstanding at September 30, 2017 and no shares of Series A Preferred Stock issued and outstanding at December 31, 2016. During the three and nine months ended September 30, 2017, the Company paid $1.2 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2017, the Company had accrued $0.9 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 16, 2017.

A summary of the Company's mezzanine equity for the nine months ended September 30, 2017 is as follows:

(in thousands)
Mezzanine equity at December 31, 2016	$—
Issuance of Series A Preferred Stock, net of issuance cost	40,312
Accumulated dividends on Series A Preferred Stock	932
Mezzanine equity at September 30, 2017	$41,244

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

6. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	September 30, 2017	December 31, 2016
Information technology	2 – 5	$33,672	$29,675
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,964	1,024
Building improvements	2 – 5	809	—
Total		41,013	35,267
Accumulated depreciation		(32,390)	(30,561)
Property and equipment—net		$8,623	$4,706
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of

September 30, 2017 and December 31, 2016, information technology includes $1.0 million and $1.1 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.8 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.
7. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	September 30, 2017	December 31, 2016
Goodwill	$120,154	$79,147
Customer relationships - Acquired (1)
Cost	$93,371	$63,571
Accumulated amortization	(42,323)	(31,660)
Customer relationships - Acquired, net	$51,048	$31,911
Customer relationships - Other (2)
Cost	$12,051	$4,320
Accumulated amortization	(4,562)	(2,708)
Customer relationships - Other, net	$7,489	$1,612
Trademarks (3)
Cost	$9,770	$6,770
Accumulated amortization	(942)	(431)
Trademarks, net	$8,828	$6,339
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
(3) Trademarks reflect values associated with the recognition and positive reputation of acquired businesses accounted for as part of the acquisition method in accordance with ASC 805 through the acquisitions of CenStar, Oasis, the Provider Companies, the Major Energy Companies and the Verde Companies. These trademarks are recorded as other assets in the condensed consolidated balance sheets. See Note 3 "Acquisitions" for further discussion.

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill (1)	Customer Relationships - Acquired	Customer Relationships - Others	Trademarks
Balance at December 31, 2016	$79,147	$31,911	$1,612	$6,339
Additions (Major Working Capital Adjustment)	260	—	—	—
Additions (Perigee)	1,540	1,100	—	—
Additions (Verde)	39,207	28,700	—	3,000
Additions (Other) (2)	—	—	7,730	—
Amortization expense	—	(10,663)	(1,853)	(511)
Balance at September 30, 2017	$120,154	$51,048	$7,489	$8,828
(1) Changes in goodwill in the nine months ended September 30, 2017 include NG&E's working capital settlement with the Major Energy Companies' sellers of $0.3 million, Perigee's goodwill of $1.5 million, and the Verde Companies' goodwill of $39.2 million.
(2) Includes $2.2 million and $7.7 million related to GAP book purchases for the three and nine months ended September 30, 2017, respectively, and less than $0.1 million related to the Frontier book purchase for the three and nine months ended September 30, 2017.

The acquired customer relationship intangibles related to the Major Energy Companies, the Provider Companies, and the Verde Companies were bifurcated between hedged and unhedged customer contracts. The unhedged customer contracts are amortized to depreciation and amortization based on the expected future cash flows by year. The hedged customer contracts were evaluated for favorable or unfavorable positions at the time of acquisition and amortized to retail cost of revenue based on the expected term and position of the underlying fixed price contract in each reporting period. Customer relationship amortization expense for the three and nine months ended September 30, 2017 was $4.9 million and $10.7 million, respectively, which is net of $0.7 million amortization expense and $0.2 million amortization expense, respectively, included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at September 30, 2017 is as follows (in thousands):

Year ending December 31,
2017	$5,585
2018	19,371
2019	14,799
2020	10,396
2021	8,912
> 5 years	8,302
Total	$67,365

8. Customer Acquisitions

On April 3, 2017, the Company and Spark HoldCo exercised an option to acquire approximately 44,000 RCEs from the original owner of Perigee. As of September 30, 2017, the Company paid $7.1 million for customers transferred to date. The purchase price was capitalized as customer relationships and is being amortized over a three year period as customers begin using electricity under a contract with the Company.

9. Debt
Debt consists of the following amounts (in thousands):

	September 30, 2017	December 31, 2016
Current portion of Senior Credit Facility - Bridge Loan	$7,500	$—
Current portion of Prior Senior Credit Facility—Working Capital Line (1) (2)	—	29,000
Current portion of Prior Senior Credit Facility—Acquisition Line (2)	—	22,287
Current portion of Note Payable—Pacific Summit Energy	—	15,501
Convertible subordinated notes to affiliate	—	6,582
Current portion of Note Payable—Verde	13,276	—
Total current debt	20,776	73,370
Long-term portion of Senior Credit Facility	84,025	—
Subordinated Debt	—	5,000
Long-term portion of Note Payable—Verde	4,575
Total long-term debt	88,600	5,000
Total debt	$109,376	$78,370
(1) As of September 30, 2017 and December 31, 2016, the Company had $39.3 million and $29.6 million in letters of credit issued, respectively.
(2) As of September 30, 2017 and December 31, 2016, the weighted average interest rate on the current portion of our Senior Credit Facility was 4.52% and 4.93%, respectively.

Deferred financing costs were $1.5 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively. Of these amounts, $0.8 million and $0.4 million is recorded in other current assets in the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively, and $0.7 million and zero is recorded in other assets in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, representing capitalized financing costs related to our Senior Credit Facility and Prior Senior Credit Facility.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest incurred on Senior Credit Facility	$988	$712	$2,216	$1,435
Accretion related to Earnouts (1)	1,127	—	3,787	—
Letters of credit fees and commitment fees	214	195	632	570
Amortization of deferred financing costs	219	231	750	465
Interest incurred on convertible subordinated notes to affiliate (2)	—	132	1,052	385
Interest incurred on subordinated debt	153	—	161	—
Interest on Verde promissory note	162	—	162	—
Interest Expense	$2,863	$1,270	$8,760	$2,855

(1) Includes accretion related to the Major Earnout of $1.0 million, and the Verde Earnout of $0.1 million for the three months ended September 30, 2017, and accretion related to the Provider Earnout of $0.1 million, the Major Earnout of $3.6 million, and the Verde Earnout of $0.1 million for the nine months ended September 30, 2017.
(2) Includes amortization of the discount on the convertible subordinated notes to affiliates of less than $0.1 million and $0.1 million, respectively, for the three and nine months ended September 30, 2016.
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

On August 17, 2017 and October 4, 2017, we exercised the accordion feature in the Senior Credit Facility for an additional $15.0 million in each exercise, for a total of $30.0 million in commitments by two new lenders which brought total commitments under the Senior Credit Facility from $120.0 million to $150.0 million.

Subject to applicable sublimits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans up to $150.0 million (“Working Capital Loans”), and bridge loans up to $37.5 million (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to refinance loans outstanding under the previous Senior Credit Facility, pay fees and expenses in connection with the current Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of the Company’s Class A common stock.

The Senior Credit Facility will mature on May 19, 2019, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity.

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

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, failure of Nathan Kroeker to retain his position as President and Chief Executive Officer of the Company, and failure of W. Keith Maxwell III to retain his position as chairman of the board of directors. A default will also occur if at any time W. Keith Maxwell III ceases to, directly or indirectly, own at least 13,600,000 Class A and Class B shares on a combined basis (to be adjusted for any stock split, subdivisions or other stock reclassification or recapitalization), and a controlling percentage of the voting equity interest of the Company, and certain other changes in control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

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

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of September 30, 2017, there was zero outstanding borrowings under the subordinated note, and at December 31, 2016, there was $5.0 million in outstanding borrowings under the subordinated note.

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
Verde Companies Promissory Note
In connection with the financing of the Verde Companies acquisition, on July 1, 2017, CenStar issued to the Seller the Verde Promissory Note in the aggregate principal amount of $20.0 million for a portion of the purchase price. The promissory note is being paid in eighteen monthly installments beginning on August 1, 2017, and accrues interest at 5% per annum from the date of issuance. The promissory note, including principal and interest, is unsecured, but is guaranteed by the Company. Payment of principal and interest under the promissory note is accelerated upon the occurrence of certain events of default. As of September 30, 2017, there was $17.9 million outstanding under the Verde Promissory Note.
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

	Level 1	Level 2	Level 3	Total
September 30, 2017
Non-trading commodity derivative assets	$333	$818	$—	$1,151
Trading commodity derivative assets	—	431	—	431
Total commodity derivative assets	$333	$1,249	$—	$1,582
Non-trading commodity derivative liabilities	$—	$(7,016)	$—	$(7,016)
Trading commodity derivative liabilities	—	(273)	—	(273)
Total commodity derivative liabilities	$—	$(7,289)	$—	$(7,289)
Contingent payment arrangement	$—	$—	$(8,706)	$(8,706)

	Level 1	Level 2	Level 3	Total
December 31, 2016
Non-trading commodity derivative assets	$1,511	$9,385	$—	$10,896
Trading commodity derivative assets	101	430	—	531
Total commodity derivative assets	$1,612	$9,815	$—	$11,427
Non-trading commodity derivative liabilities	$—	$(661)	$—	$(661)
Trading commodity derivative liabilities	—	(87)	—	(87)
Total commodity derivative liabilities	$—	$(748)	$—	$(748)
Contingent payment arrangement	$—	$—	$(22,653)	$(22,653)
The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2017 and the year ended December 31, 2016.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk, which is calculated based on the Company’s or the counterparty’s historical credit risks. As of September 30, 2017 and December 31, 2016, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of September 30, 2017, the estimated earnout obligations were $8.7 million, which was comprised of the Major Earnout and the Stock Earnout in the amount of $3.2 million, and less than $0.1 million, respectively, and the Verde Earnout in the amount of $5.5 million. The final Provider Earnout payment was paid in June 2017. As of December 31, 2016, the estimated earnout obligations were $22.7 million, which was comprised of the Provider Earnout, the Major Earnout and the Stock Earnout in the amount of $4.9 million, $17.1 million, and $0.7 million, respectively. As of September 30, 2017, the estimated earnouts are recorded on our condensed consolidated balance sheets in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $4.2 million and $4.5 million, respectively; and as of December 31, 2016, in current liabilities - contingent consideration and long-term liabilities - contingent consideration in the amount of $11.8 million and $10.8 million, respectively.
The Provider Earnout was based on achievement by the Provider Companies of a certain customer count criteria over the nine month period following the closing of the Provider Companies acquisition. The sellers of the Provider Companies were entitled to a maximum of $9.0 million and a minimum of $5.0 million in earnout payments based on the level of customer count attained, as defined by the Provider Companies membership interest purchase agreement. In March and June 2017, the Company paid the sellers of the Provider Companies $1.0 million and $4.5 million, respectively, related to the earnout based on the achievement of certain customer count and sales targets. During the three and nine months ended September 30, 2017, the Company recorded accretion of zero and $0.1 million, respectively, to reflect the impact of the time value of the liability prior to the final payment in June 2017. The Company additionally recorded $0.5 million of general and administrative expense related to the change in fair value of the earnout prior to the final payment in June 2017.
The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 400,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). Based on the financial results of the Major Energy Companies during the first earnout period, NG&E was not entitled to receive an issuance of shares of Class B common stock (and a corresponding number of SparkHoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. In March 2017, the Company paid the previous members of the Major Energy Companies $7.4 million related to the period from April 15, 2016 through December 31, 2016. During the three and nine months ended September 30, 2017, the Company recorded accretion of $1.0 million and $3.6 million, respectively, to reflect the impact of the time value of the liability. The Company revalued the liability at September 30, 2017, resulting in the decrease of the fair value of the liability to $3.2 million. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
The Verde Earnout is based on achievement by the Verde Companies of certain performance targets over the 18 month period following the closing of the acquisition of the Verde Companies. The Verde Earnout was valued at $5.4 million as of July 1, 2017, the acquisition date. During the three months ended September 30, 2017, the Company recorded accretion of $0.1 million to reflect the impact of the time value of the liability. In determining the fair value of the Verde Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. As this calculation is based on management’s estimates of the liability, we classified the Verde Earnout liability as a Level 3 measurement.
The following tables present reconciliations of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended September 30, 2017 and December 31, 2016.

	Major Earnout and Stock Earnout	Provider Earnout	Verde Earnout	Total
Fair value at December 31, 2016	$17,760	$4,893	$—	$22,653
Purchase price consideration	—	—	5,400	5,400
Change in fair value of contingent consideration, net	(10,731)	500	—	(10,231)
Accretion of contingent earnout consideration (included within interest expense)	3,602	107	78	3,787
Payments (1)	(7,403)	(5,500)	—	(12,903)
Fair Value at September 30, 2017	$3,228	$—	$5,478	$8,706
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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2017 and December 31, 2016, the Company had paid zero in collateral outstanding. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	September 30, 2017	December 31, 2016
Natural Gas	MMBtu	9,262	8,016
Electricity	MWh	5,623	3,958
Trading

Commodity	Notional	September 30, 2017	December 31, 2016
Natural Gas	MMBtu	532	(953)
Natural Gas Basis	MMBtu	—	(380)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017	2016
Loss on non-trading derivatives, net	$(2,568)	$(1,183)
(Loss) gain on trading derivatives, net	(184)	574
Loss on derivatives, net	(2,752)	(609)
Current period settlements on non-trading derivatives (1) (2) (3) (4)	7,481	(8,889)
Current period settlements on trading derivatives	(24)	20
Total current period settlements on derivatives	$7,457	$(8,869)
(1) Excludes settlements of $0.5 million for the three months ended September 30, 2016 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.
(2) Excludes settlements of $0.1 million and $11.2 million, respectively, for the three months ended September 30, 2017 and 2016 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.
(3) Excludes settlements of $0.4 million for the three months ended September 30, 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.
(4) Excludes settlements of $1.0 million for the three months ended September 30, 2017 related to non-trading derivative liabilities assumed in the acquisition of the Verde Companies.

	Nine Months Ended September 30,
	2017	2016
(Loss) gain on non-trading derivatives, net	$(34,146)	$2,519
(Loss) gain on trading derivatives, net	(79)	368
(Loss) gain on derivatives, net	(34,225)	2,887
Current period settlements on non-trading derivatives (1) (2) (3) (4)	19,016	3,341
Current period settlements on trading derivatives	(208)	86
Total current period settlements on derivatives	$18,808	$3,427
(1) Excludes settlements of less than $0.1 million and $0.6 million, respectively, for the nine months ended September 30, 2017 and 2016 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.
(2) Excludes settlements of $0.1 million and $14.7 million, respectively, for the nine months ended September 30, 2017 and 2016 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.
(3) Excludes settlements of $0.8 million for the nine months ended September 30, 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.
(4) Excludes settlements of $1.0 million for the nine months ended September 30, 2017 related to non-trading derivative liabilities assumed in the acquisition of the Verde Companies.
Gains (losses) on trading derivative instruments are recorded in net asset optimization revenues and gains (losses) on non-trading derivative instruments are recorded in retail cost of revenues on the condensed consolidated statements of operations.
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	September 30, 2017
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$2,494	$(1,637)	$857	$—	$857
Trading commodity derivatives	592	(5)	587	—	587
Total Current Derivative Assets	3,086	(1,642)	1,444	—	1,444
Non-trading commodity derivatives	294	—	294	—	294
Trading commodity derivatives	23	(179)	(156)	—	(156)
Total Non-current Derivative Assets	317	(179)	138	—	138
Total Derivative Assets	$3,403	$(1,821)	$1,582	$—	$1,582

	September 30, 2017
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(22,538)	$18,932	$(3,606)	$—	$(3,606)
Trading commodity derivatives	(276)	3	(273)	—	(273)
Total Current Derivative Liabilities	(22,814)	18,935	(3,879)	—	(3,879)
Non-trading commodity derivatives	(11,788)	8,378	(3,410)	—	(3,410)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(11,788)	8,378	(3,410)	—	(3,410)
Total Derivative Liabilities	$(34,602)	$27,313	$(7,289)	$—	$(7,289)

	December 31, 2016
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$19,657	$(11,844)	$7,813	$—	$7,813
Trading commodity derivatives	614	(83)	531	—	531
Total Current Derivative Assets	20,271	(11,927)	8,344	—	8,344
Non-trading commodity derivatives	7,874	(4,791)	3,083	—	3,083
Total Non-current Derivative Assets	7,874	(4,791)	3,083	—	3,083
Total Derivative Assets	$28,145	$(16,718)	$11,427	$—	$11,427

	December 31, 2016
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(662)	$69	$(593)	$—	$(593)
Trading commodity derivatives	(92)	5	(87)	—	(87)
Total Current Derivative Liabilities	(754)	74	(680)	—	(680)
Non-trading commodity derivatives	(305)	237	(68)	—	(68)
Total Non-current Derivative Liabilities	(305)	237	(68)	—	(68)
Total Derivative Liabilities	$(1,059)	$311	$(748)	$—	$(748)

12. Income Taxes

Income Taxes

The Company, CenStar and Verde Energy USA, Inc. (Verde Corp) are each subject to U.S. federal income tax as corporations. CenStar and Verde Corp will file consolidated tax returns in jurisdictions that allow combined reporting. Spark HoldCo and its subsidiaries, with the exception of CenStar and Verde Corp, are treated as flow-through entities for U.S. federal income tax purposes, and, as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, the Company is subject to U.S. federal income taxation on its allocable share of Spark HoldCo’s net U.S. taxable income.

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

The Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of September 30, 2017, the Company had a total liability of $49.9 million for the effect of the Tax Receivable Agreement liability, with approximately $1.4 million classified as short-term liability and the remainder as a long-term liability. The Company had a long-term deferred tax asset of approximately $19.7 million related to the Tax Receivable Agreement liability. See Note 14 "Transactions with Affiliates" for further discussion.

The effective U.S. federal and state income tax rate for the nine months ended September 30, 2017 and 2016 is 15.5% and 14.2%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The higher effective tax rate for the nine months ended September 30, 2017 is primarily attributable to the mix of earnings between corporate and partnership income.

Total income tax expense for the nine months ended September 30, 2017 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
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

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2009 to 2016 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. As of September 30, 2017, we have accrued $1.7 million related to indirect tax audits. The outcome of these indirect tax audits may result in additional expense.

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

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. On September 5, 2017, the parties reached a confidential settlement in this matter, which the Company expects to pay in late 2017. As of September 30, 2017, the Company has accrued the amount of the settlement related to this litigation.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. The appellate hearing was held on June 1, 2017. No appellate decision has been issued to date. As of December 31, 2016 and September 30, 2017, respectively, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage for any actual exposure in this appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in mid-2016, enrolled customers through fraudulent and misleading advertising and promotions prior to the acquisition. Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. On July 7, 2017, Plaintiffs filed a Motion for Leave to Amend their Complaint to add a new Plaintiff. Spark filed an opposition to Plaintiff’s motion on July 28, 2017 and Plaintiffs replied on August 11, 2017.
On September 11, 2017, the court held a hearing on Plaintiffs’ motion to amend and Spark’s motion to dismiss at which time the Court requested supplemental briefing on Plaintiffs’ RICO claims against Spark, which is now complete. No ruling has yet been received on these motions. Discovery has not yet commenced in this matter. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. The district court ordered briefing on Defendant’s motion to dismiss. Respond Power LLC filed a motion to dismiss the plaintiffs’ declaratory judgment and breach of contract claims (the class claims) on June 30, 2017.  The motion is fully briefed and submitted, and the parties await a decision from the Court.  The Company currently cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Jurich v. Verde Energy USA, Inc., is a purported class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that Verde charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the purported class and injunctive relief. The parties have exchanged initial discovery. Plaintiffs’ motion for class certification was briefed and Verde filed its opposition to plaintiffs’ motion for class certification on October 17, 2017. Oral argument on the motion for class certification is scheduled for November 20, 2017. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde’s alleged conduct. Discovery on the claims of the named plaintiffs closes on November 10, 2017, and dispositive motions on the named plaintiffs’ claims must be filed by November 24, 2017. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies is handling this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations by original owners of the Verde Companies.

Coleman v. Verde Energy USA Illinois, LLC is a purported class action filed on January 23, 2017 in the United States District Court for the Southern District of Illinois alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent. The Parties have reached a confidential settlement in this matter.

Saul Horowitz, as Sellers’ Representative v. National Gas & Electric, LLC (NGE) and Spark Energy, Inc. (Spark), is a lawsuit asserting purported claims of fraudulent inducement against NGE, breach of contract against NGE and Spark, and tortious interference with contract against Spark by the former owners of the Major Energy Companies related to the membership interest purchase, subsequent transfer, and associated earnout agreements with the Major Energy Companies' former owners. The lawsuit was filed on October 10, 2017 in the United States District Court for the Southern District of New York. Spark’s first responsive pleading will be filed with the Court by November 21, 2017. Spark denies the allegations asserted and intends to vigorously defend this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. The Master Service Agreement is for a one-year term and renews automatically for successive one-year terms unless the Master Service Agreement is terminated by either party. Retailco Services provides us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three and nine months ended September 30, 2017.
Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of 4.5 million and 2.6 million as of September 30, 2017 and December 31, 2016, respectively, and current accounts payable—affiliates of 4.7 million and 3.8 million as of September 30, 2017 and December 31, 2016, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.

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
Revenues and Cost of Revenues—Affiliates
The Company and an affiliate are party to an agreement whereby the Company purchases natural gas from an affiliate. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 related to this agreement were zero. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 related to this agreement were zero and $1.6 million, respectively.
The Company also purchased natural gas at a nearby third-party plant inlet that is then sold to an affiliate. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 related to these sales were zero. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 related to these sales were zero and $0.2 million, respectively.
Additionally, the Company entered into a natural gas transportation agreement with another affiliate at its pipeline, whereby the Company transports retail natural gas and pays the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes transported. The current transportation agreement renews annually on February 28 at a fixed rate per MMBtu without a minimum monthly payment. While this transportation agreement remains in effect, this entity is no longer an affiliate as our Founder terminated his interest in the affiliate on May 16, 2016. Cost of revenues—affiliates, recorded in retail cost of revenues in the condensed consolidated statements of operations related to this activity, were zero and less than $0.1 million, for the three and nine months ended September 30, 2016.
Cost Allocations

The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was $5.7 million and $19.4 million, respectively, for the three and nine months ended September 30, 2017.

Of the $5.7 million and $19.4 million total net amounts directly billed and allocated from affiliates, the Company recorded general and administrative expense of $5.1 million and $17.0 million for the three and nine months ended September 30, 2017, respectively, in the condensed consolidated statement of operations in connection with fees paid, net of damages charged, under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.2 million and $0.5 million of property and equipment for the application, development and implementation of various systems during three and nine months ended September 30, 2017.

The total net amount direct billed and allocated from affiliates was $3.2 million and $12.8 million, respectively, for the three and nine months ended September 30, 2016. Of this total net amount, $2.9 million and $11.0 million were recorded as general and administrative expenses for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $1.3 million of property and equipment were capitalized for the application, development, and implementation of various systems during the three and nine months ended September 30, 2016, respectively.

Distributions to and Contributions from Affiliates

During the nine months ended September 30, 2017 and 2016, the Company made net capital distributions to NuDevco Retail and Retailco of $11.7 million and $19.9 million, respectively, in conjunction with the payment of quarterly distributions attributable to its Spark HoldCo units. During the nine months ended September 30, 2017 and 2016, the Company made distributions to NuDevco Retail and Retailco for gross-up distributions of $12.6 million and $6.3 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three and nine months ended September 30, 2017, the Company recorded $0.5 million for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our condensed consolidated balance sheet as of September 30, 2017. Of the $0.5 million, the Company received $0.2 million cash during the three months ended September 30, 2017. In addition, the Company received $0.7 million cash during the nine months ended September 30, 2017 related to disgorgement of stockholder short-swing profit recorded in our condensed consolidated balance sheet as of December 31, 2016.

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

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of September 30, 2017 and December 31, 2016, there was zero and $5.0 million, respectively, in outstanding borrowings under the subordinated note.

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

Following the five-year deferral period ending September 30, 2019, the Company will be obligated to pay any outstanding deferred TRA Payments to the extent such deferred TRA Payments do not exceed (i) the lesser of the Company's proportionate share of aggregate Cash Available for Distribution of Spark HoldCo during the five-year deferral period or the cash distributions actually received by the Company during the five-year deferral period, reduced by (ii) the sum of (a) the aggregate target quarterly dividends (which, for the purposes of the Tax Receivable Agreement, will be $0.18125 per Class A common stock share and $0.546875 per Series A Preferred Stock share per quarter) during the five-year deferral period, (b) the Company's estimated taxes during the five-year deferral period, and (c) all prior TRA Payments and (d) if with respect to the quarterly period during which the deferred TRA Payment is otherwise paid or payable, Spark HoldCo has or reasonably determines it will have amounts necessary to cause the Company to receive distributions of cash equal to the target quarterly distribution payable during that quarterly period. Any portion of the deferred TRA Payments not payable due to these limitations will no longer be payable.

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted the Company the right to defer the TRA Payment until May 2018. During the period of time when the Company has elected to defer the TRA payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The initial payment of $1.4 million deferred until May 2018 was reclassified to a current liability as of September 30, 2017. As of September 30, 2017, we do not expect to meet the threshold coverage ratio required to fund the payment to Retailco, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2017. As such, the payment will be deferred pursuant to the terms thereof. The liability has been classified as non-current in our condensed consolidated balance sheet at September 30, 2017 and December 31, 2016.

15. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $31.7 million and $26.0 million and asset optimization cost of revenues of $32.0 million and $25.9 million for the three months ended September 30, 2017 and 2016, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $132.8 million and $89.1 million and asset optimization cost of revenues of $133.5 million and $89.1 million for the nine months ended September 30, 2017 and 2016, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$15,393	$7,930	$34,010	$48,388
Interest and other income	(168)	(240)	(102)	(340)
Interest expense	2,863	1,270	8,760	2,855
Operating Income	18,088	8,960	42,668	50,903
Depreciation and amortization	11,509	8,295	30,435	23,337
General and administrative	25,566	18,009	69,405	55,188
Less:
Net asset optimization expenses	(320)	108	(681)	(42)
Net, (loss) gain on non-trading derivative instruments	(2,568)	(1,183)	(34,146)	2,519
Net, Cash settlements on non-trading derivative instruments	7,481	(8,889)	19,016	3,341
Retail Gross Margin	$50,570	$45,228	$158,319	$123,610

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$202,259	$13,277	$—	$—	$215,536
Retail cost of revenues	153,594	6,779	—	—	160,373
Less:
Net asset optimization expenses	—	(320)	—	—	(320)
(Losses) gains on non-trading derivatives	(2,762)	194	—	—	(2,568)
Current period settlements on non-trading derivatives	6,932	549	—	—	7,481
Retail Gross Margin	$44,495	$6,075	$—	$—	$50,570
Total Assets at September 30, 2017	$1,044,914	$351,244	$238,119	$(1,194,821)	$439,456
Goodwill at September 30, 2017	$117,624	$2,530	$—	$—	$120,154

Three Months Ended September 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$144,243	$13,851	$—	$—	$158,094
Retail cost of revenues	113,600	9,230	—	—	122,830
Less:
Net asset optimization revenues	—	108	—	—	108
Gains (losses) on non-trading derivatives	68	(1,251)	—	—	(1,183)
Current period settlements on non-trading derivatives	(8,614)	(275)	—	—	(8,889)
Retail Gross Margin	$39,189	$6,039	$—	$—	$45,228
Total Assets at December 31, 2016	$577,695	$242,739	$169,404	$(613,670)	$376,168
Goodwill at December 31, 2016	$76,617	$2,530	$—	$—	$79,147

Nine Months Ended September 30, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$467,861	$95,418	$—	$—	$563,279
Retail cost of revenues	364,518	56,253	—	—	420,771
Less:
Net asset optimization expenses	—	(681)	—	—	(681)
Losses on non-trading derivatives	(31,722)	(2,424)	—	—	(34,146)
Current period settlements on non-trading derivatives	18,936	80	—	—	19,016
Retail Gross Margin	$116,129	$42,190	$—	$—	$158,319
Total Assets at September 30, 2017	$1,044,914	$351,244	$238,119	$(1,194,821)	$439,456
Goodwill at September 30, 2017	$117,624	$2,530	$—	$—	$120,154

Nine Months Ended September 30, 2016	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$293,571	$84,450	$—	$—	$378,021
Retail cost of revenues	209,617	38,976	—	—	248,593
Less:
Net asset optimization expenses	—	(42)	—	—	(42)
Gains on non-trading derivatives	997	1,522	—	—	2,519
Current period settlements on non-trading derivatives	731	2,610	—	—	3,341
Retail Gross Margin	$82,226	$41,384	$—	$—	$123,610
Total Assets at December 31, 2016	$577,695	$242,739	$169,404	$(613,670)	$376,168
Goodwill at December 31, 2016	$76,617	$2,530	$—	$—	$79,147
16. Subsequent Events

Declaration of Dividends

On October 18, 2017, the Company declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on November 29, 2017 and payable on December 14, 2017.

On October 18, 2017, the Company declared a quarterly cash dividend in the amount of $0.546875 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.1875 per share. The dividend will be paid on January 15, 2018 to holders of record on January 1, 2018 of the Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared of $3.0 million in the aggregate for the year ended December 31, 2017 based on the Series A Preferred Stock outstanding as of September 30, 2017.

Amendment of the Senior Credit Facility

On November 2, 2017, the Company and Co-Borrowers entered into an amendment to the Senior Credit Facility, which entitles the co-borrowers to elect to increase total commitments under the Senior Credit Facility from $150.0 million to $200.0 million. In connection with any such increase in commitments, the various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans will increase accordingly. The Company intends on increasing commitments up to the maximum as soon as it can identify additional lenders to take up the increased capacity. See Part II, Item 5 to this Quarterly Report on Form 10-Q for a more detailed discussion of this amendment.

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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices,

•	extreme and unpredictable weather conditions,

•	milder than forecasted weather conditions,

•	impact of hurricanes and other natural disasters,

•	the sufficiency of risk management and hedging policies,

•	customer concentration,

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

•
the "Risk Factors" in our Annual Report Form 10-K for the year ended December 31, 2016, our Quarterly Report Form 10-Q for the quarter ended June 30, 2017, this Quarterly Report on Form 10-Q, and in our other public filings and press releases.

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
Overview

Spark Energy, Inc. is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of November 3, 2017, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2017 and 2016, approximately 94% and 91%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2017 and 2016, approximately 6% and 9%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

Recent Developments

Negative impact of Hurricane Harvey

In the third quarter of 2017, Hurricane Harvey caused historic flooding, extensive damage and widespread power outages across the Gulf Coast of Texas. Although we did not suffer physical damage to our Houston offices, the hurricane negatively impacted our ability to serve our customers and deliver electricity in this region during the hurricane and for the following weeks. We recorded estimated losses of approximately $1.1 million (including $0.4 million of additional estimated bad debt expense). The Company has not completed the final accumulation of total estimated losses attributable to lost revenues due to these power outages.

Declaration of Dividends

On October 18, 2017, we declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on November 29, 2017 and payable on December 14, 2017.

On October 18, 2017, we declared a dividend of $0.546875 to holders of record of our Series A Preferred Stock on January 1, 2018 and payable on January 15, 2018.

Acquisition of Verde

On July 1, 2017, we, through our subsidiary, CenStar, completed the acquisition from Verde Energy USA Holdings, LLC (the “Seller”) of all of the outstanding membership interests and stock in the Verde Companies (as defined in Note 1 to our condensed consolidated financial statements). Total consideration was approximately $91.2 million, of which approximately $20.8 million was used to purchase positive net working capital. We funded the closing consideration of $85.8 million through: (i) approximately $6.8 million of cash on hand, (ii) approximately $15.0 million in subordinated debt from our founder and majority shareholder through the Subordinated Facility (defined below), (iii) approximately $44.0 million in borrowings under the Senior Credit Facility, and (iv) the issuance by CenStar to the Seller of a promissory note in the aggregate principal amount of $20.0 million (the “Promissory Note”). In addition to the consideration paid at closing, CenStar is obligated to pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months following closing that exceeds certain thresholds, subject to the Verde Companies’ ability to achieve defined customer count criteria. This earnout liability was valued at $5.4 million on the acquisition date.

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
During the three months ended September 30, 2017, the Company sold 94,339 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $2.4 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

Residential Customer Equivalents

The following table shows activity of our residential customer equivalents ("RCEs") during the three months ended September 30, 2017:

RCEs:
(In thousands)	June 30, 2017	Additions (1)	Attrition	September 30, 2017	% Increase (Decrease)
Retail Electricity	644	239	(104)	779	21%
Retail Natural Gas	182	14	(18)	178	(2)%
Total Retail	826	253	(122)	957	16%
(1) Includes approximately 145,000 RCEs of the Verde Companies.

The following table details our count of RCEs by geographical location as of September 30, 2017:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
East	592	76%	105	59%	697	73%
Midwest	74	9%	46	26%	120	12%
Southwest	113	15%	27	15%	140	15%
Total	779	100%	178	100%	957	100%

The geographical regions noted above include the following states:

•	East - Connecticut, Delaware, Florida, Maine, Maryland (including the District of Columbia), Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Nevada and Texas.

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. We expect to focus on organic growth beginning in late 2017 through 2018.

Organic Growth

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

Acquisitions

Our acquisition strategy has two components. We independently acquire companies and portfolios of companies through some combination of cash, borrowings under the Senior Credit Facility, or through the issuance of common or preferred stock or other financing arrangements with our Founder and his affiliates. Additionally, our Founder formed National Gas & Electric, LLC, an affiliate of the Company ("NG&E"), in 2015 for the purpose of purchasing retail energy companies and retail customer books that could ultimately be resold to us. We currently expect that we would fund any future transaction with NG&E using some combination of cash, subordinated debt, or the issuance of Class A common stock or Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration will depend, among other things, on our capital structure and liquidity at the time of any transaction. There is no guarantee that NG&E will continue to offer us acquisition opportunities. Additionally, as we grow and our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties.

Our ability to grow at historic levels may be constrained if the market for acquisition candidates is limited and we are unable to make acquisitions of portfolios of customers and retail energy companies on commercially reasonable terms.

In April 2017 as a part of the acquisition of Perigee Energy, LLC ("Perigee") from NG&E, the Company exercised an option to purchase additional customers from the previous owner of Perigee. As of September 30, 2017, the Company had purchased approximately 44,000 customers at an aggregate option price of $7.1 million.

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

Customer acquisition cost for the three and nine months ended September 30, 2017 was approximately $6.6 million and $18.6 million, respectively.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended September 30, 2017 was 4.2%. Our customer attrition has been lower in recent quarters as we have increased our focus on the acquisition of higher lifetime value customers. We have also increased our customer win-back efforts through our multiple brands, and have more aggressively pursued proactive renewals and other customer relationship strategies to maintain a low level of customer attrition.

Customer Credit Risk

Our bad debt expense for the three and nine months ended September 30, 2017 was 3.4% and 1.8%, respectively, of non-POR market retail revenues. As our geographic and acquisition channel mix changes, our bad debt expense increased. In order to manage this, we are placing an increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets during three and nine months ended September 30, 2017.

As a result of Hurricane Harvey, we expect bad debt expense to increase in 2017 as our customers in the Gulf Coast region whose homes were flooded may dispute or fail to pay outstanding amounts due.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability because of our current substantial concentration in the residential customer segment in which energy usage is highly sensitive to weather conditions that impact heating and cooling demand. During the three months ended September 30, 2017, we experienced milder than anticipated weather conditions, which negatively impacted overall customer usage.

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

Net asset optimization results were a loss of $0.3 million for the three months ended September 30, 2017, primarily due to $0.8 million of our annual legacy demand charges allocated to the quarter, offset by arbitrage opportunities we captured. During the full year 2017, we are obligated to pay demand charges of approximately $2.6 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

Factors Affecting Comparability of Historical Financial Results

Presentation of the Acquisition of Perigee Energy, LLC

On April 1, 2017, the Company and Spark HoldCo, entered into a Membership Interest Purchase Agreement with Retailco and NG&E for the purchase of all the membership interests of Perigee from NG&E. The Company completed the acquisition of Perigee from NG&E on April 1, 2017. Because the acquisition of Perigee was a transfer of equity interests of entities under common control, the Company's historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to Perigee from February 3, 2017. The unaudited condensed consolidated financial statements for this recasted period have been prepared from NG&E's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Perigee during the recasted period.

How We Evaluate Our Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Adjusted EBITDA	$19,610	$20,316	$74,003	$57,076
Retail Gross Margin	$50,570	$45,228	$158,319	$123,610

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

Retail Gross Margin. We define retail gross margin as operating income (loss) plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (iii) net asset optimization revenues, (iv) net gains (losses) on non-trading derivative instruments, and (v) net current period cash settlements on non-trading derivative instruments. Retail gross margin is included as a supplemental disclosure because it is a primary performance measure used by our management to determine the performance of our retail natural gas and electricity business by removing the impacts of our asset optimization activities and net non-cash income (loss) impact of our economic hedging activities. As an indicator of our retail energy business’ operating performance, retail gross margin should not be considered an alternative to, or more meaningful than, operating income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP.

We believe retail gross margin provides information useful to investors as an indicator of our retail energy business's operating performance.

The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by operating activities. The GAAP measure most directly comparable to Retail Gross Margin is operating income (loss). Our non-GAAP financial measures of Adjusted EBITDA and Retail Gross Margin should not be considered as alternatives to net income (loss), net cash provided by operating activities, or operating income (loss). Adjusted EBITDA and Retail Gross Margin are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider Adjusted EBITDA or Retail Gross Margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Retail Gross Margin exclude some, but not all, items that affect net income (loss), net cash provided by operating activities, and operating income (loss), and are defined differently by different companies in our industry, our definition of Adjusted EBITDA and Retail Gross Margin may not be comparable to similarly titled measures of other companies.
Management compensates for the limitations of Adjusted EBITDA and Retail Gross Margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$12,942	$6,801	$28,745	$41,536
Depreciation and amortization	11,509	8,295	30,435	23,337
Interest expense	2,863	1,270	8,760	2,855
Income tax expense	2,451	1,129	5,265	6,852
EBITDA	29,765	17,495	73,205	74,580
Less:
Net, (losses) gains on derivative instruments	(2,752)	(609)	(34,225)	2,887
Net, Cash settlements on derivative instruments	7,457	(8,869)	18,808	3,427
Customer acquisition costs	6,568	8,242	18,642	15,217
Plus:
Non-cash compensation expense	1,118	1,585	4,023	4,027
Adjusted EBITDA	$19,610	$20,316	$74,003	$57,076

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by (used in) operating activities	$16,418	$(48,157)	$63,824	$61,643
Amortization of deferred financing costs	(219)	(231)	(750)	(465)
Allowance for doubtful accounts and bad debt expense	(2,517)	(381)	(3,436)	(842)
Interest expense	2,863	1,270	8,760	2,855
Income tax expense	2,451	1,129	5,265	6,852
Changes in operating working capital
Accounts receivable, prepaids, current assets	4,457	4,475	(17,084)	(19,227)
Inventory	2,246	1,672	1,936	(568)
Accounts payable and accrued liabilities	(9,973)	54,299	8,136	5,854
Other	3,884	6,240	7,352	974
Adjusted EBITDA	$19,610	$20,316	$74,003	$57,076
Cash Flow Data:
Cash flows provided by (used in) operating activities	$16,418	$(48,157)	$63,824	$61,643
Cash flows (used in) provided by investing activities	(5,712)	17,976	(95,977)	(34,175)
Cash flows (used in) provided by financing activities	(13,502)	34,242	24,442	(15,035)

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$18,088	$8,960	$42,668	$50,903
Depreciation and amortization	11,509	8,295	30,435	23,337
General and administrative	25,566	18,009	69,405	55,188
Less:
Net asset optimization (expenses) revenues	(320)	108	(681)	(42)
Net, Losses (gains) on non-trading derivative instruments	(2,568)	(1,183)	(34,146)	2,519
Net, Cash settlements on non-trading derivative instruments	7,481	(8,889)	19,016	3,341
Retail Gross Margin	$50,570	$45,228	$158,319	$123,610
Retail Gross Margin - Retail Electricity Segment	$44,495	$39,189	$116,129	$82,226
Retail Gross Margin - Retail Natural Gas Segment	$6,075	$6,039	$42,190	$41,384

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

(In Thousands)	Three Months Ended September 30,
	2017	2016	Change
Revenues:
Retail revenues	$215,856	$157,986	$57,870
Net asset optimization (expenses)/revenues	(320)	108	(428)
Total Revenues	215,536	158,094	57,442
Operating Expenses:
Retail cost of revenues	160,373	122,830	37,543
General and administrative	25,566	18,009	7,557
Depreciation and amortization	11,509	8,295	3,214
Total Operating Expenses	197,448	149,134	48,314
Operating income	18,088	8,960	9,128
Other expense/(income):
Interest expense	(2,863)	(1,270)	(1,593)
Interest and other income	168	240	(72)
Total other expenses	(2,695)	(1,030)	(1,665)
Income before income tax expense	15,393	7,930	7,463
Income tax expense	2,451	1,129	1,322
Net income	$12,942	$6,801	$6,141
Adjusted EBITDA (1)	$19,610	$20,316	$(706)
Retail Gross Margin (1)	50,570	45,228	5,342
Customer Acquisition Costs	6,568	8,242	(1,674)
RCE Attrition	4.2%	3.8%	0.4%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended September 30, 2017 were approximately $215.5 million, an increase of approximately $57.4 million, or 36%, from approximately $158.1 million for the three months ended September 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes from the Verde Companies during the quarter, partially offset by a decrease in volumes due to milder-than-normal weather and a decrease in electricity pricing.

Change in electricity volumes sold	$60.9
Change in natural gas volumes sold	(0.6)
Change in electricity unit revenue per MWh	(2.8)
Change in natural gas unit revenue per MMBtu	0.3
Change in net asset optimization revenue	(0.4)
Change in total revenues	$57.4

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2017 was approximately $160.4 million, an increase of approximately $37.6 million, or 31%, from approximately $122.8 million for the three months ended September 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisition of the Verde Companies and an increase in electricity costs, offset by a decrease in volumes due to milder-than-normal weather and a decrease in the value of our retail derivative portfolio.

Change in electricity volumes sold	$44.4
Change in natural gas volumes sold	(0.3)
Change in electricity unit cost per MWh	8.3
Change in natural gas unit cost per MMBtu	0.2
Change in value of retail derivative portfolio	(15.0)
Change in retail cost of revenues	$37.6

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2017 was approximately $25.6 million, an increase of approximately $7.6 million, or 42%, as compared to $18.0 million for the three months ended September 30, 2016. This increase was primarily attributable to variable costs associated with increased RCEs as a result of the acquisition of the Verde Companies, as well as costs related to the acquisition of customers by the Verde Companies that we cannot capitalize, offset by net decrease in fair value of earnout liabilities, which decreased general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2017 was approximately $11.5 million, an increase of approximately $3.2 million, or 39%, from approximately $8.3 million for the three months ended September 30, 2016. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisition of the Verde Companies.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2017 was approximately $6.6 million, a decrease of approximately 1.6 million, or 20%, from approximately $8.2 million for the three months ended September 30, 2016. This decrease was primarily due to our decreased organic sales as we devoted resources during the quarter to the acquisition of the Verde Companies. This decrease was partially offset by an increase in customer acquisition cost of the Verde Companies.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

In Thousands	Nine Months Ended September 30,
	2017	2016	Change
Revenues:
Retail revenues	$563,960	$378,063	$185,897
Net asset optimization expenses	(681)	(42)	(639)
Total Revenues	563,279	378,021	185,258
Operating Expenses:
Retail cost of revenues	420,771	248,593	172,178
General and administrative	69,405	55,188	14,217
Depreciation and amortization	30,435	23,337	7,098
Total Operating Expenses	520,611	327,118	193,493
Operating income	42,668	50,903	(8,235)
Other expense/(income):
Interest expense	(8,760)	(2,855)	(5,905)
Interest and other income	102	340	(238)
Total other expenses	(8,658)	(2,515)	(6,143)
Income before income tax expense	34,010	48,388	(14,378)
Income tax expense	5,265	6,852	(1,587)
Net income	$28,745	$41,536	$(12,791)
Adjusted EBITDA (1)	$74,003	$57,076	$16,927
Retail Gross Margin (1)	158,319	123,610	34,709
Customer Acquisition Costs	18,642	15,217	3,425
RCE Attrition	4.0%	4.1%	(0.1)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the nine months ended September 30, 2017 were approximately $563.3 million, an increase of approximately $185.3 million, or 49%, from approximately $378.0 million for the nine months ended September 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes driven by the acquisitions of the Provider Companies, the Major Energy Companies, and the Verde Companies partially offset by a decrease in volumes due to milder-than-normal weather and decreased electricity and natural gas pricing.

Change in electricity volumes sold	$192.3
Change in natural gas volumes sold	13.0
Change in electricity unit revenue per MWh	(18.0)
Change in natural gas unit revenue per MMBtu	(1.4)
Change in net asset optimization revenue (expense)	(0.6)
Change in total revenues	$185.3

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2017 was approximately $420.8 million, an increase of approximately $172.2 million, or 69%, from approximately $248.6 million for the nine months ended September 30, 2016, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes driven by the acquisitions of the Provider Companies, the Major Energy Companies, and the Verde Companies and an increase of our retail derivative portfolio, offset by a decrease in volumes due to milder-than-normal weather.

Change in electricity volumes sold	$138.4
Change in natural gas volumes sold	6.6
Change in electricity unit cost per MWh	2.0
Change in natural gas unit cost per MMBtu	4.2
Change in value of retail derivative portfolio	21.0
Change in retail cost of revenues	$172.2

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2017 was approximately $69.4 million, an increase of approximately $14.2 million, or 26%, as compared to $55.2 million for the nine months ended September 30, 2016. This increase was primarily due to increased billing and other variable costs associated with increased RCEs as a result of the acquisitions of the Provider Companies, the Major Energy Companies and the Verde Companies, as well as costs related to the acquisition of customers by the Verde Companies that we cannot capitalize, partially offset by a net decrease in fair value of earnout liabilities which decreased general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2017 was approximately $30.4 million, an increase of approximately $7.1 million, or 30%, from approximately $23.3 million for the nine months ended September 30, 2016. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Provider Companies, the Major Energy Companies and the Verde Companies.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2017 was approximately $18.6 million, an increase of approximately $3.4 million, or 22%, from approximately $15.2 million for the nine months ended September 30, 2016. This increase was primarily due to customer acquisition costs of the Major Energy Companies, the Provider Companies and the Verde Companies offset by decreased organic sales in the second and third quarter of 2017.

Operating Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$202,259	$144,243	$467,861	$293,571
Retail Cost of Revenues	153,594	113,600	364,518	209,617
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	4,170	(8,546)	(12,786)	1,728
Retail Gross Margin (1) — Electricity	$44,495	$39,189	$116,129	$82,226
Volumes — Electricity (MWhs)	2,063,894	1,451,182	4,828,629	2,917,674
Retail Gross Margin (2) — Electricity per MWh	$21.56	$27.01	$24.05	$28.18

Retail Natural Gas Segment
Total Revenues	13,277	13,851	95,418	84,450
Retail Cost of Revenues	6,779	9,230	56,253	38,976
Less: Net Asset Optimization (Expenses) Revenues	(320)	108	(681)	(42)
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	743	(1,526)	(2,344)	4,132
Retail Gross Margin (1) — Gas	$6,075	$6,039	$42,190	$41,384
Volumes — Gas (MMBtus)	1,706,132	1,775,174	12,554,497	10,893,631
Retail Gross Margin (2) — Gas per MMBtu	$3.56	$3.40	$3.36	$3.80

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2017 were approximately $202.3 million, an increase of approximately $58.1 million, or 40%, from approximately $144.2 million for the three months ended September 30, 2016. This increase was largely because of an increase in volumes, primarily due to our acquisition of the Verde Companies, as well as organic growth in the East, resulting in an increase of $60.9 million. This increase was partially offset by lower customer pricing, driven by the lower electricity pricing environment from milder than anticipated weather, which resulted in a decrease of $2.8 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2017 were approximately $153.6 million, an increase of approximately $40.0 million, or 35%, from approximately $113.6 million for the three months ended September 30, 2016. This increase was primarily due to an increase in volumes as a result of the acquisition of the Verde Companies, as well as organic growth in the East, resulting in an increase of $44.4 million, and an increase in supply cost of $8.3 million. We also recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $12.7 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2017 was approximately $44.5 million, an increase of approximately $5.3 million, or 14%, from approximately $39.2 million for the three months ended September 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$16.5
Change in unit margin per MWh	(11.2)
Change in retail electricity segment retail gross margin	$5.3
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2017 were approximately $13.2 million, a decrease of approximately $0.7 million, or 5%, from approximately $13.9 million for the three months ended September 30, 2016. This decrease was primarily attributable to a decrease in customer sales volumes, which decreased total revenues by $0.6 million, a decrease of $0.4 million in net asset optimization revenues, offset by higher rates driven by the higher natural gas pricing environment, which resulted in an increase in total revenues of $0.3 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2017 were approximately $6.8 million, a decrease of $2.4 million, or 26%, from approximately $9.2 million for the three months ended September 30, 2016. This decrease was primarily due to the change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $2.3 million, a decrease in volume, which resulted in a decrease of $0.3 million, offset by increased supply cost of $0.2 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2017 was approximately $6.1 million, an increase of approximately $0.1 million, or 1%, from approximately $6.0 million for the three months ended September 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$(0.2)
Change in unit margin per MMBtu	0.3
Change in retail natural gas segment retail gross margin	$0.1

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2017 were approximately $467.9 million, an increase of approximately $174.3 million, or 59%, from approximately $293.6 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in volume from the acquisitions of the Major Energy Companies, the Provider Companies and the Verde Companies and the addition of several higher volume commercial customers in the East, which resulted in an increase in revenues of $192.3 million. This increase was partially offset by a decrease in electricity pricing, driven by the lower electricity pricing environment from milder than anticipated weather, which resulted in a decrease of $18.0 million.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2017 was approximately $364.5 million, an increase of approximately $154.9 million, or 74%, from approximately $209.6 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in volume as a result of the acquisitions of the Major Energy Companies, the Provider Companies and the Verde Companies and the addition of higher volume commercial customers in the East, which resulted in an increase of $138.4 million, increased electricity prices, which resulted in an increase in retail cost of revenues of $2.0 million. Additionally, there was an increase of $14.5 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2017 was approximately $116.1 million, an increase of approximately $33.9 million, or 41%, from approximately $82.2 million for the nine months ended September 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$53.9
Change in unit margin per MWh	(20.0)
Change in retail electricity segment retail gross margin	$33.9
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2017 were approximately $95.4 million, an increase of approximately $11.0 million, or 13%, from approximately $84.4 million for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in customer sales volume resulting from the acquisitions of the Major Energy Companies and the Verde Companies, which increased total revenues by $13.0 million offset by lower rates driven by the lower natural gas pricing environment, which resulted in a decrease in total revenues of $1.4 million, and a decrease of $0.6 million in net optimization revenues.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2017 was approximately $56.3 million, an increase of approximately $17.3 million, or 44%, from approximately $39.0 million for the nine months ended September 30, 2016. This increase was due to a $6.5 million change in the fair value of our retail derivative portfolio used for hedging, an increase of $6.6 million related to increased volume resulting from the acquisition of the Major Energy Companies and increased supply costs of $4.2 million.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2017 was approximately $42.2 million, an increase of approximately $0.8 million, or 2%, from approximately $41.4 million for the nine months ended September 30, 2016, as indicated in the table below (in millions).

Change in volumes sold	$6.3
Change in unit margin per MMBtu	(5.5)
Change in retail natural gas segment retail gross margin	$0.8

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

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility and Subordinated Facility. We believe that cash generated from these sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock for the next twelve months. In order to finance the acquisition of the Verde Companies, we borrowed $44.0 million under our Senior Credit Facility and $15.0 million under the Subordinated Facility. During the quarter ended September 30, 2017, we paid down $15.0 million of outstanding debt under our Subordinated Facility. Remaining availability under these two facilities as of September 30, 2017 is $4.2 million and $25.0 million, respectively, under the Senior Credit Facility and the Subordinated Facility. Please see "—Prior Senior Credit Facility" and "—Senior Debt Facility" for a description of our Prior Senior Credit Facility and our current Senior Credit Facility, and "—Subordinated Debt Facility" for a description of the Subordinated Facility.

Share Repurchase Program

On May 24, 2017, the Company authorized a share repurchase program of up to $50.0 million of Class A common stock through December 31, 2017. The Company intends to fund the program through availability under its credit facilities and cash balances, as well as future operating cash flows. The shares of Class A Common Stock may be repurchased from time to time in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The repurchase program does not obligate Spark to acquire any particular amount of Class A common stock and it may be modified or suspended at any time, and could be terminated prior to completion.

Since inception of the share repurchase program in May 2017, the Company has repurchased 89,446 shares of its Class A common stock for a total cost of approximately $1.9 million.

Shelf Registration Statement

On October 7, 2016, we filed a registration statement under the Securities Act on Form S-3 covering offers and sales, from time to time, by us of up to $200,000,000 of Class A common stock, preferred stock, depositary shares and warrants, and by the selling stockholders named therein of up to 22,679,126 shares of Class A common stock (the "Shelf Registration Statement"). The Shelf Registration Statement was declared effective on October 20, 2016.

At-the-Market Issuance Sales Agreement
On July 21, 2017, the Company entered into the ATM Agreement to sell the Company’s Series A Preferred Stock, having an aggregate offering price of up to $50.0 million under the Shelf Registration Statement. The Company intends to use the proceeds from any sales pursuant to the ATM Agreement, after deducting the sales agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, funding working capital, capital expenditures, liquidity for operational contingencies, debt repayments and acquisitions.

During the three months ended September 30, 2017, the Company sold an aggregate of 94,339 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $2.4 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

Based upon our current plans, level of operations and business conditions, we believe that our cash on hand, cash generated from operations, and available borrowings under the Senior Credit Facility and Subordinated Facility will be sufficient to meet our capital requirements and working capital needs. We believe that the financing of any additional growth through acquisitions of businesses in 2017 may require further equity financing and/or further expansion of our Senior Credit Facility to accommodate such growth.

The following table details our total liquidity as of the date presented:

($ in thousands)	September 30, 2017
Cash and cash equivalents	$11,249
Senior Credit Facility Availability (1)	4,209
Subordinated Debt Availability	25,000
Total Liquidity	$40,458
(1) Subject to Senior Credit Facility borrowing base and covenant restrictions. See “—Cash Flows—Senior Credit Facility.”

Capital expenditures for the nine months ended September 30, 2017 included approximately $18.6 million for customer acquisitions and $1.4 million related to information systems improvements.
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

During the nine months ended September 30, 2017, we paid dividends to holders of our Class A common stock for the three months ended December 31, 2016, March 31, 2017 and June 30, 2017 of approximately $0.18125 per share for each dividend declaration or $7.1 million in the aggregate. On October 18, 2017, our Board of Directors declared a quarterly dividend of $0.18125 per share for the third quarter of 2017 to holders of the Class A common stock on November 29, 2017. This dividend will be paid on December 14, 2017. The dividends that we anticipate paying approximately $0.725 per share or $9.5 million in the aggregate on an annualized basis based on the Class A common stock outstanding at September 30, 2017. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

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

For the three and nine months ended September 30, 2017, the Company paid $1.2 million related to dividends to holders of Series A Preferred Stock. As of September 30, 2017, the Company had accrued $0.9 million related to dividends to holders of our Series A Preferred Stock. This dividend was paid on October 16, 2017. In accordance with the terms of the Series A Preferred Stock, our Board of Directors declared a quarterly cash dividend in the amount of $0.546875 per share for the Series A Preferred Stock. The dividend will be paid on January 15, 2018 to holders of record on January 1, 2018 of the Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared for the year ended December 31, 2017 of $1.73 per share or $3.0 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2017.

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

We met the threshold coverage ratio required to fund the first TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted us the right to defer the TRA Payment until May 2018. During the period of time when we have elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The initial payment of $1.4 million under the Tax Receivable Agreement due in May 2018 was classified as a current liability as of September 30, 2017. See Note 14 "Transactions with Affiliates" in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement. See also “Risk Factors—Risks Related to our Class A Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2016 for risks related to the Tax Receivable Agreement.

As of September 30, 2017, we do not expect to meet the threshold coverage ratio required to fund the payment to Retailco, LLC under the Tax Receivable Agreement during the four-quarter period ending September 30, 2017. As such the payment of $1.9 million under the Tax Receivable Agreement due in late 2017 will be deferred pursuant to the terms thereof.

Pacific Summit Energy LLC
Prior to March 31, 2017, the Major Energy Companies were party to three trade credit arrangements with Pacific Summit Energy LLC (“Pacific Summit”), which consisted of purchase agreements, operating agreements relating to purchasing terms, security agreements, lockbox agreements and guarantees, and provided for the exclusive supply of gas and electricity on credit by Pacific Summit to the Major Energy Companies for resale to end users. On March 31, 2017, the Pacific Summit arrangements were terminated, and the credit requirements of Major Energy Companies were funded from our working capital. All amounts due to Pacific Summit have been paid.
Verde Companies Promissory Note
In connection with the financing of the Verde Companies acquisition, on July 1, 2017, CenStar issued to the Seller the Verde Promissory Note in the aggregate principal amount of $20.0 million for a portion of the purchase price. The promissory note is being paid in 18 monthly installments beginning on August 1, 2017, and accrues interest at 5% per annum from the date of issuance. The promissory note, including principal and interest, is unsecured, but is guaranteed by the Company. Payment of principal and interest under the promissory note is accele rated upon the occurrence of certain events of default. As of September 30, 2017, there was $17.9 million outstanding under the Verde Promissory Note.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$63,824	$61,643	$2,181
Net cash used in investing activities	$(95,977)	$(34,175)	$(61,802)
Net cash provided by (used in) financing activities	$24,442	$(15,035)	$39,477
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2017 increased by $2.2 million compared to the nine months ended September 30, 2016. The increase was primarily the result of an increase in the changes in working capital for the nine months ended September, 30 2017.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $61.8 million for the nine months ended September 30, 2017, which was primarily due to funding of the Verde acquisition and the acquisitions of Perigee and other customers during the nine months ended September 30, 2017, as well as earnout payments made during the nine months ended September 30, 2017 related to the Provider Companies and the Major Energy Companies.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities increased by $39.5 million for the nine months ended September 30, 2017. The increase in cash flows provided by financing activities was primarily due to proceeds received from the issuance of our Series A Preferred Stock, increased net borrowings under our Senior Credit Facility to fund the Verde acquisition, offset by additional dividends and distributions made to holders of our Class A and Class B common stock, respectively.

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

Senior Credit Facility
On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (the “Senior Credit Facility”) in an aggregate amount of $120.0 million. The Verde Companies became Co-Borrowers upon the completion of our acquisition of the Verde Companies.The Co-Borrowers are entitled to request an increase in the Senior Credit Facility amount up to $150.0 million provided that, among other things, (i) no event of default or default exists or would exist after giving effect thereto and (ii) evidence of the Co-Borrowers’ compliance with financial covenants on a pro forma basis before and after giving effect to such increase.

During the third quarter we exercised the accordion feature in the Senior Credit Facility twice for an additional $30 million in commitments from two lenders which brought total commitments under the Senior Credit Facility from $120 million to $150 million.

On November 2, 2017, we entered into an amendment to the Senior Credit Facility which entitles the Co-Borrowers to elect to increase total commitments under the Senior Credit Facility from $150.0 million to $200.0 million. In connection with any such increase in commitments, the various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans will increase accordingly. The Company intends on increasing commitments up to the maximum as soon as it can identify additional lenders to take up the increased capacity. See Part II, Item 5 to this Quarterly Report on Form 10-Q for a more detailed discussion of this amendment.

Subject to applicable sublimits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans up to $150.0 million (“Working Capital Loans”), and bridge loans up to $37.5 million (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to refinance loans outstanding under the Prior Senior Credit Facility, pay fees and expenses in connection with the current Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of the Company’s Class A common stock.

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

As of September 30, 2017, the Company was in compliance with these ratios.

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

The Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, failure of Nathan Kroeker to retain his position as President and Chief Executive Officer of the Company, and failure of W. Keith Maxwell III to retain his position as chairman of the board of directors. A default will also occur if at any time W. Keith Maxwell III ceases to, directly or indirectly, own at least 13,600,000 Class A and Class B shares on a combined basis (to be adjusted for any stock split, subdivisions or other stock reclassification or recapitalization), and a controlling percentage of the voting equity interesting of the Company, and certain other changes in control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

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

During the three and nine months ended September 30, 2017, the Company recorded general and administrative expense of $5.1 million and $17.0 million, respectively, in connection with the Master Service Agreement. For the three and nine months ended September 30, 2017, Penalty Payments totaled zero and $0.1 million, respectively, and Damage Payments totaled zero.

Additionally, under the Master Service Agreement, we capitalized $0.2 million and $0.5 million, respectively, during the three and nine months ended September 30, 2017, of property and equipment for software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems.

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

On July 8, 2015, the Company issued a convertible subordinated note to Retailco Acquisition Co, LLC ("RAC"), which is wholly owned by our Founder, for $2.1 million in connection with our acquisition of CenStar. RAC assigned the convertible subordinated note to Retailco on January 4, 2017, and on January 8, 2017, the convertible subordinated note was converted into 269,462 shares of Class B common stock.

On July 31, 2015, the Company issued a convertible subordinated note to RAC for $5.0 million in connection with our acquisition of Oasis. The convertible subordinated note was scheduled to mature on July 31, 2020, and carried interest at a rate of 5% per annum, payable semi-annually. RAC assigned the convertible subordinated note to

Retailco on January 4, 2017, and on January 31, 2017, the convertible subordinated note was converted into 766,180 shares of Class B common stock.

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

We use the Subordinated Facility to enhance working capital, for growth initiatives, and for capital optimization. As of September 30, 2017, there were no outstanding borrowings under the Subordinated Facility.

Investment in ESM

The Company and Spark HoldCo, together with eREX Co., Ltd., a Japanese company, are joint venture partners in eREX Spark Marketing Co., Ltd ("ESM"). Operations for ESM began on April 1, 2016 in connection with the deregulation of the Japanese power market. As of September 30, 2017, the Company has contributed 156.4 million Japanese Yen, or $1.4 million, for 20% ownership of ESM. As of September 30, 2017, ESM has approximately 80,000 customers, which are currently excluded from our RCEs.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no material off-balance sheet arrangements.

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

The new standard requires prospective recognition of excess tax benefits resulting from stock-based compensation vesting and exercises to be recognized as a reduction of income taxes and reflected in operating cash flows. Previously, these amounts were recognized in additional paid-in capital and presented as a financing activity on the statement of cash flows. Net excess tax benefits of $0.2 million were recognized as a reduction of income taxes for the nine months ended September 30, 2017. Prior periods have not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes to be reported as financing activities in the statement of cash flows. Previously, these cash flows were included in operating activities. The Company has elected to adopt this prospectively, as permitted by ASU 2016-09. This change resulted in a $1.7 million impact on the statement of cash flow for the nine months ended September 30, 2017.

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

Standards Being Evaluated/Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue

from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt the standard using the modified retrospective approach. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures, except for information compilation for the new required disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of eight specific cash flow issues in the statement of cash flows. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash proceeds from the settlement of insurance claims, cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspects of more than one class of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This ASU should be applied using a retrospective transition method for each period presented. The Company will adopt ASU 2016-15 effective January1, 2018 and expects reclassification in the statement of cash flows related to contingent consideration payments.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of the current and deferred income tax consequences of intercompany asset transfers other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. This ASU should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt ASU 2016-16 effective January 1, 2018 and expects the adoption of this standard will have no material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). ASU 2017-09 provides guidance on when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met:

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

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU 2017-12"). ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments are effective for the Company's fiscal year beginning after December 15, 2018, with early adoption permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company expects this standard will have no material impact on the Company's consolidated financial statements.

Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. As of September 30, 2017, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net (loss) gain on non-trading derivative instruments net of cash settlements was $4.9 million and $(15.1) million for the three and nine months ended September 30, 2017, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2017, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 641,998 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2017 levels would have increased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2017 levels would have decreased the fair market value of our non-trading energy derivatives by $0.2 million. As of September 30, 2017, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 51,972 MWhs. An increase of 10% in the forward market prices from their September 30, 2017 levels would have increased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2017 levels would have decreased the fair market value of our non-trading energy derivatives by $0.1 million.

We measure the commodity risk of our trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2017, our Gas Trading Fixed Price Open Position was a long position of 2,500 MMBtu. An increase in 10% in the market prices (NYMEX) from their September 30, 2017 levels would have increased the fair market value of our trading energy derivatives by less than $0.1 million. Likewise, a decrease in 10% in the market prices (NYMEX) from their September 30, 2017 levels would have decreased the fair market value of our trading energy derivatives by less than $0.1 million.

Credit Risk

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 67% and 65% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three and nine months ended September 30, 2017, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.1% and 1.2%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three and nine months ended September 30, 2017 was approximately 3.4% and 1.8%, respectively, of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2017.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2017, approximately 75% of our total exposure of $5.0 million was either with an investment grade customer or otherwise secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2017, we were co-borrowers under the Senior Credit Facility, under which $91.5 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2017, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $0.9 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On July 1, 2017, we completed our acquisition of the Verde Companies. We anticipate excluding the internal control over financial reporting of the Verde Companies from our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2017 based on timing of integration. We have expanded our consolidation and disclosure controls and procedures to include the Verde Companies, and we continue to assess the current internal control over financial reporting.

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

The Company is the subject of the following lawsuits:

John Melville et al v. Spark Energy Inc. and Spark Energy Gas, LLC is a purported class action filed on December 17, 2015 in the United States District Court for the District of New Jersey alleging, among other things, that (i) sales representatives engaged as independent contractors for Spark Energy Gas, LLC engaged in deceptive acts in violation of the New Jersey Consumer Fraud Act, (ii) Spark Energy Gas, LLC breach its contract with plaintiff, including a breach of the covenant of good faith and fair dealing. On September 5, 2017, the parties reached a confidential settlement in this matter, which the Company expects to pay in late 2017.

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiff. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiff. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. The appellate hearing was held on June 1, 2017. No appellate decision has been issued to date. As of December 31, 2016 and September 30, 2017, respectively, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorney's fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage for any actual exposure in this appeal.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark Holdco, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark Holdco, LLC in mid-2016, enrolled customers through fraudulent and misleading advertising and promotions prior to the acquisition. Plaintiffs allege the following claims against all Defendants: violation of the Maine Unfair Trade Practices Act, violation of RICO, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek unspecified damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. On July 7, 2017, Plaintiffs filed a Motion for Leave to Amend their Complaint to add a new Plaintiff. Spark filed an opposition to Plaintiff’s motion on July 28, 2017 and Plaintiffs replied on August 11, 2017.
On September 11, 2017, the court held a hearing on Plaintiffs’ motion to amend and Spark’s motion to dismiss at which time the Court requested supplemental briefing on Plaintiffs’ RICO claims against Spark, which is now complete. No ruling has yet been received on these motions. Discovery has not yet commenced in this matter. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. The district court ordered briefing on Defendant’s motion to dismiss. Respond Power LLC filed a motion to dismiss the plaintiffs’ declaratory judgment and breach of contract claims (the class claims) on June 30, 2017.  The motion is fully briefed and submitted, and the parties await a decision from the Court.  The Company currently cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Jurich v. Verde Energy USA, Inc., is a purported class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that Verde charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the purported class and injunctive relief. The parties have exchanged initial discovery. Plaintiffs’ motion for class certification was briefed and Verde filed its opposition to plaintiffs’ motion for class certification on October 17, 2017. Oral argument on the motion for class certification is scheduled for November 20, 2017. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies is handling this matter. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde’s alleged conduct. Discovery on the claims of the named plaintiffs closes on November 10, 2017, and dispositive motions on the named plaintiffs’ claims must be filed by November 24, 2017. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations by original owners of the Verde Companies.

Coleman v. Verde Energy USA Illinois, LLC is a purported class action filed on January 23, 2017 in the United States District Court for the Southern District of Illinois alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent. The Parties have reached a confidential settlement in this matter.

Saul Horowitz, as Sellers’ Representative v. National Gas & Electric, LLC (NGE) and Spark Energy, Inc. (Spark), is a lawsuit asserting purported claims of fraudulent inducement against NGE, breach of contract against NGE and

Spark, and tortious interference with contract against Spark by the former owners of Major Energy Services, LLC, Major Energy Electric Services, LLC and Respond Power, LLC (collectively “Major”) related to the membership interest purchase, subsequent transfer, and associated earnout agreements with Major’s former owners. The lawsuit was filed on October 10, 2017 in the United States District Court for the Southern District of New York. Spark’s first responsive pleading will be filed with the Court by November 21, 2017. Spark denies the allegations asserted and intends to vigorously defend this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A. - Risk Factors" in our 2016 Annual Report on Form 10-K and in “Item 1A. - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which are incorporated herein by reference. Except as provided below, there has been no material change in our risk factors from those described in the 2016 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Reference is made to the risk factor entitled “We face risks due to increasing trends in regulation of the retail energy at the state level” in Item 1A of Part I in our Form 10-K for the year ended December 31, 2016. In order to update this risk factor for developments that have occurred during the third quarter of 2017, the following information is added to the risk factor:

On July 27, 2017, the New York State Supreme Court, Appellate Division, Third Department ruled to uphold the lower court’s ruling overturning portions of the Resetting Order because the NYPSC did not follow the proper process in issuing the Order. However, the Court also determined that the NYPSC has authority to set ESCO rates and take other action consistent with the Resetting Order as long as the proper administrative process is followed. The NYPSC is currently in the midst of evidentiary hearings to determine what the regulatory framework for ESCOs in New York will be going forward. The evidentiary hearing will commence on November 29, 2017, after which we anticipate that the administrative law judges overseeing the hearing will provide for settlement discussions before proceeding with briefing and adjudication of the matter. There can be no assurance that settlement discussions between the NYPSC and ESCOs will occur, or if such discussions occur, that they will result in a commercially reasonable framework for ESCOs to operate in New York.

In addition, in connection with the pending Low-Income Order promulgated by the NYPSC in December of 2016, the New York State Supreme Court, Appellate Division, Third Department ruled in September 2017 that ESCOs must proceed with returning existing low-income customers to utility service and stop enrolling new low-income customers. The ESCO’s have effectively exhausted their legal remedies to appeal this matter and will likely be obligated to comply with the Low-Income Order. ESCOs may continue serving low income customers if those customers are enrolled in longer term gift-term or guaranteed savings arrangements (that were entered into prior to the effective date of the Low-Income Order) or if the ESCO receives a waiver from the NYPSC to provide low-income customers with guaranteed savings. We anticipate that the Company and its subsidiaries will be required to drop low-income customers to the applicable utilities in the next twelve months, representing approximately 2% of our total customer count as of September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases of our Class A common stock by us during the three months ended September 30, 2017 pursuant to our share repurchase program. Stock purchases may be made in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The share buyback program does not obligate us to acquire any specific dollar amount or number of shares of Class A common stock, and it may be terminated prior to completion.

Period	Total Number of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Class A Common Stock That May Yet Be Purchased Under the Program (in thousands) (1)
July 1, 2017 through July 31, 2017 (2)	29,720	$20.27	29,720	$48,112
August 1, 2017 through August 31, 2017	—	—	—	$48,112
September 1, 2017 through September 30, 2017	—	—	—	$48,112
Total	29,720	$20.27	29,720	$48,112

(1) On May 24, 2017, the Company announced that the Board of Directors authorized a share repurchase program of up to $50.0 million of Class A common stock through December 31, 2017.
(2) During July 2017, the Company acquired 29,720 shares of Class A common stock at a weighted-average price of $20.27 for a total purchase price of $0.6 million (including fees, commissions and expenses). The number of shares of Class A common stock purchased reflects trades that were settled in July 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
Amendment of Senior Credit Facility

On November 2, 2017, the Company and Co-Borrowers, entered into an amendment of the Senior Credit Facility to provide a revised accordion feature to allow the Co-Borrowers to elect to increase aggregate Commitments under the Senior Credit Facility from $150.0 million to up to $200.0 million (the “Amendment”), subject to customary conditions.

The Amendment changes the definition of Maximum Working Capital Advance Cap to $150.0 million to reflect the current outstanding commitment levels under the Senior Credit Facility after the Co-Borrowers had fully exercised the original accordion feature. The Amendment also contains increases to various sublimits under the Senior Credit Facility if and to the extent that the Co-Borrowers elect to increase commitments up to $200.0 million under the new accordion feature as follows:

•	The sublimits on the Bridge Loans for acquisitions, currently at $37.5 million, would continue to be capped 25% of the facility, up to a limit of $50.0 million;

•	Standby Letters of Credit with terms up to 90 days, currently at $150.0 million, would continue to be capped at 100% of the facility, up to a limit of $200.0 million;

•	Standby Letters of Credit with terms from 90 days up to 365 days, currently at $90.0 million, would continue to be capped at 60% of the facility, up to a limit of $120.0 million.

•	The Maximum Working Capital Advance Cap would increase up to a maximum of $200.0 million.

A copy of the Amendment is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The above description of the terms of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
4.2	Promissory Note of CenStar Energy Corp., effective July 1, 2017, payable to Verde Energy USA Holdings, LLC.	8-K	10.1	7/6/2017	001-36559
10.1*
Amendment No. 1 to the Credit Agreement, dated as of November 2, 2017, among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power, LLC, Oasis Electricity Maine, LLC, Electricity N.H., LLC, Provider Power Mass, LLC, Major Energy Services, LLC, Perigee Energy, LLC, Verde Energy USA, Inc. as Co-Borrowers

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

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
4.2	Promissory Note of CenStar Energy Corp., effective July 1, 2017, payable to Verde Energy USA Holdings, LLC.	8-K	10.1	7/6/2017	001-36559
10.1*
Amendment No. 1 to the Credit Agreement, dated as of November 2, 2017, among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power, LLC, Oasis Electricity Maine, LLC, Electricity N.H., LLC, Provider Power Mass, LLC, Major Energy Services, LLC, Perigee Energy, LLC, Verde Energy USA, Inc. as Co-Borrowers

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

Spark Energy, Inc.

November 3, 2017	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)