Form 10-Q
period 2018-03-31
Spark Energy, Inc.
filed 2018-05-10
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Yes ☐    No ☒

There were 13,141,349 shares of outstanding Class A common stock, 21,485,126 shares of Class B common stock and 3,707,256 shares of Series A Preferred Stock outstanding as of May 8, 2018.

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$21,065	$29,419
Accounts receivable, net of allowance for doubtful accounts of $4.4 million and $4.0 million as of March 31, 2018 and December 31, 2017, respectively	152,454	158,814
Accounts receivable—affiliates	3,063	3,661
Inventory	400	4,470
Fair value of derivative assets	7,965	31,191
Customer acquisition costs, net	20,181	22,123
Customer relationships, net	20,878	18,653
Prepaid assets	3,809	1,028
Deposits	28,763	7,701
Other current assets	23,254	19,678
Total current assets	281,832	296,738
Property and equipment, net	7,699	8,275
Fair value of derivative assets	262	3,309
Customer acquisition costs, net	6,698	6,949
Customer relationships, net	35,074	34,839
Deferred tax assets	30,734	24,185
Goodwill	120,154	120,154
Other assets	11,452	11,500
Total assets	$493,905	$505,949
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$61,687	$77,510
Accounts payable—affiliates	4,050	4,622
Accrued liabilities	41,512	33,679
Fair value of derivative liabilities	12,347	1,637
Current portion of Senior Credit Facility	—	7,500
Current payable pursuant to tax receivable agreement—affiliates	5,937	5,937
Current contingent consideration for acquisitions	3,043	4,024
Other current liabilities	2,484	2,675
Current portion of note payable	11,332	13,443
Total current liabilities	142,392	151,027
Long-term liabilities:
Fair value of derivative liabilities	11,038	492
Payable pursuant to tax receivable agreement—affiliates	26,355	26,355
Long-term portion of Senior Credit Facility	106,500	117,750
Contingent consideration for acquisitions	—	626
Other long-term liabilities	—	172
Long-term portion of note payable	5,900	7,051
Total liabilities	292,185	303,473
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and outstanding at March 31, 2018 and 1,704,339 shares issued and outstanding at December 31, 2017	90,758	41,173
Stockholders' equity:
Common Stock (1) :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 13,237,981 issued, and 13,138,535 outstanding at March 31, 2018 and 13,235,082 issued and 13,135,636 outstanding at December 31, 2017	132	132
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 21,485,126 issued and outstanding at March 31, 2018 and December 31, 2017	216	216
Additional paid-in capital	27,717	26,914
Accumulated other comprehensive loss	(43)	(11)
Retained earnings	(5,726)	11,008
Treasury stock, at cost, 99,446 shares at March 31, 2018 and December 31, 2017	(2,011)	(2,011)
Total stockholders' equity	20,285	36,248
Non-controlling interest in Spark HoldCo, LLC	90,677	125,055
Total equity	110,962	161,303
Total liabilities, Series A Preferred Stock and stockholders' equity	$493,905	$505,949
(1)    Outstanding shares of common stock reflect the two-for-one stock split, which took effect on June 16, 2017. See Note 5 "Equity" for further discussion.

(2)    See Note 5 "Equity" for disclosure of our variable interest entity in Spark HoldCo, LLC.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017 (1)
Revenues:
Retail revenues	$284,001	$196,500
Net asset optimization revenues/(expense) (2)	2,687	(193)
Total Revenues	286,688	196,307
Operating Expenses:
Retail cost of revenues	289,876	145,761
General and administrative (3)	30,047	24,493
Depreciation and amortization	13,019	9,270
Total Operating Expenses	332,942	179,524
Operating (loss) income	(46,254)	16,783
Other (expense)/income:
Interest expense	(2,245)	(3,445)
Interest and other income	201	199
Total other expenses	(2,044)	(3,246)
(Loss) Income before income tax (benefit) expense	(48,298)	13,537
Income tax (benefit)/expense	(6,467)	2,405
Net (loss) income	$(41,831)	$11,132
Less: Net (loss) income attributable to non-controlling interests	(29,505)	8,862
Net (loss) income attributable to Spark Energy, Inc. stockholders	$(12,326)	$2,270
Less: Dividend on Series A preferred stock	2,027	183
Net (loss) income attributable to stockholders of Class A common stock	$(14,353)	$2,087
Other comprehensive loss, net of tax:
Currency translation loss	$(83)	$(49)
Other comprehensive loss	(83)	(49)
Comprehensive (loss) income	$(41,914)	$11,083
Less: Comprehensive (loss) income attributable to non-controlling interests	(29,556)	8,831
Comprehensive (loss) income attributable to Spark Energy, Inc. stockholders	$(12,358)	$2,252

Net (loss) income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$(1.09)	$0.16
Diluted	$(1.09)	$0.16

Weighted average shares of Class A common stock outstanding
Basic	13,136	12,996
Diluted	13,136	13,268

(1)
Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

(2)
Net asset optimization revenues (expenses) includes asset optimization revenues—affiliates of $648 and $0 for the three months ended March 31, 2018 and 2017, respectively, and asset optimization revenues—affiliates cost of revenues of $12 and $0 for the three months ended March 31, 2018 and 2017, respectively.

(3)	General and administrative expense includes general and administrative expense—affiliates of $6,400 and $7,300 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	13,235	21,485	(99)	$132	$216	$(2,011)	$(11)	$26,914	$11,008	$36,248	$125,055	$161,303
Stock based compensation	—	—	—	—	—	—	—	817	—	817	—	817
Restricted stock unit vesting	3	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Consolidated net loss	—	—	—	—	—	—	—	—	(12,326)	(12,326)	(29,505)	(41,831)
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(32)	—	—	(32)	(51)	(83)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,822)	(4,822)
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	(2,381)	(2,381)	—	(2,381)
Dividends to Preferred Stock	—	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Balance at March 31, 2018	13,238	21,485	(99)	$132	$216	$(2,011)	$(43)	$27,717	$(5,726)	$20,285	$90,677	$110,962
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017 (1)
Cash flows from operating activities:
Net (loss) income	$(41,831)	$11,132
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	11,632	8,204
Deferred income taxes	(6,549)	(87)
Stock based compensation	1,131	1,367
Amortization of deferred financing costs	295	248
Change in Fair Value of Earnout liabilities	—	711
Accretion on fair value of Earnout liabilities	—	1,226
Bad debt expense	2,423	356
Loss on derivatives, net	36,542	21,796
Current period cash settlements on derivatives, net	16,442	(6,178)
Accretion of discount to convertible subordinated notes to affiliate	—	1,004
Payment of the Major Energy Companies Earnout	—	(1,104)
Other	(248)	6
Changes in assets and liabilities:
Decrease in accounts receivable	9,737	3,738
Decrease (Increase) in accounts receivable—affiliates	354	(55)
Decrease in inventory	4,070	3,322
Increase in customer acquisition costs	(4,274)	(7,690)
Increase in prepaid and other current assets	(22,719)	(1,302)
Increase in other assets	(58)	—
Decrease in accounts payable and accrued liabilities	(9,091)	(8,979)
Decrease in accounts payable—affiliates	(572)	(1,684)
Decrease in other current liabilities	(6,653)	(2,413)
Decrease in other non-current liabilities	(171)	(324)
Net cash (used in) provided by operating activities	(9,540)	23,294
Cash flows from investing activities:
Purchases of property and equipment	(754)	(112)
Acquisition of HIKO	(15,041)	—
Net cash used in investing activities	(15,795)	(112)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs paid	48,490	38,607
Borrowings on notes payable	83,800	5,625
Payments on notes payable	(102,550)	(46,993)
Payment of the Major Energy Companies Earnout	(1,607)	(6,299)
Payment of the Provider Companies Earnout and installment consideration	—	(2,097)
Payments on the Verde promissory note	(3,261)	—
Proceeds from disgorgement of stockholders short-swing profits	244	666
Payment of dividends to Class A common stockholders	(2,381)	(2,355)
Payment of distributions to non-controlling unitholders	(4,822)	(4,347)
Payment of Dividends to Preferred Stock	(932)	—
Net cash provided by (used in) financing activities	16,981	(17,193)
(Decrease) increase in Cash and cash equivalents	(8,354)	5,989
Cash and cash equivalents—beginning of period	29,419	18,960
Cash and cash equivalents—end of period	$21,065	$24,949
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$180	$76
Cash paid during the period for:
Interest	$1,854	$888
Taxes	$1,268	$118
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

Spark Energy, Inc. ("Spark Energy," “Company,” "we" or "us") is an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). Spark HoldCo owns all of the outstanding membership interests or common stock in each of Spark Energy, LLC (“SE”), Spark Energy Gas, LLC (“SEG”), Oasis Power Holdings, LLC ("Oasis"), CenStar Energy Corp. ("CenStar"), Electricity Maine, LLC, Electricity N.H., LLC and Provider Power Mass, LLC (collectively, the "Provider Companies"); Major Energy Services, LLC, Major Energy Electric Services, LLC, and Respond Power, LLC (collectively, the "Major Energy Companies"), Perigee Energy, LLC ("Perigee"), the Verde Companies (as defined below), and HIKO Energy, LLC ("HIKO"), the operating subsidiaries through which the Company operates. The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries.

Verde Energy USA, Inc.; Verde Energy USA Commodities, LLC; Verde Energy USA Connecticut, LLC; Verde Energy USA DC, LLC; Verde Energy USA Illinois, LLC; Verde Energy USA Maryland, LLC; Verde Energy USA Massachusetts, LLC; Verde Energy USA New Jersey, LLC; Verde Energy USA New York, LLC; Verde Energy USA Ohio, LLC; Verde Energy USA Pennsylvania, LLC; Verde Energy USA Texas Holdings, LLC; Verde Energy USA Trading, LLC; and Verde Energy Solutions, LLC (collectively, the “Verde Companies”) operate as retail energy providers and were formed on various dates from December 27, 2007 to November 13, 2014. We acquired the Verde Companies on July 1, 2017, as described in Note 4 "Acquisitions."

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

The Company will remain an “emerging growth company” until as late as the last day of the Company's 2019 fiscal year, or until the earliest of: (i) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (ii) the date on which the Company becomes a “large accelerated filer” (the fiscal year-end on which the total market value of the Company’s common equity securities held by non-affiliates is $700 million or more as of June 30); or (iii) the date on which the Company issues more than $1.0 billion of non-convertible debt over a three-year period.
As a result of the Company's election to avail itself of certain provisions of the JOBS Act, the information that the Company provides may be different than what you may receive from other public companies in which you hold an equity interest.

Exchange and Registration Rights

The Spark HoldCo Third Amended and Restated Limited Liability Company Agreement provides that if the Company issues a new share of Class A common stock, par value $0.01 per share (the "Class A common stock"), Series A Preferred Stock (as defined below) or other equity security of the Company (other than shares of Class B common stock, par value $0.01 per share ("Class B common stock"), and excluding issuances of Class A common stock upon an exchange of Class B common stock or Series A Preferred Stock), Spark HoldCo will concurrently issue a corresponding limited liability company unit either to the holder of the Class B common stock, or to the Company in the case of the issuance of shares of Class A common stock, Series A Preferred Stock or such other equity security. As a result, the number of Spark HoldCo units held by the Company always equals the number of shares of Class A common stock, Series A Preferred Stock or such other equity securities of the Company outstanding.

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

2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC"). This information should be read in conjunction with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2017. The Company's unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.
The preparation of the Company's condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could materially differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

Transactions with Affiliates
The Company enters into transactions with, and pays certain costs on behalf of, affiliates that are commonly controlled by W. Keith Maxwell III, and these affiliates enter into transactions with, and pay certain costs on behalf of us, in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services.
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

Presentation of the Acquisition of Perigee Energy, LLC

On February 3, 2017, NG&E completed the acquisition of 100% of the membership interests of Perigee. On April 1, 2017, the Company and Spark HoldCo completed the purchase of all of the outstanding membership interests of Perigee from NG&E. As the acquisition of Perigee was a transfer of equity interest of entities under common control, the Company's historical financial statements for the three months ended March 31, 2017 have been recast in this Form 10-Q to include the results attributable to Perigee from February 3, 2017. The unaudited condensed consolidated financial statements for this recast period have been prepared from Perigee's historical cost-basis and may not necessarily be indicative of the actual results of operations that would have occurred had the Company owned Perigee during the recast period.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements. See Note 16 "Subsequent Events" for further discussion.

Recent Accounting Pronouncements

Standards adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the new standard effective January 1, 2018 utilizing the full retrospective approach. The adoption of the new standard resulted in no impact to our total revenues and operating income for the years ended December 31, 2017 and 2016, since our contracts with customers identify the delivery of products and services that are individually distinct performance obligations and revenue is recognized when performance obligations are satisfied. As a result, receivable balances related to revenue, including amounts related to unbilled revenue, are reflected as accounts receivable in the condensed consolidated balance sheets. Other than accounts receivable, revenue related contract assets and liabilities are immaterial.

The standard requires expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 3 "Revenues" for further disclosure.

The Company’s asset optimization activities meet the definition of trading activities per FASB ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Revenue from Contracts with Customers (Topic 606).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of cash flow issues in the statement of cash flows. This ASU has been applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 effective January 1, 2018 and resulted in the reclassification of contingent consideration payments made after a business combination as cash outflows for operating and financing activities on a retrospective basis. Because of the change in accounting guidance, we reclassified acquisition related payments of approximately $1.1 million from cash flows from investing activities to cash flows from operating activities for the three months ended March 31, 2017. We reclassified acquisition related payments of approximately $8.4 million from cash flows from investing activities to cash flows from financing activities for the three months ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods and is to be applied prospectively to transactions on or after the adoption date. The Company adopted ASU 2017-01 effective January 1, 2018, and applied the guidance in the evaluation of whether the HIKO acquisition should be accounted for as an acquisition of assets or a business.

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

3. Revenues
Significant accounting policy

The Company’s revenues are derived primarily from the sale of natural gas and electricity to retail customers. The Company also records revenue from sales of natural gas and electricity to wholesale counterparties, including affiliates.

Revenue is measured based on consideration specified in a contract with a retail customer or wholesale counterparty, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer, therefore revenue is recognized when natural gas or electricity is delivered. Similarly, cost of revenues is recognized when the commodity is delivered.

The Company records gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2018 and 2017, the Company’s retail revenues included gross receipts taxes of $2.4 million and $1.4 million, respectively. During the three months ended March 31, 2018 and 2017, the Company’s retail cost of revenues included gross receipts taxes of $2.8 million and $2.3 million, respectively.

Sales tax, which represents taxes assessed by individual state and local governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, is excluded from revenue.

Nature of goods sold

The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about reportable segments, see Note 15 "Segment Reporting."

Retail Natural Gas Segment

Revenues for natural gas sales are recognized under the accrual method when the Company’s performance obligation to a customer is satisfied, which is the point in time when the product is delivered and control of the product passes to the customer. Natural gas products may be sold as fixed-price or variable-price products. The typical length of a contract to provide natural gas is 12 months. Customers are billed and pay at least monthly, based on usage. Natural gas sales that have been delivered but not billed by period end are estimated and recorded as accrued unbilled revenues based on estimates of customer usage since the date of the last meter read provided by the utility. Volume estimates are based on forecasted volumes and estimated residential and commercial customer usage. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class (residential or commercial). Estimated amounts are adjusted when actual usage is known and billed.

Retail Electricity Segment

Revenues for electricity sales are recognized under the accrual method when the Company’s performance obligation to a customer is satisfied, which is the point in time when the product is delivered and control of the product passes to the customer. Electricity products may be sold as fixed or variable rate products. The typical length of a contract to provide electricity is 12 months. Customers are billed and pay at least monthly, based on usage. Electricity sales that have been delivered but not billed by period end are estimated. Accrued unbilled revenues are based on estimates of customer usage since the date of the last meter read provided by the utility. Volume estimates are based on forecasted volumes and estimated residential and commercial customer. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class (residential or commercial). Estimates amounts are adjusted when actual usage is known and billed.

Disaggregation of revenue

The following table disaggregates revenue by primary geographical market, customer type, customer credit risk profile. The table also includes a reconciliation of the disaggregated revenue to revenue by reportable segment (in thousands).

	Reportable segments
	Three months ended March 31, 2018
	Retail Natural Gas	Retail Electricity	Total reportable segments

Primary geographical markets (a)
New England	$9,351	$101,098	$110,449
Mid-Atlantic	25,931	77,555	103,486
Midwest	19,258	17,835	37,093
Southwest	8,562	24,411	32,973
	$63,102	$220,899	$284,001

Customer type
Commercial	$24,299	$96,893	$121,192
Residential	45,729	147,994	193,723
Unbilled revenue (b)	(6,926)	(23,988)	(30,914)
	$63,102	$220,899	$284,001

Customer credit risk
POR	$36,770	$157,001	$193,771
Non-POR	26,332	63,898	90,230
	$63,102	$220,899	$284,001

	Reportable segments
	Three months ended March 31, 2017 (1)
	Retail Natural Gas	Retail Electricity	Total reportable segments

Primary geographical markets (a)
New England	$9,631	$49,904	$59,535
Mid-Atlantic	24,182	58,471	82,653
Midwest	16,954	12,184	29,138
Southwest	12,039	13,135	25,174
	$62,806	$133,694	$196,500

Customer type
Commercial	$23,537	$42,997	$66,534
Residential	43,969	95,435	139,404
Unbilled revenue (b)	(4,700)	(4,738)	(9,438)
	$62,806	$133,694	$196,500

Customer credit risk
POR	$32,984	$92,734	$125,718
Non-POR	29,822	40,960	70,782
	$62,806	$133,694	$196,500
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

(a) The geographical regions noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

(b) Unbilled revenue is recorded in total until actualized, at which time it is categorized between commercial customers and residential customers.
4. Acquisitions
Acquisition of HIKO
On March 1, 2018, the Company entered into a Membership Interest Purchase Agreement pursuant to which the Company acquired all of the issued and outstanding membership interests of HIKO Energy, LLC, a New York limited liability company, for a total purchase price of $6.0 million in cash, plus working capital. HIKO Energy, LLC ("HIKO") has a total of approximately 29,000 RCEs located in 42 markets in 7 states.

The acquisition of HIKO was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, and supported by independent third-party analyses. The allocation of the purchase consideration is as follows (in thousands):

As of March 31, 2018
Cash and restricted cash	309
Intangible assets - customer relationships	6,205
Net working capital, net of cash acquired	9,041
Fair value of derivative liabilities	(205)
Total	15,350

Finalization of the Company's actual working capital adjustment with the Seller is pending as of March 31, 2018. An estimated negative working capital adjustment between the Company and the Seller of $0.4 million was recorded as of March 31, 2018 and is included in other current liabilities.

Customer relationships

The acquired customer relationships intangibles related to the HIKO are reflective of the HIKO's customer base, and were valued using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, intangible assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return to arrive at the present value of the expected future cash flows. These customer relationships will be amortized to depreciation and amortization based on the expected future net cash flows by year.

We have not included pro forma information for HIKO acquisition because it did not have a material impact on our financial position or results of operations.

The Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 included $2.7 million of revenue and $1.1 million of net income from operations related to the operations of HIKO.

Acquisition of Verde

On July 1, 2017, the Company, through CenStar, its subsidiary, completed the acquisition from Verde Energy USA Holdings, LLC (the “Seller”) of all of the outstanding membership interests and stock in the Verde Companies. Total consideration was approximately $91.2 million, of which approximately $20.8 million represented positive net working capital. The Company funded the closing consideration of $85.8 million through: (i) approximately $6.8 million of cash on hand, (ii) approximately $15.0 million in subordinated debt from the Company's founder and majority shareholder through an existing subordinated debt facility, (iii) approximately $44.0 million in borrowings under its senior secured revolving credit facility, and (iv) the issuance by CenStar to the Seller of a promissory note in the aggregate principal amount of $20.0 million (the “Promissory Note”). In addition to the consideration paid at closing, CenStar was obligated to pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months following closing that exceeds certain thresholds, subject to the Verde Companies’ ability to achieve defined customer count criteria (the "Verde Earnout"). The Verde Earnout was valued at $5.4 million on the acquisition date. Upon the closing of the acquisition, the Verde Companies became restricted subsidiaries and co-borrowers under the Company's Senior Credit Facility.

The Verde Earnout was based on achievement by the Verde Companies of certain performance targets over the 18 month period following the closing of the acquisition of the Verde Companies. The Company and the Seller agreed to terminate the Verde Earnout on January 12, 2018, and settled the obligation with the issuance of a $5.9 million promissory note payable to the Seller in June 2019 (the “Verde Earnout Termination Note”). See discussion of the Verde Earnout Termination Note in Note 9 "Debt."

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

As of March 31, 2018
Cash and restricted cash	$1,653
Property and equipment	4,560
Intangible assets - customer relationships	28,700
Intangible assets - trademarks	3,000
Goodwill	39,207
Net working capital, net of cash acquired	19,132
Deferred tax liability	(3,126)
Fair value of derivative liabilities	(1,942)
Total	$91,184

Finalization of the Company's actual working capital adjustment with the Seller is pending as of March 31, 2018. An estimated positive working capital adjustment between the Company and the Seller of approximately $0.5 million was recorded as of March 31, 2018 and is included in accounts receivable.

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

The following unaudited pro forma revenue and earnings summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$233,290	$156,571
Earnings	$2,334	$4,419

The pro forma results are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The revenue and earnings for the three months ended March 31, 2017 and 2016 reflects actual results of operations since the financial results were fully combined during that period. The pro forma results include adjustments primarily related to amortization of acquired intangibles, and certain accounting policy alignments as well as direct and incremental acquisition related costs reflected in the historical financial statements. The preliminary purchase price allocation was used to prepare the pro forma adjustments. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments.

Acquisition of Perigee

On April 1, 2017, the Company and Spark Holdco completed the purchase of all of the outstanding membership interest of Perigee, a Texas limited liability company, with operations across 14 utilities in Connecticut, Delaware, Massachusetts, New York and Ohio. The purchase price for Perigee from NG&E was approximately $4.1 million, which consisted of a base price of $2.0 million, $0.2 million additional customer option payment, and $1.9 million in working capital, subject to adjustments.

The acquisition of Perigee by the Company and Spark HoldCo from NG&E was a transfer of equity interests of entities under common control on April 1, 2017. Accordingly, the assets acquired and liabilities assumed were based on their historical value as of April 1, 2017. NG&E acquired Perigee on February 3, 2017 and the fair value of the net assets acquired was as follows (in thousands):

Final as of December 31, 2017
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

5. Equity

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

The Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo at December 31, 2017 and March 31, 2018, respectively.

Non-controlling Interest Economic Interest

	The Company	NuDevco Retail and Retailco (1)
December 31, 2017	38.12%	61.88%
March 31, 2018	38.12%	61.88%

The following table summarizes the portion of net income and income tax benefit attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)

Net income allocated to non-controlling interest	$(29,888)	$8,405
Income tax benefit allocated to non-controlling interest	(383)	(457)
Net income attributable to non-controlling interest	$(29,505)	$8,862
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

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

Share Repurchase Program

On May 24, 2017, the Company authorized a share repurchase program of up to $50.0 million of Spark Class A common stock through December 31, 2017. The Company funded the program through available cash balances, its credit facilities, and operating cash flows. The share repurchase program expired on December 31, 2017.

The Company used the cost method to account for its treasury shares. Purchases of shares of Class A common stock were recorded at cost, and the gross cost of the Class A common stock purchased was charged to a contra equity account entitled "Treasury Stock."

Class A Common Stock

The Company had a total of 13,138,535 and 13,135,636 shares of its Class A common stock outstanding at March 31, 2018 and December 31, 2017, respectively, and 99,446 shares of treasury stock at March 31, 2018 and December 31, 2017. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company had a total of 21,485,126 shares of its Class B common stock outstanding at March 31, 2018 and December 31, 2017. Each share of Class B common stock, all of which are held by NuDevco Retail and Retailco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there were 3,707,256 and 1,704,339 issued and outstanding shares at March 31, 2018 and December 31, 2017, respectively.

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

The following table presents the computation of (loss) earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to Spark Energy, Inc. stockholders	$(12,326)	$2,270
Less: Dividend on Series A preferred stock	2,027	183
Net (loss) income attributable to stockholders of Class A common stock	$(14,353)	$2,087

Basic weighted average Class A common shares outstanding	13,136	12,996
Basic (loss) earnings per share attributable to stockholders	$(1.09)	$0.16

Net (loss) income attributable to stockholders of Class A common stock	$(14,353)	$2,087
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Diluted net (loss) income attributable to stockholders of Class A common stock	$(14,353)	$2,087

Basic weighted average Class A common shares outstanding	13,136	12,996
Effect of dilutive Class B common stock	—	—
Effect of dilutive restricted stock units	—	272
Diluted weighted average shares outstanding	13,136	13,268

Diluted (loss) earnings per share attributable to stockholders	$(1.09)	$0.16

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of March 31, 2018 (in thousands):

March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21,028
Accounts receivable	152,454
Other current assets	105,895
Total current assets	279,377
Non-current assets:
Goodwill	120,154
Other assets	59,567
Total non-current assets	179,721
Total Assets	$459,098

Liabilities
Current liabilities:
Accounts payable and Accrued Liabilities	$103,084
Contingent consideration	3,043
Other current liabilities	30,212
Total current liabilities	136,339
Long-term liabilities:
Long-term portion of Senior Credit Facility	106,500
Other long-term liabilities	16,938
Total long-term liabilities	123,438
Total Liabilities	$259,777

6. Preferred Stock

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

On July 21, 2017, the Company entered into an At-the-Market Issuance Sales Agreement ("the ATM Agreement") with FBR Capital Markets & Co. as sales agent (the "Agent"). Pursuant to the terms of the ATM Agreement, the Company may sell, from time to time through the Agent, the Company's Series A Preferred Stock, having an aggregate offering price of up to $50.0 million.

During the year ended December 31, 2017, the Company sold an aggregate of 94,339 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $2.4 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

On January 23, 2018, the Company commenced a public offering of its Series A Preferred Stock pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC. The offering closed on January 26, 2018. As part of the January 2018 offering, the Company issued 2,000,000 shares of Series A Preferred Stock, plus accumulated and unpaid dividends, at a price to the public of $25.25 per share ($24.45 per share to the Company, net of underwriting discounts and commissions). The Company received approximately $48.9 million in net proceeds from the offering, after deducting underwriting discounts and commissions and a structuring fee. Offering expenses of $0.5 million were recorded as a reduction to the carrying value of the Series A Preferred Stock. The net proceeds from the offering were contributed to Spark HoldCo to use for general corporate purposes.

During the three months ended March 31, 2018, the Company sold an aggregate of 2,917 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $0.1 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears as specified in the Series A Preferred Stock Certificate of Designations. From March 15, 2017, the Series A Preferred Stock issuance date, to, but not including, April 15, 2022, the Series A Preferred Stock will accrue dividends at an annual percentage rate of 8.75%.

The liquidation preference provisions of the Series A Preferred Stock are considered contingent redemption provisions because there are certain rights granted to the holders of the Series A Preferred Stock that are not solely within the control of the Company upon a change in control of the Company. Accordingly, the Series A Preferred Stock is presented within the mezzanine portion of the accompanying consolidated balance sheet.

The Company had a total of 3,707,256 shares of Series A Preferred Stock issued and outstanding at March 31, 2018 and 1,704,339 shares of Series A Preferred Stock issued and outstanding at December 31, 2017. During the three months ended March 31, 2018, the Company paid $0.9 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2018, the Company had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 16, 2018.

A summary of the Company's mezzanine equity for the three months ended March 31, 2018 is as follows:

(in thousands)
Mezzanine equity at December 31, 2017	$41,173
Issuance of Series A Preferred Stock, net of issuance cost	48,490
Accumulated dividends on Series A Preferred Stock	1,095
Mezzanine equity at March 31, 2018	$90,758

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

7. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	March 31, 2018	December 31, 2017
Information technology	2 – 5	$34,677	$34,103
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,964	1,964
Building improvements	2 – 5	809	809
Total		42,018	41,444
Accumulated depreciation		(34,319)	(33,169)
Property and equipment—net		$7,699	$8,275
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2018 and December 31, 2017, information technology includes $0.1 million and $1.2 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $1.2 million and $0.5 million for the three months ended March 31, 2018 and 2017.

8. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	March 31, 2018	December 31, 2017
Goodwill	$120,154	$120,154
Customer relationships - Acquired (1)
Cost	$99,576	$93,371
Accumulated amortization	(49,578)	(46,681)
Customer relationships - Acquired, net	$49,998	$46,690
Customer relationships - Other (2)
Cost	$12,336	$12,336
Accumulated amortization	(6,382)	(5,534)
Customer relationships - Other, net	$5,954	$6,802
Trademarks (3)
Cost	$9,770	$9,770
Accumulated amortization	(1,483)	(1,212)
Trademarks, net	$8,287	$8,558
(1) Customer relationships - Acquired represent those customer acquisitions accounted for under the acquisition method in accordance with ASC 805. See Note 4 "Acquisitions" for further discussion.
(2) Customer relationships - Other represent portfolios of customer contracts not accounted for in accordance with ASC 805 as these acquisitions were not in conjunction with the acquisition of businesses.
(3) Trademarks reflect values associated with the recognition and positive reputation of acquired businesses accounted for as part of the acquisition method in accordance with ASC 805 through the acquisitions of CenStar, Oasis, the Provider Companies, the Major Energy Companies and the Verde Companies. These trademarks are recorded as other assets in the condensed consolidated balance sheets. See Note 4 "Acquisitions" for further discussion.

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships - Acquired & Non-Compete Agreements	Customer Relationships - Others	Trademarks
Balance at December 31, 2017	$120,154	$46,690	$6,802	$8,558
Additions (HIKO)	—	6,205	—	—
Amortization expense	—	(2,897)	(848)	(271)
Balance at March 31, 2018	$120,154	$49,998	$5,954	$8,287

The acquired customer relationship intangibles related to the Major Energy Companies, the Provider Companies, and the Verde Companies were bifurcated between hedged and unhedged customer contracts. The unhedged customer contracts are amortized to depreciation and amortization based on the expected future cash flows by year. The hedged customer contracts were evaluated for favorable or unfavorable positions at the time of acquisition and amortized to retail cost of revenue based on the expected term and position of the underlying fixed price contract in each reporting period. For the three months ended March 31, 2018 and 2017, approximately $1.4 million and $1.1 million, respectively, customer relationship amortization gain is included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at March 31, 2018 is as follows (in thousands):

Year ending December 31,
2018	16,487
2019	16,135
2020	11,715
2021	10,153
2022	5,941
> 5 years	3,808
Total	$64,239
9. Debt
Debt consists of the following amounts (in thousands):

	March 31, 2018	December 31, 2017
Current portion of Senior Credit Facility—Bridge Loan (2)	$—	$7,500
Current portion of Note Payable—Verde	11,332	13,443
Total current debt	11,332	20,943
Long-term portion of Senior Credit Facility (1) (2)	106,500	117,750
Long-term portion of Note Payable—Verde	5,900	7,051
Total long-term debt	112,400	124,801
Total debt	$123,732	$145,744
(1) As of March 31, 2018 and December 31, 2017, the Company had $49.7 million and $47.2 million in letters of credit issued, respectively.
(2) As of March 31, 2018 and December 31, 2017, the weighted average interest rate on the Senior Credit Facility was 4.64% and 4.61%, respectively.

Deferred financing costs were $1.4 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively. Of these amounts, $1.2 million is recorded in other current assets in the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017, and $0.2 million and $0.4 million is recorded in other assets in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, representing capitalized financing costs related to our Senior Credit Facility and Prior Senior Credit Facility.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest incurred on Senior Credit Facility	$1,264	$694
Accretion related to Earnouts (1)	—	1,225
Letters of credit fees and commitment fees	358	226
Amortization of deferred financing costs	295	248
Interest incurred on convertible subordinated notes to affiliate	—	1,052
Interest incurred on subordinated debt	1	—
Interest on Verde promissory note	327	—
Interest Expense	$2,245	$3,445

(1) Includes accretion related to the Major Earnout of zero for the three months ended March 31, 2018, and accretion related to the Provider Earnout of $0.1 million and the Major Earnout of $1.1 million for the three months ended March 31, 2017.

Senior Credit Facility

On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (the “Senior Credit Facility”) in an aggregate amount of $120.0 million, which replaced the Prior Senior Credit Facility (defined below). The Verde Companies became Co-Borrowers upon the completion of our acquisition of the Verde Companies. On November 2, 2017, the Company and Co-Borrowers entered into an amendment to the Senior Credit Facility, which entitled the co-borrowers to elect to increase total commitments under the Senior Credit Facility to $200.0 million. In connection with any such increase in commitments, the various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans increased accordingly. On November 30, 2017, we exercised the accordion feature in the Senior Credit Facility, expanding commitments to an aggregate amount of $185.0 million. On January 11, 2018 and January 23, 2018, we exercised the accordion feature in the Senior Credit Facility for an additional $10.0 million and $5.0 million, respectively, in commitments by existing lenders. These exercises of the accordion feature of the Senior Credit Facility brought total commitments under the Senior Credit Facility to $200.0 million.

As of March 31, 2018, there was $106.5 million outstanding under the Senior Credit Facility, and there was approximately $43.8 million available borrowing capacity (which includes a $49.7 million reduction for outstanding letters of credit).

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

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures in July 2020, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of March 31, 2018 and December 31, 2017, respectively, there were no outstanding borrowings under the subordinated note.

Verde Companies Promissory Note

In connection with the financing of the Verde Companies acquisition, on July 1, 2017, CenStar issued a Promissory Note in the aggregate principal amount of $20.0 million (the "Verde Promissory Note") for a portion of the purchase price. The Verde Promissory Note required eighteen monthly installments beginning on August 1, 2017, and accrued interest at 5% per annum from the date of issuance. The Verde Promissory Note, including principal and interest, was unsecured, but is guaranteed by the Company. Payment of principal and interest under the Verde Promissory Note was accelerated upon the occurrence of certain events of default.

On January 12, 2018, in connection with the Earnout Termination Agreement (defined below), CenStar issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated Verde

Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note, effective January 12, 2018, retains the same maturity date as the Verde Promissory Note. The Amended and Restated Verde Promissory Note bears interest at a rate of 9% per annum beginning January 1, 2018. Principal and interest remain payable monthly on the first day of each month in which the Amended and Restated Verde Promissory Note is outstanding. CenStar will continue to deposit a portion of each payment under the Amended and Restated Verde Promissory Note into an escrow account, which serves as security for certain indemnification claims and obligations under the purchase agreement. The amount deposited into the escrow account has been increased from the Verde Promissory Note. All principal and interest payable under the Amended and Restated Verde Promissory Note remains subject to acceleration upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Amended and Restated Verde Promissory Note. As of December 31, 2017, there was $14.6 million outstanding under the Verde Promissory note. As of March 31, 2018, there was $11.3 million outstanding under the Amended and Restated Verde Promissory Note, which will be paid in monthly installments through January 2019.

Verde Earnout Termination Note

On January 12, 2018, we entered into an Agreement to Terminate Earnout Payments (the “Earnout Termination Agreement”) that terminates our obligation to make any required earnout payments under the purchase agreement for our acquisition of the Verde Companies in exchange for CenStar’s issuance to the seller of a promissory note in the principal amount of $5.9 million (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note, effective January 12, 2018, matures on June 30, 2019 (subject to early maturity upon certain events) and bears interest at a rate of 9% per annum. CenStar is permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters under the purchase agreement for our acquisition of the Verde Companies. Interest is payable monthly on the first day of each month in which the Verde Earnout Termination Note is outstanding, beginning on its issuance date. The principal and any outstanding interest is due on June 30, 2019. All principal and interest payable under the Verde Earnout Termination Note is accelerated upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Verde Earnout Termination Note. The Company recorded the Verde Earnout Termination Note of $5.9 million as long-term debt as of March 31, 2018 and December 31, 2017.

Prior Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (together with Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC, and Provider Power Mass, LLC, each a subsidiary of Spark HoldCo, as co-borrowers) were party to a senior secured revolving credit facility (“Prior Senior Credit Facility”), which included a senior secured revolving working capital facility up to $82.5 million ("Working Capital Line") and a secured revolving line of credit of $25.0 million ("Acquisition Line") to be used specifically for the financing of up to 75% of the cost of acquisitions with the remainder to be financed by the Company either through cash on hand or the issuance of subordinated debt or equity.

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

	Level 1	Level 2	Level 3	Total
March 31, 2018
Non-trading commodity derivative assets	$8	$8,090	$—	$8,098
Trading commodity derivative assets	4	125	—	129
Total commodity derivative assets	$12	$8,215	$—	$8,227
Non-trading commodity derivative liabilities	$(118)	$(22,316)	$—	$(22,434)
Trading commodity derivative liabilities	(912)	(39)	—	(951)
Total commodity derivative liabilities	$(1,030)	$(22,355)	$—	$(23,385)
Contingent payment arrangement	$—	$—	$(3,043)	$(3,043)

	Level 1	Level 2	Level 3	Total
December 31, 2017
Non-trading commodity derivative assets	$158	$33,886	$—	$34,044
Trading commodity derivative assets	—	456	—	456
Total commodity derivative assets	$158	$34,342	$—	$34,500
Non-trading commodity derivative liabilities	$(387)	$(950)	$—	$(1,337)
Trading commodity derivative liabilities	(555)	(237)	—	(792)
Total commodity derivative liabilities	$(942)	$(1,187)	$—	$(2,129)
Contingent payment arrangement	$—	$—	$(4,650)	$(4,650)
The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2018 and the year ended December 31, 2017.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk, which is calculated based on the Company’s or the counterparty’s historical credit risks. As of March 31, 2018 and December 31, 2017, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of March 31, 2018 and December 31, 2017, the estimated earnout obligations were $3.0 million and $4.6 million, respectively, which related to the Major Earnout in the amount of $3.0 million and $4.6 million, respectively. The Major Stock Earnout was valued at zero at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the estimated earnouts are recorded on our condensed consolidated balance sheets in current liabilities—contingent consideration in the amount of $3.0 million; and as of December 31, 2017, in current liabilities—contingent consideration and long-term liabilities—contingent consideration in the amount of $4.0 million and $0.6 million, respectively.
The Provider Earnout was based on achievement by the Provider Companies of a certain customer count criteria over the nine month period following the closing of the Provider Companies acquisition on August 1, 2016. The sellers of the Provider Companies were entitled to a maximum of $9.0 million and a minimum of $5.0 million in earnout payments based on the level of customer count attained, as defined by the Provider Companies membership interest purchase agreement. In March and June 2017, the Company paid the sellers of the Provider Companies $1.0 million and $4.5 million, respectively, related to the earnout based on the achievement of certain customer count and sales targets. During the three months ended March 31, 2017, the Company recorded accretion of $0.1 million to reflect the impact of the time value of the liability prior to the final payment in June 2017. The Company revalued the liability at March 31, 2017 with no expected change of the earnout payments for the three months ended March 31, 2017. The final payment for the Provider Earnout was made in June 2017. In determining the fair value of the Provider Earnout, the Company forecasted an expected customer count and certain other related criteria and calculated the probability of such forecast being attained. As this calculation was based on management's estimates of the liability, we classified the Provider Earnout as a Level 3 measurement.
The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 400,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. In March 2018 and 2017, the Company paid the previous members of the Major Energy Companies $1.6 million and $7.4 million, respectively, related to the year ended December 31, 2017 and the period from April 15, 2016 through December 31, 2016, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded accretion of zero and $1.2 million, respectively, to reflect the impact of the time value of the liability. The Company revalued the liability at March 31, 2018, resulting in no change to the fair value of the liability. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018.

Major Earnout and Stock Earnout
Fair Value at December 31, 2017	$4,650
Change in fair value of contingent consideration, net	—
Accretion of contingent earnout consideration (included within interest expense)	—
Payments and settlements	(1,607)
Fair Value at March 31, 2018	$3,043
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For business combinations (see Note 4 "Acquisitions"), the purchase price is allocated to the assets acquired and liabilities assumed based on a discounted cash flow model for most intangibles as well as market assumptions for the valuation of equipment and other fixed assets. We utilize a discounted cash flow model in evaluating impairment considerations related to goodwill and long-lived assets. Given the unobservable nature of the inputs, the discounted cash flow models are considered to use Level 3 inputs.
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
The Company holds certain derivative instruments that are not held for trading purposes and are not designated as hedges for accounting purposes. These derivative instruments represent economic hedges that mitigate the Company’s exposure to fluctuations in commodity prices. For these derivative instruments, changes in the fair value are recognized currently in earnings in retail cost of revenues.

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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2018 and December 31, 2017, the Company had paid $5.7 million and $0.1 million in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	March 31, 2018	December 31, 2017
Natural Gas	MMBtu	5,585	9,191
Electricity	MWh	7,787	8,091
Trading

Commodity	Notional	March 31, 2018	December 31, 2017
Natural Gas	MMBtu	190	26
Natural Gas Basis	MMBtu	75	(225)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Loss on non-trading derivatives, net	(36,712)	$(21,376)
Gain (loss) on trading derivatives, net	170	(420)
Loss on derivatives, net	(36,542)	(21,796)
Current period settlements on non-trading derivatives (2) (3) (4) (5) (6)	(14,882)	7,515
Current period settlements on trading derivatives	(655)	(160)
Total current period settlements on derivatives	$(15,537)	$7,355

(1)
Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

(2)
Excludes settlements of zero and less than $0.1 million, respectively, for the three months ended March 31, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.

(3)
Excludes settlements of $(0.8) million and $(1.3) million, respectively, for the three months ended March 31, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.

(4) Excludes settlements of $(0.1) million and zero for the three months ended March 31, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.
(5) Excludes settlements of less than $0.1 million for the three months ended March 31, 2018 related to non-trading derivative liabilities assumed in the acquisition of the Verde Companies.
(6) Excludes settlements of $0.1 million for the three months ended March 31, 2018 related to non-trading derivative liabilities assumed in the acquisition of the HIKO Companies.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	March 31, 2018
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$20,777	$(12,941)	$7,836	$—	$7,836
Trading commodity derivatives	140	(11)	129	—	129
Total Current Derivative Assets	$20,917	$(12,952)	$7,965	$—	$7,965
Non-trading commodity derivatives	$1,546	$(1,284)	$262	$—	$262
Trading commodity derivatives	$—	$—	$—	$—	$—
Total Non-current Derivative Assets	$1,546	$(1,284)	$262	$—	$262
Total Derivative Assets	$22,463	$(14,236)	$8,227	$—	$8,227

	March 31, 2018
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(34,454)	$16,486	$(17,968)	$5,660	$(12,308)
Trading commodity derivatives	(50)	11	(39)	—	(39)
Total Current Derivative Liabilities	$(34,504)	$16,497	$(18,007)	$5,660	$(12,347)
Non-trading commodity derivatives	$(17,051)	$6,925	$(10,126)	$—	$(10,126)
Trading commodity derivatives	$(932)	$20	$(912)	$—	$(912)
Total Non-current Derivative Liabilities	$(17,983)	$6,945	$(11,038)	$—	$(11,038)
Total Derivative Liabilities	$(52,487)	$23,442	$(29,045)	$5,660	$(23,385)

	December 31, 2017
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$60,167	$(29,432)	$30,735	$—	$30,735
Trading commodity derivatives	918	(462)	456	—	456
Total Current Derivative Assets	61,085	(29,894)	31,191	—	31,191
Non-trading commodity derivatives	16,055	(12,746)	3,309	—	3,309
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	16,055	(12,746)	3,309	—	3,309
Total Derivative Assets	$77,140	$(42,640)	$34,500	$—	$34,500

	December 31, 2017
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(4,517)	$3,059	$(1,458)	$65	$(1,393)
Trading commodity derivatives	(517)	273	(244)	—	(244)
Total Current Derivative Liabilities	(5,034)	3,332	(1,702)	65	(1,637)
Non-trading commodity derivatives	(676)	732	56	—	56
Trading commodity derivatives	(566)	18	(548)	—	(548)
Total Non-current Derivative Liabilities	(1,242)	750	(492)	—	(492)
Total Derivative Liabilities	$(6,276)	$4,082	$(2,194)	$65	$(2,129)

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

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. For U.S. federal purposes, a corporate statutory income tax rate of 21% was utilized for the 2018 tax year. The Company remeasured its U.S. federal deferred tax assets and liabilities as of December 31, 2017 using the newly enacted 21% corporate tax rate, the rate expected to be applied when the temporary differences are settled. The Company has not revised any of the 2017 provisional estimates under SAB No. 118 and ASU No 2018-05, but is continuing to gather information and is waiting on further guidance from the IRS, SEC and FASB on U.S. Tax Reform.

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

The Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of March 31, 2018, the Company had a total liability of $32.3 million for the effect of the Tax Receivable Agreement liability, with approximately $5.9 million classified as short-term liability and the remainder as a long-term liability. The Company had a long-term deferred tax asset of approximately $8.2 million related to the Tax Receivable Agreement liability. See Note 14 "Transactions with Affiliates" for further discussion.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2018 and 2017 is 13.4% and 17.8%, respectively, with respect to pre-tax income attributable to the Company's stockholders. The lower effective tax rate for the three months ended March 31, 2018 is primarily attributable to the impact of the lower corporate U.S. federal statutory tax rate of 21% enacted for 2018, applied to the mix of earnings between corporate and partnership income.

Total income tax benefit for the three months ended March 31, 2018 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
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

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2009 to 2017 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. As of March 31, 2018, we have accrued $0.4 million related to indirect tax audits. The outcome of these indirect tax audits may result in additional expense.

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

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The relief sought included compensatory and punitive damages and attorney's fees. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiffs. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiffs. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. The appellate hearing was held on June 1, 2017. The New Hampshire Supreme Court decided the appeal on February 9, 2018, upholding the jury's verdict and the trial court's rulings in all respects. On March 21, 2018, the trial court awarded Final Judgment to plaintiffs in the amount of $0.9 million, pursuant to the parties’ Joint Stipulation regarding Judgment. On March 28, 2018, plaintiffs moved to modify the final judgment because it does not factor in statutory interest. The trial court granted the motion to modify the judgment on April 6, 2018 and costs were assessed in the matter on April 5, 2018. The judgment, with costs, attorney fees, and interest total $1.0 million. As of March 31, 2018, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorneys' fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage for any actual exposure in this award.

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

Jurich v. Verde Energy USA, Inc., is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. The parties have exchanged initial discovery. Plaintiffs’ motion for class certification was briefed and the Verde Companies filed its opposition to plaintiffs’ motion for class certification on October 17, 2017. On December 6, 2017, the Court granted the plaintiffs’ class certification motion. However, the Court opted not to send out class notices, and instead directed the parties to submit briefing on legal issues that could result in a modification or decertification of the class. The parties completed that briefing on April 16, 2018. The parties expect the court to schedule oral argument at some point in spring or summer 2018. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde Companies' alleged conduct. Discovery on the claims of the named plaintiffs closed on November 10, 2017, and dispositive motions on the named plaintiffs’ claims were filed on November 24, 2017. Plaintiffs’ responses to the dispositive motions were filed on December 22, 2017 and Verde Companies’ reply briefs were filed on January 5, 2018. To date, no hearing has been set on these motions.  On

March 19, 2018, Plaintiffs filed a Notice of Supplemental Authority regarding the D.C. Circuit’s decision in ACA Int’l v. FCC. Verde Companies filed a Notice of Supplemental Authority regarding the ACA decision on March 23, 2018.  As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC (NG&E) and Spark Energy, Inc. (Spark), has filed a lawsuit asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and the Company, and tortious interference with contract against the Company related to the membership interest purchase, subsequent transfer, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post judgment interest, and attorneys’ fees. The lawsuit was filed on October 10, 2017 in the United States District Court for the Southern District of New York, and after the Company and NG&E filed a motion to dismiss, Horowitz filed an Amended Complaint, asserting the same four claims. The Company and NG&E filed a motion to dismiss the fraud and tortious interference claims on January 15, 2018. Briefing on the motion to dismiss concluded on March 1, 2018, and the Court's decision to rule or schedule oral argument is pending as of the date these financial statements are issued. Discovery has commenced and written discovery requests have been exchanged between the parties. This case is currently set for trial on September 9, 2019. The Company and NG&E deny the allegations asserted and intend to vigorously defend this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Regulatory Matters

On April 9, 2018 the Attorney General for the State of Illinois filed a complaint against Major Energy Electric Services, LLC (Major) asserting claims that Major engaged in a pattern and practice of deceptive conduct intended to defraud Illinois consumers through door-to-door and telephone solicitations, in-person solicitations at retail establishments, advertisements on its website and direct mail advertisements to sign up for electricity services. The complaint seeks injunctive relief and monetary damages representing the amounts Illinois consumers have allegedly lost due to fraudulent marketing activities. The Attorney General also requests civil penalties under the Consumer Fraud Act and to revoke Major’s authority to operate in the state. The complaint was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. Major has not yet filed its initial responsive pleadings in this case. Major denies the allegations asserted and intends to vigorously defense this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Spark Energy, LLC is the subject of two current investigations by the Connecticut Public Utilities Regulatory Authority (“PURA”). The first investigation constitutes a notice of violation and assessment of civil penalty in the amount of $0.9 million primarily for Spark Energy, LLC’s alleged failure to comply with regulations implemented in 2016 requiring that customer bills include any changes to existing rates effective for the next billing cycle. Spark Energy, LLC has requested a hearing in this matter which has been scheduled for May 11, 2018. The second investigation involves an inquiry into the marketing practices of one of Spark Energy, LLC’s former outbound telemarketing vendors. Certain agents managed by this vendor were allegedly using an unauthorized script in outbound marketing calls. Spark Energy, LLC has already responded to several interrogatories regarding this matter and is awaiting further instruction from PURA. We are unable to predict the outcome of these proceedings. While investigations of this nature have become common and are often resolved in a manner that allows the retailer to continue operating in Connecticut, there can be no assurance that PURA will not take more severe action.
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

Acquisition of Perigee

The acquisition of Perigee by the Company from NG&E was a transfer of equity interests of entities under common control on April 1, 2017. Refer to Note 4 "Acquisitions" for further discussion.

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. On March 7, 2018, we, Retailco Services and NuDevco Retail mutually agreed to terminate the MSA, effective April 1, 2018. The Master Service Agreement was for a one-year term and renewed automatically for successive one-year terms unless the Master Service Agreement was terminated by either party. Retailco Services provided us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. Under the terms of the termination agreement, these operational support services were transferred back to the Company on April 1, 2018. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three months ended March 31, 2018.

Acquisition of Customers from NG&E

On March 7, 2018, we entered into an asset purchase agreement with NG&E pursuant to which we will acquire approximately 50,000 RCEs from NG&E for a cash purchase price of $250 for each RCE, or approximately $12.5 million in the aggregate. These customers are expected to begin transferring after April 1, 2018 and are located in 24 markets in 8 states.

Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $3.1 million and $3.7 million as of March 31, 2018 and December 31, 2017, respectively, and current accounts payable—affiliates of $4.0 million and $4.6 million as of March 31, 2018 and December 31, 2017, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.
Revenues and Cost of Revenues—Affiliates
Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 were less than $0.1 million and zero, respectively.
Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $0.6 million and zero, respectively.
Cost Allocations

The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was $6.9 million and $7.4 million, respectively, for the three months ended March 31, 2018 and 2017, respectively.

Of the $6.9 million and $7.4 million total net amounts directly billed and allocated from affiliates, the Company recorded general and administrative expense of $5.3 million and $7.3 million for the three months ended March 31, 2018 and 2017, respectively, in the condensed consolidated statement of operations in connection with fees paid under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized $0.5 million and $0.1 million of property and equipment for the application, development and implementation of various systems during three months ended March 31, 2018 and 2017, respectively.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2018 and 2017, the Spark HoldCo made net capital distributions to NuDevco Retail and Retailco of $3.9 million in conjunction with the payment of quarterly distributions attributable to its Spark HoldCo units. During the three months ended March 31, 2018 and 2017, Spark HoldCo made distributions to NuDevco Retail and Retailco for gross-up distributions of $0.9 million and $0.5 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three months ended March 31, 2018, the Company received $0.2 million cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act accrued at December 31, 2017. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2017.

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the subordinated note.

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

We met the threshold coverage ratio required to fund the TRA Payments to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter periods ending September 30, 2016 and 2017. The TRA Payments for 2016 and 2017 are both due in 2018. We expect to meet the threshold coverage ratio required to fund the payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2018, with payment also due in 2018. The Company has classified $5.9 million as a current liability in our consolidated balance sheet at March 31, 2018 and December 31, 2017.

15. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.

The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $78.2 million and $61.9 million and asset optimization cost of revenues of $75.5 million and $62.1 million for the three months ended March 31, 2018 and 2017, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.
The acquisitions of Perigee and the Verde Companies in 2017 and the acquisition of HIKO in 2018 had no impact on our reportable business segments as the portions of those acquisitions related to retail natural gas and retail electricity have been included in those existing business segments.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Reconciliation of Retail Gross Margin to (Loss) income before taxes
(Loss) income before income tax expense	$(48,298)	$13,537
Interest and other income	(201)	(199)
Interest expense	2,245	3,445
Operating (loss) income	(46,254)	16,783
Depreciation and amortization	13,019	9,270
General and administrative	30,047	24,493
Less:
Net asset optimization revenues / (expenses)	2,687	(193)
Net, loss on non-trading derivative instruments	(36,712)	(21,376)
Net, Cash settlements on non-trading derivative instruments	(14,882)	7,515
Retail Gross Margin	$45,719	$64,600
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2018	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$220,899	$65,789	$—	$—	$286,688
Retail cost of revenues	249,547	40,329	—	—	289,876
Less:
Net asset optimization revenue	—	2,687	—	—	2,687
Losses on non-trading derivatives	(33,319)	(3,393)	—	—	(36,712)
Current period settlements on non-trading derivatives	(15,048)	166	—	—	(14,882)
Retail Gross Margin	$19,719	$26,000	$—	$—	$45,719
Total Assets at March 31, 2018	$1,424,086	$494,203	$238,395	$(1,662,779)	$493,905
Goodwill at March 31, 2018	$117,624	$2,530	$—	$—	$120,154

Three Months Ended March 31, 2017 (1)	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$133,694	$62,613	$—	$—	$196,307
Retail cost of revenues	108,844	36,917	—	—	145,761
Less:
Net asset optimization expense	—	(193)	—	—	(193)
Losses on non-trading derivatives	(19,627)	(1,749)	—	—	(21,376)
Current period settlements on non-trading derivatives	7,706	(191)	—	—	7,515
Retail Gross Margin	$36,771	$27,829	$—	$—	$64,600
Total Assets at December 31, 2017	$1,228,552	$421,896	$209,428	$(1,353,927)	$505,949
Goodwill at December 31, 2017	$117,624	$2,530	$—	$—	$120,154
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.
16. Subsequent Events

Declaration of Dividends

On April 19, 2018, the Company declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on May 31, 2018 and payable on June 14, 2018.

On April 19, 2018, the Company declared a quarterly cash dividend in the amount of $0.546875 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.1875 per share. The dividend will be paid on July 16, 2018 to holders of record on July 2, 2018 of the Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared of $8.1 million in the aggregate for the year ended December 31, 2018 based on the Series A Preferred Stock outstanding as of March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the audited combined and consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (“SEC”). In this report, the terms “Spark Energy,” “Company,” “we,” “us” and “our” refer collectively to Spark Energy, Inc. and its subsidiaries.
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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices and the sufficiency of risk management and hedging policies;

•	extreme and unpredictable weather conditions, and the impact of hurricanes and other natural disasters;

•	federal, state and local regulation, including the industry's ability to address or adapt to potentially restrictive new regulations that may be enacted by the New York Public Service Commission;

•	our ability to borrow funds and access credit markets and restrictions in our debt agreements and collateral requirements;

•	credit risk with respect to suppliers and customers;

•	changes in costs to acquire customers and actual attrition rates;

•	accuracy of billing systems;

•	whether our majority stockholder or its affiliates offer us acquisition opportunities on terms that are commercially acceptable to us;

•	ability to successfully identify, complete, and efficiently integrate acquisitions into our operations;

•	competition, and

•	the "Risk Factors" in our Annual Report Form 10-K for the year ended December 31, 2017, in this Quarterly Report on Form 10-Q, and other public filings and press releases.

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
Overview

Spark Energy, Inc. is a growing independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2018, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2018 and 2017, approximately 78% and 68%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2018 and 2017, approximately 22% and 32%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

Recent Developments

Declaration of Dividends

On April 19, 2018, we declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on May 31, 2018 and payable on June 14, 2018.

On April 19, 2018, we declared a dividend of $0.546875 to holders of record of our Series A Preferred Stock on July 2, 2018 and payable on July 16, 2018.

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

Termination of Verde Earnout

On January 12, 2018, we entered into an Agreement to Terminate Earnout Payments (the “Earnout Termination Agreement”) that terminated our obligation to make any required earnout payments under the agreement for our acquisition of the Verde Companies. Under the Earnout Termination Agreement, we issued a new promissory note to the prior owner of the Verde Companies in the amount of $5.9 million and amended the promissory note entered into at the closing of our acquisition of the Verde Companies to increase the interest rate. Please see “—Liquidity and Capital Resources— Uses of Liquidity and Capital Resources—Verde Earnout Termination Note.”

Expansion of Credit Facility

On January 11, 2018 and January 23, 2018, we exercised the accordion feature in the Senior Credit Facility, which when combined with prior exercises in 2017, increased the total commitments under the Senior Credit Facility from $150.0 million to $200.0 million. Please see “—Liquidity and Capital Resources—Sources of Liquidity and Capital Resources—Senior Credit Facility.”

Residential Customer Equivalents

The following table shows activity of our residential customer equivalents ("RCEs") during the three months ended March 31, 2018:

RCEs:
(In thousands)	December 31, 2017	Additions	Attrition	March 31, 2018	% Increase (Decrease)
Retail Electricity	868	132	(110)	890	3%
Retail Natural Gas	174	14	(23)	165	(5)%
Total Retail	1,042	146	(133)	1,055	1%

The following table details our count of RCEs by geographical location as of March 31, 2018:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	421	47%	31	19%	452	43%
Mid-Atlantic	301	34%	68	41%	369	35%
Midwest	67	8%	44	27%	111	11%
Southwest	101	11%	22	13%	123	11%
Total	890	100%	165	100%	1,055	100%

The geographical regions noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

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

In 2017, we emphasized growing our commercial and industrial (“C&I”) volume. After significant growth in our C&I volume in 2017, management is refocusing on higher margin residential and small commercial customers in the first part of 2018.

We believe we can continue to grow organically, however, achieving significant organic growth rates has become increasingly more difficult given our size, much of which is attributable to acquisitions. Additionally, increasing regulatory pressure on marketing channels such as door-to-door and outbound telemarketing and the ability to manage customer acquisition costs are significant factors in our ability to grow organically.

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
Our ability to grow at historic levels may be constrained if the market for acquisition candidates is limited or we are unable to make acquisitions of portfolios of customers and retail energy companies on commercially reasonable terms.

Integration of Acquisitions

Effective integration of our acquisitions is a key driver of our business. We integrated both CenStar and Oasis and began recognizing synergies in 2015. We were able to integrate the Provider Companies and begin recognizing synergies in 2016. The integration of the Perigee acquisition is progressing well and synergies are being recognized as of March 31, 2018. As the Major Energy Companies Earnout extends over multiple years, the Company is not able to achieve full synergies at this time. We were able to terminate the earnout related to our acquisition of the Verde Companies, allowing us to begin integrating the Verde Companies in early 2018.

Customer Acquisition Costs Incurred

Management of customer acquisition costs is a key component to our profitability. Customer acquisition costs are related to organic customer acquisitions and do not include customers acquired through mergers and acquisitions, which are recorded as customer relationships.

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

Customer acquisition costs incurred for the three months ended March 31, 2018 and 2017 was approximately $4.3 million and $7.7 million, respectively. Our customer acquisition costs were lower than the previous year because we were more focused on acquisitions of businesses and customer portfolio additions during the first quarter of 2018.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended March 31, 2018 and 2017 was 4.2% and 3.8%, respectively. Our customer attrition was slightly higher than the prior year because of a change in the portfolio mix from acquisition activity.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2018 was 2.6% of non-POR market retail revenues. As our geographic and acquisition channel mix changes, our bad debt expense increased. In order to manage this, we are placing an increased focus on collection efforts and timely billing along with tighter credit requirements for new enrollments in non-POR markets during three months ended March 31, 2018.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms.

Our risk management policies direct that we hedge substantially all of our forecasted load, which is typically hedged to long-term normal weather patterns. During the three months ended March 31, 2018, the New England, Mid-Atlantic and Midwest regions experienced extreme unpredicted weather patterns, resulting in excessive customer usage which negatively impacted our results of operations. During this period, the markets we served experienced much higher than normal demand for electricity and natural gas, as well as prolonged periods of well-

above normal prices for commodities in the day-ahead and real-time markets. This negatively impacted the gross margin for the additional commodity that we supplied to our customers above the normal-weather load we had hedged.

Asset Optimization

Our natural gas business includes opportunistic transactions in the natural gas wholesale marketplace in conjunction with our retail procurement and hedging activities. Asset optimization opportunities primarily arise during the winter heating season when demand for natural gas is the highest. As such, the majority of our asset optimization profits are made in the winter. Given the opportunistic nature of these activities, we experience variability in our earnings from our asset optimization activities from year to year. As these activities are accounted for using mark to-market accounting, the timing of our revenue recognition often differs from the actual cash settlement. As a result of the weather conditions during the first few weeks of 2018, we were unable to optimize our position as effectively as we had in the first quarter of 2017.

Net asset optimization results were a gain of $2.7 million for the three months ended March 31, 2018, primarily due to arbitrage opportunities we captured, offset by $0.4 million of our annual legacy demand charges allocated to the quarter. During the full year 2018, we are obligated to pay demand charges of approximately $1.0 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

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

Financing. We are party to the Senior Credit Facility. Historical borrowings under the Senior Credit Facility may not provide an accurate indication of what we need to operate our natural gas and electricity business. For a description of our current Senior Credit Facility, please see "—Liquidity and Capital Resources—Sources of Liquidity and Capital Resources—Senior Credit Facility."

How We Evaluate Our Operations

	Three Months Ended March 31,
(in thousands)	2018	2017 (1)
Adjusted EBITDA	$15,902	$34,370
Retail Gross Margin	$45,719	$64,600
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017 (1)
Reconciliation of Adjusted EBITDA to Net Income:
Net (loss) income	$(41,831)	$11,132
Depreciation and amortization	13,019	9,270
Interest expense	2,245	3,445
Income tax (benefit) expense	(6,467)	2,405
EBITDA	(33,034)	26,252
Less:
Net, losses on derivative instruments	(36,542)	(21,796)
Net, Cash settlements on derivative instruments	(15,537)	7,355
Customer acquisition costs	4,274	7,690
Plus:
Non-cash compensation expense	1,131	1,367
Adjusted EBITDA	$15,902	$34,370
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017 (1)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash (used in) provided by operating activities	$(9,540)	$23,294
Amortization of deferred financing costs	(295)	(248)
Allowance for doubtful accounts and bad debt expense	(2,423)	(356)
Interest expense	2,245	3,445
Income tax (benefit) expense	(6,467)	2,405
Changes in operating working capital
Accounts receivable, prepaids, current assets	12,628	(2,381)
Inventory	(4,070)	(3,322)
Accounts payable and accrued liabilities	16,316	13,076
Other	7,508	(1,543)
Adjusted EBITDA	$15,902	$34,370
Cash Flow Data:
Cash flows (used in) provided by operating activities	$(9,540)	$23,294
Cash flows used in investing activities	(15,795)	(112)
Cash flows provided by (used in) financing activities	16,981	(17,193)
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017 (1)
Reconciliation of Retail Gross Margin to Operating Income:
Operating (loss) income	$(46,254)	$16,783
Depreciation and amortization	13,019	9,270
General and administrative	30,047	24,493
Less:
Net asset optimization revenues (expenses)	2,687	(193)
Net, Losses on non-trading derivative instruments	(36,712)	(21,376)
Net, Cash settlements on non-trading derivative instruments	(14,882)	7,515
Retail Gross Margin	$45,719	$64,600
Retail Gross Margin - Retail Electricity Segment	$19,719	$36,771
Retail Gross Margin - Retail Natural Gas Segment	$26,000	$27,829
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

(In Thousands)	Three Months Ended March 31,
	2018	2017 (1)	Change
Revenues:
Retail revenues	$284,001	$196,500	$87,501
Net asset optimization revenues (expenses)	2,687	(193)	2,880
Total Revenues	286,688	196,307	90,381
Operating Expenses:
Retail cost of revenues	289,876	145,761	144,115
General and administrative	30,047	24,493	5,554
Depreciation and amortization	13,019	9,270	3,749
Total Operating Expenses	332,942	179,524	153,418
Operating (loss) income	(46,254)	16,783	(63,037)
Other expense/(income):
Interest expense	(2,245)	(3,445)	1,200
Interest and other income	201	199	2
Total other expenses	(2,044)	(3,246)	1,202
(Loss) income before income tax (benefit) expense	(48,298)	13,537	(61,835)
Income tax (benefit) expense	(6,467)	2,405	(8,872)
Net (loss) income	$(41,831)	$11,132	$(52,963)
Adjusted EBITDA (2)	$15,902	$34,370	$(18,468)
Retail Gross Margin (2)	45,719	64,600	(18,881)
Customer Acquisition Costs	4,274	7,690	(3,416)
RCE Attrition	4.2%	3.8%	0.4%

(1)
Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

(2)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended March 31, 2018 were approximately $286.7 million, an increase of approximately $90.4 million, or 46%, from approximately $196.3 million for the three months ended March 31, 2017, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes from both the Verde Companies and the extreme unpredicted weather conditions in 2018.

Change in electricity volumes sold	$83.7
Change in natural gas volumes sold	(4.1)
Change in electricity unit revenue per MWh	3.5
Change in natural gas unit revenue per MMBtu	4.4
Change in net asset optimization revenue	2.9
Change in total revenues	$90.4

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2018 was approximately $289.9 million, an increase of approximately $144.1 million, or 99%, from approximately $145.8 million for the three months ended March 31, 2017, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisition of the Verde Companies and increased electricity volumes and unit cost due to extreme unpredicted weather conditions in 2018.

Change in electricity volumes sold	$60.7
Change in natural gas volumes sold	(2.3)
Change in electricity unit cost per MWh	43.6
Change in natural gas unit cost per MMBtu	4.4
Change in value of retail derivative portfolio	37.7
Change in retail cost of revenues	$144.1

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2018 was approximately $30.0 million, an increase of approximately $5.5 million, or 22%, as compared to $24.5 million for the three months ended March 31, 2017. This increase was primarily attributable to variable costs associated with increased RCEs as a result of the acquisition of the Verde Companies, as well as costs related to the acquisition of customers by the Verde Companies that we cannot capitalize, offset by net decrease in fair value of earnout liabilities, which decreased general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2018 was approximately $13.0 million, an increase of approximately $3.7 million, or 40%, from approximately $9.3 million for the three months ended March 31, 2017. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisition of the Verde Companies.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2018 was approximately $4.3 million, a decrease of approximately 3.4 million, or 44%, from approximately $7.7 million for the three months ended March 31, 2017. This decrease was primarily due to a decrease in the gross amount we spent on organic sales during the quarter.

Operating Segment Results

	Three Months Ended March 31,
	2018	2017 (1)
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$220,899	$133,694
Retail Cost of Revenues	249,547	108,844
Less: Net Losses on non-trading derivatives, net of cash settlements	(48,367)	(11,921)
Retail Gross Margin (2) — Electricity	$19,719	$36,771
Volumes — Electricity (MWhs)	2,252,024	1,385,114
Retail Gross Margin (3) — Electricity per MWh	$8.76	$26.55

Retail Natural Gas Segment
Total Revenues	65,789	62,613
Retail Cost of Revenues	40,329	36,917
Less: Net Asset Optimization Revenues (Expenses)	2,687	(193)
Less: Net Losses on non-trading derivatives, net of cash settlements	(3,227)	(1,940)
Retail Gross Margin (2) — Gas	$26,000	$27,829
Volumes — Gas (MMBtus)	7,677,082	8,219,279
Retail Gross Margin (3) — Gas per MMBtu	$3.39	$3.39

(1)
Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

(2)
Reflects the Retail Gross Margin attributable to our Retail Natural Gas Segment or Retail Electricity Segment, as applicable. Retail Gross Margin is a non-GAAP financial measure. See “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

(3)	Reflects the Retail Gross Margin for the Retail Natural Gas Segment or Retail Electricity Segment, as applicable, divided by the total volumes in MMBtu or MWh, respectively.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2018 were approximately $220.9 million, an increase of approximately $87.2 million, or 65%, from approximately $133.7 million for the three months ended March 31, 2017. This increase was largely because of an increase in volumes, primarily due to our acquisition of the Verde Companies and extreme unpredicted weather conditions in 2018, resulting in an increase of $83.7 million. This increase was further impacted by higher electricity pricing environment from harsher than anticipated weather, which resulted in an increase of $3.5 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2018 were approximately $249.6 million, an increase of approximately $140.7 million, or 129%, from approximately $108.9 million for the three months ended March 31, 2017. This increase was primarily due to an increase in volumes as a result of the acquisition of the Verde Companies and extreme unpredicted weather conditions in 2018, resulting in an increase of $60.7 million, and an increase in supply cost of $43.6 million. We also recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $36.4 million.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2018 was approximately $19.7 million, a decrease of approximately $17.1 million, or 46%, from approximately $36.8 million for the three months ended March 31, 2017, as indicated in the table below (in millions).

Change in volumes sold	$23.0
Change in unit margin per MWh	(40.1)
Change in retail electricity segment retail gross margin	$(17.1)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2018 were approximately $65.8 million, an increase of approximately $3.2 million, or 5%, from approximately $62.6 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase of $2.9 million in net asset optimization revenues and higher rates driven by the higher natural gas pricing environment, which resulted in an increase in total revenues of $4.4 million, offset by decrease in sales volumes, which decreased total revenues by $4.1 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2018 were approximately $40.3 million, an increase of $3.4 million, or 9%, from approximately $36.9 million for the three months ended March 31, 2017. This increase was primarily due to increased supply cost of $4.4 million and a change in the value of our retail derivative portfolio used for hedging, which resulted in a increase of $1.3 million. This was offset by a decrease in volume, which resulted in a decrease of $2.3 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2018 was approximately $26.0 million, a decrease of approximately $1.8 million, or 7%, from approximately $27.8 million for the three months ended March 31, 2017, as indicated in the table below (in millions).

Change in volumes sold	$(1.8)
Change in unit margin per MMBtu	—
Change in retail natural gas segment retail gross margin	$(1.8)

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

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. We believe that cash generated from these sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock for the next twelve months. We believe that the financing of any additional growth through acquisitions of businesses in 2018, may require further equity financing and/or further expansion of our Senior Credit Facility. Estimating our liquidity requirements is highly dependent on then-current market conditions, including forward prices for natural gas and electricity, and market volatility.

Liquidity Position

The following table details our total liquidity as of the date presented:

($ in thousands)	March 31, 2018
Cash and cash equivalents	$21,065
Senior Credit Facility Availability (1)	43,811
Subordinated Debt Availability (2)	25,000
Total Liquidity	$89,876
(1) Subject to Senior Credit Facility borrowing base and covenant restrictions. See “—Senior Credit Facility.”
(2) The availability of the Subordinated Facility is dependent on our Founder's financial position and liquidity. See “—Subordinated Debt Facility.”

Our borrowings under the Senior Credit Facility are subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy natural gas inventory requirements and to meet customer demands during periods of peak usage.

In early 2018, the northeast experienced colder than normal weather conditions. This weather event created increased collateral requirements in the Northeast for us. As a result, we took steps to increase our liquidity, including exercising the accordion feature under our Senior Credit Facility. See “—Recent Developments—Expansion of Credit Facility” above.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)	Change
Net cash (used in) provided by operating activities	$(9,540)	$23,294	$(32,834)
Net cash used in investing activities	$(15,795)	$(112)	$(15,683)
Net cash provided by (used in) financing activities	$16,981	$(17,193)	$34,174
(1) Financial information has been recast to include results attributable to the acquisition of Perigee Energy, LLC by an affiliate on February 3, 2017. See Notes 2 and 4, "Basis of Presentation and Summary of Significant Accounting Policies" and "Acquisitions," respectively, for further discussion.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Cash Flows Used in Operating Activities. Cash flows used in operating activities for the three months ended March 31, 2018 increased by $32.8 million compared to the three months ended March 31, 2017. The increase was primarily the result of an increase in the changes in working capital for the three months ended March 31, 2018

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $15.7 million for the three months ended March 31, 2018, which was primarily due to funding of the HIKO acquisition during the three months ended March 31, 2018.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities increased by $34.2 million for the three months ended March 31, 2018. The increase in cash flows provided by financing activities was primarily due to proceeds received from the issuance of our Series A Preferred Stock, decreased net paydown of our Senior Credit Facility, offset by additional dividends paid to holders of Series A Preferred Stock.

Sources of Liquidity and Capital Resources

Senior Credit Facility

On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (the “Senior Credit Facility”) in an aggregate amount of $120.0 million. The Verde Companies became Co-Borrowers upon the completion of our acquisition of the Verde Companies. On November 2, 2017, the Company and Co-Borrowers entered into an amendment to the Senior Credit Facility, which entitled the Co-Borrowers to elect to increase total commitments under the Senior Credit Facility to $200.0 million. In connection with any such increase in commitments, the various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans increased accordingly. On November 30, 2017, we exercised the accordion feature in the Senior Credit Facility, expanding commitments to an aggregate amount of $185.0 million. On January 11, 2018 and January 23, 2018, we exercised the accordion feature in the Senior Credit Facility for an additional $10.0 million and $5.0 million, respectively, in commitments by existing lenders. These exercises of the accordion feature of the Senior Credit Facility brought total commitments under the Senior Credit Facility to $200.0 million.

As of March 31, 2018, there was $106.5 million outstanding under the Senior Credit Facility, and there was approximately $43.8 million available borrowing capacity (which includes a $49.7 million reduction for outstanding letters of credit).

The Senior Credit Facility will mature on May 19, 2019, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity. As of March 31, 2018, we had no outstanding borrowings under the Bridge Loan (as defined below).

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

As of March 31, 2018, the Company was in compliance with these ratios.

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

During the three months ended March 31, 2018, the Company sold an aggregate of 2,917 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $0.1 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

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

We may use the Subordinated Facility from time to time to enhance short term liquidity, but we do not view the Subordinated Facility as a material source of liquidity. Further, any availability under the Subordinated Facility is dependent on the Founder’s financial position and liquidity. As of March 31, 2018, there were no outstanding borrowings under the Subordinated Facility.

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

Capital Expenditures

Capital expenditures for the three months ended March 31, 2018 included approximately $4.3 million for customer acquisitions and $0.8 million related to information systems improvements.

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

During the three months ended March 31, 2018, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2017 of approximately $0.18125 per share or $2.4 million in the aggregate. On April 19, 2018, our Board of Directors declared a quarterly dividend of $0.18125 per share for the first quarter of 2018 to holders of the Class A common stock as of May 31, 2018. This dividend will be paid on June 14, 2018. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

As of March 31, 2018, in order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $15.6 million on an annualized basis to holders of its Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $0.725 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

For the quarter ended March 31, 2018, the Company paid $0.9 million related to dividends to holders of Series A Preferred Stock. As of March 31, 2018, the Company had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock. This dividend was paid on April 16, 2018. In accordance with the terms of the Series A Preferred Stock on April 19, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.546875 per share for the Series A Preferred Stock. The dividend will be paid on July 16, 2018 to holders of record on July 2, 2018 of the Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared for the year ended December 31, 2018 of $2.1875 per share or $8.1 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2018.

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

We met the threshold coverage ratio required to fund the second TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2016, resulting in an initial TRA Payment of $1.4 million becoming due in December 2016. On November 6, 2016, Retailco and NuDevco Retail granted us the right to defer the TRA Payment until May 2018. During the period of time when we have elected to defer the TRA Payment, the outstanding payment amount will accrue interest at a rate calculated in the manner provided for under the Tax Receivable Agreement. The initial payment of $1.4 million under the Tax Receivable Agreement due in May 2018 was classified as a current liability in our consolidated balance sheet at March 31, 2018 and December 31, 2017.

We met the threshold coverage ratio required to fund the third TRA Payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter periods ending September 30, 2017. As such, the third payment under the Tax Receivable Agreement of $2.1 million due in April 2018 has been classified as current in our consolidated balance sheet at March 31, 2018 and December 31, 2017.

We expect to meet the threshold coverage ratio required to fund the fourth payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2018. As such, the fourth payment under the Tax Receivable Agreement of an estimated $2.4 million due in late 2018 has been classified as current in our consolidated balance sheet at March 31, 2018 and December 31, 2017. See Note 14 "Transactions with Affiliates" in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. Corporate income tax system. For U.S. federal purposes, a corporate statutory income tax rate of 21% was utilized for the 2018 tax year. The Company remeasured its U.S. federal deferred tax assets and liabilities as of December 31, 2017 using the newly enacted 21% corporate tax rate, the rate expected to be applied when the temporary differences are settled.

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

On January 12, 2018, in connection with the Earnout Termination Agreement (defined below), CenStar issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated Verde Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note, effective January 12, 2018, retains the same maturity date as the Verde Promissory Note. The Amended and Restated Verde Promissory Note bears interest at a rate of 9% per annum beginning January 1, 2018. Principal and interest remain payable monthly on the first day of each month in which the Amended and Restated Verde Promissory Note is outstanding. CenStar will continue to deposit a portion of each payment under the Amended and Restated Verde Promissory Note into an escrow account, which serves as security for certain indemnification claims and obligations under the purchase agreement. The amount deposited into the escrow account has been increased from the Verde Promissory Note. All principal and interest payable under the Amended and Restated Verde Promissory Note remains subject to acceleration upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Amended and Restated Verde Promissory Note. As of December 31, 2017, there was $14.6 million outstanding under the Verde Promissory note. As of March 31, 2018, there was $11.3 million outstanding under the Amended and Restated Verde Promissory Note, which is due in 2018.

Verde Earnout Termination Note

On January 12, 2018, we entered into an Agreement to Terminate Earnout Payments (the “Earnout Termination Agreement”) that terminates our obligation to make any required earnout payments under the purchase agreement for our acquisition of the Verde Companies in exchange for CenStar’s issuance to the Seller of a promissory note in the principal amount of $5.9 million (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note, effective January 12, 2018, matures on June 30, 2019 (subject to early maturity upon certain events) and bears interest at a rate of 9% per annum. CenStar is permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters under the purchase agreement for our acquisition of the Verde Companies. Interest is payable monthly on the first day of each month in which the Verde Earnout Termination Note is outstanding, beginning on its issuance date. The principal and any outstanding interest is due on June 30, 2019. All principal and interest payable under the Verde Earnout Termination Note is accelerated upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Verde Earnout Termination Note. The Company recorded the Verde Earnout Termination Note of $5.9 million as long-term debt as of March 31, 2018 and December 31, 2017.

Ongoing Obligations in Connection with Acquisitions

The Company is obligated to make earnout and installment payments in connection with the acquisition of the Major Energy Companies, as more fully described in this Quarterly Report on Form 10-Q. In the case of the Major Energy Companies acquisition, these maximum payments under the original agreement could have been as much as $35 million depending upon operating results and the customer counts through 2018; however, given the results, payments are expected to be significantly less than the maximum. See further discussion related to the valuation of the earnouts in Note 10 "Fair Value Measurements" to the Company's quarterly financial statements included herein.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions, see Note 14 "Transactions with Affiliates" in the unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies and estimates since the date of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Standards adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the new standard effective January 1, 2018 utilizing the full retrospective approach. The adoption of the new standard resulted in no impact to our total revenues and operating income for the years ended December 31, 2017 and 2016, since our contracts with customers identify the delivery of products and services that are individually distinct performance obligations and revenue is recognized when performance obligations are satisfied. As a result, receivable balances related to revenue, including amounts related to unbilled revenue, are reflected as accounts receivable in the condensed consolidated balance sheets. Other than accounts receivable, revenue related contract assets and liabilities are immaterial.

The standard requires expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 3 "Revenues" for further disclosure.

The Company’s asset optimization activities meet the definition of trading activities per FASB ASC Topic 815, Derivatives and Hedging, and are therefore excluded from the scope of Revenue from Contracts with Customers (Topic 606).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of cash flow issues in the statement of cash flows. This ASU has been applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 effective January 1, 2018 and resulted in the reclassification of contingent consideration payments made after a business combination as cash outflows for operating and financing activities on a retrospective basis. Because of the change in accounting guidance, we reclassified acquisition related payments of approximately $1.1 million from cash flows from investing activities to cash flows from operating activities for the three months ended March 31, 2017. We reclassified acquisition related payments of approximately $8.4 million from cash flows from investing activities to cash flows from financing activities for the three months ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after

December 15, 2017, including interim periods within those periods and is to be applied prospectively to transactions on or after the adoption date. The Company adopted ASU 2017-01 effective January 1, 2018, and applied the guidance in the evaluation of whether the HIKO acquisition should be accounted for as an acquisition of assets or a business.

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Part II, Item 1—Legal Proceedings, as of March 31, 2018, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net loss on non-trading derivative instruments net of cash settlements was $51.6 million and $13.9 million for the three months ended March 31, 2018 and 2017, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2018, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 39,502 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2018 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2018 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of March 31, 2018, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 63,742 MWhs. An increase of 10% in the forward market prices from their March 31, 2018 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2018 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million.

Credit Risk

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 68% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three months ended March 31, 2018, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.3% of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2018 was approximately 2.6%, of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2018.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2018, approximately $0.9 million of our total exposure of $7.4 million was either with a non-investment grade customer or otherwise not secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2018, we were co-borrowers under the Senior Credit Facility, under which $106.5 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2018, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is the subject of the following lawsuits:

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The relief sought included compensatory and punitive damages and attorney's fees. The dispute occurred prior to the Company's acquisition of the Provider Companies. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiffs. Damages totaling approximately $0.6 million and attorney’s fees totaling approximately $0.3 million were awarded to the plaintiffs. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court, appealing, among other things the failure of the trial court to direct a verdict for the defendants, to set aside the verdict, or grant judgment for the defendants, and the trial court's award of certain attorneys' fees. The appellate hearing was held on June 1, 2017. The New Hampshire Supreme Court decided the appeal on February 9, 2018, upholding the jury's verdict and the trial court's rulings in all respects. On March 21, 2018, the trial court awarded Final Judgment to plaintiffs in the amount of $0.9 million, pursuant to the parties’ Joint Stipulation regarding Judgment. On March 28, 2018, plaintiffs moved to modify the final judgment because it does not factor in statutory interest. The trial court granted the motion to modify the judgment on April 6, 2018 and costs were assessed in the matter on April 5, 2018. The judgment, with costs, attorney fees, and interest total $1.0 million. As of March 31, 2018, the Company has accrued approximately $1.0 million in contingent liabilities related to this litigation. Initial damages and attorneys' fees have been factored into the purchase price for the Provider Companies, and the Company believes it has full indemnity coverage for any actual exposure in this award.

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

Jurich v. Verde Energy USA, Inc., is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. The parties have exchanged initial discovery. Plaintiffs’ motion for class certification was briefed and the Verde Companies filed its opposition to plaintiffs’ motion for class certification on October 17, 2017. On December 6, 2017, the Court granted the plaintiffs’ class certification motion. However, the Court opted not to send out class notices, and instead directed the parties to submit briefing on legal issues that could result in a modification or decertification of the class. The parties completed that briefing on April 16, 2018. The parties expect the court to schedule oral argument at some point in spring or summer 2018. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde Companies' alleged conduct. Discovery on the claims of the named plaintiffs closed on November 10, 2017, and dispositive motions on the named plaintiffs’ claims were filed on November 24, 2017. Plaintiffs’ responses to the dispositive motions were filed on December 22, 2017 and Verde Companies’ reply briefs were filed on January 5, 2018. To date, no hearing has been set on these motions.  On March 19, 2018, Plaintiffs filed a Notice of Supplemental Authority regarding the D.C. Circuit’s decision in ACA Int’l v. FCC. Verde Companies filed a Notice of Supplemental Authority regarding the ACA decision on March 23, 2018.  As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC (NG&E) and Spark Energy, Inc. (Spark), has filed a lawsuit asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and the Company, and tortious interference with contract against the Company related to the membership interest purchase, subsequent transfer, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post judgment interest, and attorneys’ fees. The lawsuit was filed on October 10, 2017 in the United States District Court for the Southern District of New York, and after the Company and NG&E filed a motion to dismiss, Horowitz filed an Amended Complaint, asserting the same four claims. The Company and NG&E filed a motion to dismiss the fraud and tortious interference claims on January 15, 2018. Briefing on the motion to dismiss concluded on March 1, 2018, and the Court's decision to rule or schedule oral argument is pending as of the date these financial statements are issued. Discovery has commenced and written discovery requests have been exchanged between the parties. This case is currently set for trial on September 9, 2019. The Company and NG&E deny the allegations asserted and intend to vigorously defend this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

The Company is the subject of regulatory matters, as described below.

On April 9, 2018 the Attorney General for the State of Illinois filed a complaint against Major Energy Electric Services, LLC (Major) asserting claims that Major engaged in a pattern and practice of deceptive conduct intended to defraud Illinois consumers through door-to-door and telephone solicitations, in-person solicitations at retail establishments, advertisements on its website and direct mail advertisements to sign up for electricity services. The complaint seeks injunctive relief and monetary damages representing the amounts Illinois consumers have allegedly lost due to fraudulent marketing activities. The Attorney General also requests civil penalties under the Consumer Fraud Act and to revoke Major’s authority to operate in the state. The complaint was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. Major has not yet filed its initial responsive pleadings in this case. Major denies the allegations asserted and intends to vigorously defense this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Spark Energy, LLC is the subject of two current investigations by the Connecticut Public Utilities Regulatory Authority (“PURA”). The first investigation constitutes a notice of violation and assessment of civil penalty in the amount of $0.9 million primarily for Spark Energy, LLC’s alleged failure to comply with regulations implemented in 2016 requiring that customer bills include any changes to existing rates effective for the next billing cycle. Spark Energy, LLC has requested a hearing in this matter which has been scheduled for May 11, 2018. The second investigation involves an inquiry into the marketing practices of one of Spark Energy, LLC’s former outbound telemarketing vendors. Certain agents managed by this vendor were allegedly using an unauthorized script in outbound marketing calls. Spark Energy, LLC has already responded to several interrogatories regarding this matter and is awaiting further instruction from PURA. We are unable to predict the outcome of these proceedings. While investigations of this nature have become common and are often resolved in a manner that allows the retailer to continue operating in Connecticut, there can be no assurance that PURA will not take more severe action.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2017 Annual Report on Form 10-K, which are incorporated herein by reference. Except as described below, there has been no material change in our risk factors from those described in the 2017 Annual Report on Form 10-K. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Risks and Uncertainties Related to our Review of Strategic Alternatives.

On March 8, 2018, we announced that our Board had engaged Morgan Stanley as a financial advisor to explore strategic alternatives. There can be no assurance that this review will result in a transaction or other strategic alternative of any kind. In addition, the pendency of this strategic review exposes us to certain risks and uncertainties, including the diversion of management’s time to the strategic review, which could negatively affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Mench.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Promissory Note of CenStar Energy Corp., effective January 12, 2018, payable to Woden Holdings, LLC	8-K	10.1	1/16/2018	001-36559
10.2	Amended and Restated Promissory Note of CenStar Energy Corp., effective January 12, 2018, payable to Woden Holdings, LLC.	8-K	10.2	1/16/2018	001-36559
10.3	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.4	Termination Agreement, dated March 7, 2018, by and among Spark HoldCo, LLC, Retailco Services, LLC and NuDevco Retail, LLC.	10-K	10.43	3/9/2018	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Mench.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Promissory Note of CenStar Energy Corp., effective January 12, 2018, payable to Woden Holdings, LLC	8-K	10.1	1/16/2018	001-36559
10.2	Amended and Restated Promissory Note of CenStar Energy Corp., effective January 12, 2018, payable to Woden Holdings, LLC.	8-K	10.2	1/16/2018	001-36559
10.3	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.4	Termination Agreement, dated March 7, 2018, by and among Spark HoldCo, LLC, Retailco Services, LLC and NuDevco Retail, LLC.	10-K	10.43	3/9/2018	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

May 10, 2018	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)