Form 10-Q
period 2018-06-30
Spark Energy, Inc.
filed 2018-08-03
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ☐    No ☒

There were 13,393,712 shares of outstanding Class A common stock, 21,485,126 shares of Class B common stock and 3,707,256 shares of Series A Preferred Stock outstanding as of August 1, 2018.

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(in thousands)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,702	$29,419
Accounts receivable, net of allowance for doubtful accounts of $3.6 million and $4.0 million as of June 30, 2018 and December 31, 2017, respectively	132,011	158,814
Accounts receivable—affiliates	3,427	3,661
Inventory	1,860	4,470
Fair value of derivative assets	11,526	31,191
Customer acquisition costs, net	17,123	22,123
Customer relationships, net	20,669	18,653
Prepaid assets	3,575	1,028
Deposits	12,109	7,701
Other current assets	18,863	19,678
Total current assets	256,865	296,738
Property and equipment, net	7,190	8,275
Fair value of derivative assets	595	3,309
Customer acquisition costs, net	5,315	6,949
Customer relationships, net	31,600	34,839
Deferred tax assets	27,581	24,185
Goodwill	120,343	120,154
Other assets	11,360	11,500
Total assets	$460,849	$505,949
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$59,393	$77,510
Accounts payable—affiliates	2,373	4,622
Accrued liabilities	32,330	33,679
Fair value of derivative liabilities	2,079	1,637
Current portion of Senior Credit Facility	—	7,500
Current payable pursuant to tax receivable agreement—affiliates	2,508	5,937
Current contingent consideration for acquisitions	2,980	4,024
Other current liabilities	1,282	2,675
Current portion of note payable	13,921	13,443
Total current liabilities	116,866	151,027
Long-term liabilities:
Fair value of derivative liabilities	4,380	492
Payable pursuant to tax receivable agreement—affiliates	26,067	26,355
Long-term portion of Senior Credit Facility	102,000	117,750
Subordinated debt—affiliate	10,000	—
Contingent consideration for acquisitions	—	626
Other long-term liabilities	1	172
Long-term portion of note payable	—	7,051
Total liabilities	259,314	303,473
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and outstanding at June 30, 2018 and 1,704,339 shares issued and outstanding at December 31, 2017	90,758	41,173
Stockholders' equity:
Common Stock (1) :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 13,493,158 issued, and 13,393,712 outstanding at June 30, 2018 and 13,235,082 issued and 13,135,636 outstanding at December 31, 2017	135	132
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 21,485,126 issued and outstanding at June 30, 2018 and December 31, 2017	216	216
Additional paid-in capital	28,846	26,914
Accumulated other comprehensive loss	(33)	(11)
Retained earnings	(2,678)	11,008
Treasury stock, at cost, 99,446 shares at June 30, 2018 and December 31, 2017	(2,011)	(2,011)
Total stockholders' equity	24,475	36,248
Non-controlling interest in Spark HoldCo, LLC	86,302	125,055
Total equity	110,777	161,303
Total liabilities, Series A Preferred Stock and stockholders' equity	$460,849	$505,949
(1)    Outstanding shares of common stock reflect the two-for-one stock split, which took effect on June 16, 2017. See Note 5 "Equity" for further discussion.

(2)    See Note 5 "Equity" for disclosure of our variable interest entity in Spark HoldCo, LLC.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Retail revenues	$231,488	$151,604	$515,489	$348,104
Net asset optimization revenues/(expense) (1)	763	(168)	3,450	(361)
Total Revenues	232,251	151,436	518,939	347,743
Operating Expenses:
Retail cost of revenues	162,669	114,637	452,545	260,398
General and administrative (2)	27,780	19,346	57,827	43,839
Depreciation and amortization	12,861	9,656	25,880	18,926
Total Operating Expenses	203,310	143,639	536,252	323,163
Operating income (loss)	28,941	7,797	(17,313)	24,580
Other (expense)/income:
Interest expense	(2,316)	(2,452)	(4,561)	(5,897)
Interest and other income	553	(265)	754	(66)
Total other expenses	(1,763)	(2,717)	(3,807)	(5,963)
Income (loss) before income tax expense (benefit)	27,178	5,080	(21,120)	18,617
Income tax expense (benefit)	3,251	409	(3,216)	2,814
Net income (loss)	$23,927	$4,671	$(17,904)	$15,803
Less: Net income (loss) attributable to non-controlling interests	16,427	3,592	(13,078)	12,454
Net income (loss) attributable to Spark Energy, Inc. stockholders	$7,500	$1,079	$(4,826)	$3,349
Less: Dividend on Series A preferred stock	2,027	991	4,054	1,174
Net income (loss) attributable to stockholders of Class A common stock	$5,473	$88	$(8,880)	$2,175
Other comprehensive income (loss), net of tax:
Currency translation gain (loss)	$25	$(26)	$(58)	$(75)
Other comprehensive income (loss)	25	(26)	(58)	(75)
Comprehensive income (loss)	$23,952	$4,645	$(17,962)	$15,728
Less: Comprehensive income (loss) attributable to non-controlling interests	16,442	3,576	(13,114)	12,407
Comprehensive income (loss) attributable to Spark Energy, Inc. stockholders	$7,510	$1,069	$(4,848)	$3,321

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.41	$0.01	$(0.67)	$0.17
Diluted	$0.41	$0.01	$(0.67)	$0.16

Weighted average shares of Class A common stock outstanding
Basic	13,229	13,104	13,183	13,050
Diluted	13,246	13,376	13,183	13,257

(1)
Net asset optimization revenues (expenses) includes asset optimization revenues—affiliates of $340 and $0 for the three months ended June 30, 2018 and 2017, respectively, and asset optimization revenues—affiliates cost of revenues of $24 and $0 for the three months ended June 30, 2018 and 2017, respectively, and asset optimization revenues—affiliates of $988 and $0 for the six months ended June 30, 2018 and 2017, respectively, and asset optimization revenue—affiliates cost of revenues of $36 and $0 for the six months ended June 30, 2018 and 2017, respectively.

(2)
General and administrative expense includes general and administrative expense—affiliates of $1,600 and $6,100 for the three months ended June 30, 2018 and 2017, respectively, and $8,000 and $13,400 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	13,235	21,485	(99)	$132	$216	$(2,011)	$(11)	$26,914	$11,008	$36,248	$125,055	$161,303
Stock based compensation	—	—	—	—	—	—	—	2,647	—	2,647	—	2,647
Restricted stock unit vesting	258	—	—	3	—	—	—	(715)	—	(712)	—	(712)
Consolidated net loss	—	—	—	—	—	—	—	—	(4,826)	(4,826)	(13,078)	(17,904)
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(22)	—	—	(22)	(36)	(58)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(19,501)	(19,501)
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	(4,805)	(4,805)	—	(4,805)
Dividends to Preferred Stock	—	—	—	—	—	—	—	—	(4,055)	(4,055)	—	(4,055)
Acquisition of NG&E Customers	—	—	—	—	—	—	—	—		—	(6,138)	(6,138)
Balance at June 30, 2018	13,493	21,485	(99)	$135	$216	$(2,011)	$(33)	$28,846	$(2,678)	$24,475	$86,302	$110,777
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(17,904)	$15,803
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	24,639	18,411
Deferred income taxes	(3,396)	3
Change in TRA liability	79	—
Stock based compensation	2,686	2,905
Amortization of deferred financing costs	612	531
Excess tax benefit related to restricted stock vesting	(101)	179
Change in Fair Value of Earnout liabilities	(63)	(2,568)
Accretion on fair value of Earnout liabilities	—	2,660
Bad debt expense	5,725	919
Loss on derivatives, net	19,488	31,473
Current period cash settlements on derivatives, net	7,170	(11,828)
Accretion of discount to convertible subordinated notes to affiliate	—	1,004
Payment of the Major Energy Companies Earnout	—	(1,104)
Payment of the Provider Companies Earnout	—	(677)
Other	(554)	224
Changes in assets and liabilities:
Decrease in accounts receivable	25,957	18,072
Increase in accounts receivable—affiliates	(10)	(1,925)
Decrease in inventory	2,693	310
Increase in customer acquisition costs	(6,254)	(12,074)
(Increase) decrease in prepaid and other current assets	(59)	5,394
Decrease (increase) in other assets	97	(788)
Decrease in accounts payable and accrued liabilities	(20,140)	(18,422)
(Decrease) increase in accounts payable—affiliates	(2,249)	313
Decrease in other current liabilities	(1,545)	(2,862)
Decrease in other non-current liabilities	(461)	(328)
Net cash provided by operating activities	36,410	45,625
Cash flows from investing activities:
Purchases of property and equipment	(1,163)	(371)
Acquisitions of Perigee and other customers	—	(9,353)
Deposit for Verde Acquisition	—	(65,785)
Acquisition of HIKO	(15,041)	—
Acquisition of NG&E customers	(7,796)	—
Net cash used in investing activities	(24,000)	(75,509)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs paid	48,490	37,937
Borrowings on notes payable	146,800	121,000
Payments on notes payable	(160,050)	(93,789)
Payment of the Major Energy Companies Earnout	(1,607)	(6,299)
Payment of the Provider Companies Earnout and installment consideration	—	(6,676)
Payments on the Verde promissory note	(6,573)	—
Proceeds from disgorgement of stockholders short-swing profits	244	666
Restricted stock vesting	(2,589)	(2,009)
Payment of Tax Receivable Agreement liability	(3,577)	—
Payment of dividends to Class A common stockholders	(4,805)	(4,754)
Payment of distributions to non-controlling unitholders	(19,501)	(19,822)
Payment of Dividends to Preferred Stock	(2,959)	—
Purchase of Treasury Stock	—	(1,285)
Net cash (used in) provided by financing activities	(6,127)	24,969
Increase (decrease) in Cash and cash equivalents	6,283	(4,915)
Cash and cash equivalents—beginning of period	29,419	18,960
Cash and cash equivalents—end of period	$35,702	$14,045
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(123)	$50
Cash paid during the period for:
Interest	$3,884	$1,395
Taxes	$5,399	$7,232

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
The preparation of the Company's condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could materially differ from those estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year or for any interim period.

Transactions with Affiliates
The Company enters into transactions with, and pays certain costs on behalf of, affiliates that are commonly controlled by W. Keith Maxwell III, and these affiliates enter into transactions with, and pay certain costs on behalf of, us in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services.
These transactions include, but are not limited to, certain services to the affiliated companies associated with employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries for management due diligence work, recurring management consulting, and accounting, tax, legal, or technology services based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, as well as costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 14 "Transactions with Affiliates."

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of cash flow issues in the statement of cash flows. This ASU has been applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 effective January 1, 2018 and resulted in the reclassification of contingent consideration payments made after a business combination as cash outflows for operating and financing activities on a retrospective basis. Because of the change in accounting guidance, we reclassified acquisition related payments of approximately $1.8 million from cash flows from investing activities to cash flows from operating activities for the six months ended June 30, 2017. We reclassified acquisition related payments of approximately $13.0 million from cash flows from investing activities to cash flows from financing activities for the six months ended June 30, 2017.

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

Standards Being Evaluated/Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The guidance requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented with an option to use certain practical expedients, which the Company expects to elect. We are continuing to evaluate the impact of this new guidance and have put in place a process to review lease contracts, evaluate existing lease related processes and design training related to the new standard. Although we are in the process of evaluating the impact of the new lease guidance on our consolidated financial statements, we believe the primary impact will be related to the recognition of right-of-use assets and liabilities for our real estate operating leases.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

The Company records gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended June 30, 2018 and 2017, the Company's retail revenues included gross receipts taxes of $1.9 million and $1.1 million, respectively. During the three months ended June 30, 2018 and 2017, the Company's retail cost of revenues included gross receipts taxes of $2.3 million and $1.6 million, respectively.

During the six months ended June 30, 2018 and 2017, the Company’s retail revenues included gross receipts taxes of $4.3 million and $2.5 million, respectively. During the six months ended June 30, 2018 and 2017, the Company’s retail cost of revenues included gross receipts taxes of $5.1 million and $3.9 million, respectively.

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

	Reportable segments
	Three months ended June 30, 2018
	Retail Electricity	Retail Natural Gas	Total reportable segments

Primary geographical markets (a)
New England	$93,926	$3,228	$97,154
Mid-Atlantic	67,928	9,419	77,347
Midwest	18,085	5,428	23,513
Southwest	29,508	3,966	33,474
	$209,447	$22,041	$231,488

Customer type
Commercial	$77,255	$10,877	$88,132
Residential	115,110	20,341	135,451
Unbilled revenue (b)	17,082	(9,177)	7,905
	$209,447	$22,041	$231,488

Customer credit risk
POR	$144,239	$12,782	$157,021
Non-POR	65,208	9,259	74,467
	$209,447	$22,041	$231,488

	Reportable segments
	Three months ended June 30, 2017
	Retail Electricity	Retail Natural Gas	Total reportable segments

Primary geographical markets (a)
New England	$46,009	$3,464	$49,473
Mid-Atlantic	55,451	6,939	62,390
Midwest	10,778	4,369	15,147
Southwest	19,670	4,924	24,594
	$131,908	$19,696	$151,604

Customer type
Commercial	$41,922	$11,683	$53,605
Residential	83,767	18,346	102,113
Unbilled revenue (b)	6,219	(10,333)	(4,114)
	$131,908	$19,696	$151,604

Customer credit risk
POR	$87,162	$8,960	$96,122
Non-POR	44,746	10,736	55,482
	$131,908	$19,696	$151,604

	Reportable segments
	Six months ended June 30, 2018
	Retail Electricity	Retail Natural Gas	Total reportable segments

Primary geographical markets (a)
New England	$195,024	$12,579	$207,603
Mid-Atlantic	145,483	35,350	180,833
Midwest	35,920	24,686	60,606
Southwest	53,919	12,528	66,447
	$430,346	$85,143	$515,489

Customer type
Commercial	$174,148	$35,176	$209,324
Residential	263,104	66,070	329,174
Unbilled revenue (b)	(6,906)	(16,103)	(23,009)
	$430,346	$85,143	$515,489

Customer credit risk
POR	$301,240	$49,552	$350,792
Non-POR	129,106	35,591	164,697
	$430,346	$85,143	$515,489

	Reportable segments
	Six months ended June 30, 2017
	Retail Electricity	Retail Natural Gas	Total reportable segments

Primary geographical markets (a)
New England	$95,913	$13,095	$109,008
Mid-Atlantic	113,922	31,121	145,043
Midwest	22,962	21,323	44,285
Southwest	32,805	16,963	49,768
	$265,602	$82,502	$348,104

Customer type
Commercial	$84,919	$35,220	$120,139
Residential	179,202	62,315	241,517
Unbilled revenue (b)	1,481	(15,033)	(13,552)
	$265,602	$82,502	$348,104

Customer credit risk
POR	$179,896	$41,944	$221,840
Non-POR	85,706	40,558	126,264
	$265,602	$82,502	$348,104

(a) The geographical regions noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

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

The acquisition of HIKO was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The preliminary allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The preliminary allocation was made to major categories of assets and liabilities based on management’s best estimates, and supported by independent third-party analyses. The preliminary allocation of the purchase consideration is as follows (in thousands):

As of June 30, 2018
Cash and restricted cash	309
Intangible assets—customer relationships	6,205
Net working capital, net of cash acquired	9,041
Fair value of derivative liabilities	(205)
Total	15,350

The allocation of the purchase consideration is preliminary as finalization of the Company's actual working capital adjustment with the Seller is pending as of June 30, 2018. An estimated positive working capital adjustment between the Company and the Seller of $0.7 million was recorded as of June 30, 2018 and is included in other assets.

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

We have not included pro forma information for the HIKO acquisition because it did not have a material impact on our financial position or results of operations.

The Company’s condensed consolidated statements of operations for the three months ended June 30, 2018 included $5.2 million of revenue and $1.6 million of net income from operations related to the operations of HIKO. The Company’s condensed consolidated statements of operations for the six months ended June 30, 2018 included $8.0 million of revenue and $2.7 million of net income from operations related to the operations of HIKO.

Acquisition of Verde

On July 1, 2017, the Company, through CenStar, its subsidiary, completed the acquisition from Verde Energy USA Holdings, LLC (the “Seller”) of all of the outstanding membership interests and stock in the Verde Companies. Total consideration was approximately $90.7 million, of which $20.1 million represented positive net working capital, as adjusted. The Company funded the closing consideration of $85.8 million through: (i) approximately $6.8 million of cash on hand, (ii) approximately $15.0 million in subordinated debt from the Company's founder and majority shareholder through an existing subordinated debt facility, (iii) approximately $44.0 million in borrowings under its senior secured revolving credit facility, and (iv) the issuance by CenStar to the Seller of a promissory note in the aggregate principal amount of $20.0 million (the “Promissory Note”). In addition to the consideration paid at closing, CenStar was obligated to pay 100% of the Adjusted EBITDA earned by the Verde Companies for the 18 months following closing that exceeds certain thresholds, subject to the Verde Companies’ ability to achieve defined customer count criteria (the "Verde Earnout"). The Verde Earnout was valued at $5.4 million on the acquisition date. Upon the closing of the acquisition, the Verde Companies became restricted subsidiaries and co-borrowers under the Company's Senior Credit Facility.

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

The acquisition of the Verde Companies was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, and supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. The final allocation of the purchase consideration is as follows (in thousands):

	Reported as of December 31, 2017	Q2 2018 Adjustments (1)	As of June 30, 2018
Cash and restricted cash	$1,653	—	$1,653
Property and equipment	4,560	—	4,560
Intangible assets—customer relationships	28,700	—	28,700
Intangible assets—trademarks	3,000	—	3,000
Goodwill (1)	39,207	189	39,396
Net working capital, net of cash acquired (1)	19,132	(659)	18,473
Deferred tax liability	(3,126)	—	(3,126)
Fair value of derivative liabilities	(1,942)	—	(1,942)
Total	$91,184	$(470)	$90,714
(1) Changes to the purchase price allocation in the second quarter of 2018 were due to an agreement to the working capital balances with Verde Companies' sellers per the purchase agreement.

The allocation of the purchase consideration was finalized in the second quarter of 2018 as the Company agreed to working capital balances with the Seller and a net positive working capital adjustment between the Company and the Seller of approximately $0.5 million was recorded as of June 30, 2018. A receivable from the Seller is included in other assets as of June 30, 2018.

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

The following unaudited pro forma revenue and earnings summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$184,813	$150,238	$418,103	$306,809
Earnings	$310	$3,443	$2,644	$7,862

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

The acquisition of Perigee by the Company and Spark HoldCo from NG&E was a transfer of equity interests of entities under common control on April 1, 2017. Accordingly, the assets acquired and liabilities assumed were based on their historical value as of April 1, 2017. NG&E acquired Perigee on February 3, 2017 and the fair value of the net assets acquired was as follows (in thousands):

Final as of December 31, 2017
Cash	$23
Intangible assets—customer relationships	1,100
Goodwill	1,540
Net working capital, net of cash acquired	2,085
Fair value of derivative liabilities	(443)
Total	$4,305

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

The Company and NuDevco Retail and Retailco owned the following economic interests in Spark HoldCo at December 31, 2017 and June 30, 2018, respectively.

Non-controlling Interest Economic Interest

	The Company	NuDevco Retail and Retailco (1)
December 31, 2017	38.12%	61.88%
June 30, 2018	38.58%	61.42%

The following table summarizes the portion of net income and income tax benefit attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss) allocated to non-controlling interest	$16,808	$3,164	$(13,080)	$11,569
Income tax expense (benefit) allocated to non-controlling interest	381	(428)	(2)	(885)
Net income (loss) attributable to non-controlling interest	$16,427	$3,592	$(13,078)	$12,454

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

Class A Common Stock

The Company had a total of 13,393,712 and 13,135,636 shares of its Class A common stock outstanding at June 30, 2018 and December 31, 2017, respectively, and 99,446 shares of treasury stock at June 30, 2018 and December 31, 2017. Each share of Class A common stock holds economic rights and entitles its holder to one vote on all matters to be voted on by shareholders generally.

Class B Common Stock

The Company had a total of 21,485,126 shares of its Class B common stock outstanding at June 30, 2018 and December 31, 2017. Each share of Class B common stock, all of which are held by NuDevco Retail and Retailco, has no economic rights but entitles its holder to one vote on all matters to be voted on by shareholders generally.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there were 3,707,256 and 1,704,339 issued and outstanding shares at June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the computation of earnings (loss) per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Spark Energy, Inc. stockholders	$7,500	$1,079	$(4,826)	$3,349
Less: Dividend on Series A preferred stock	2,027	991	4,054	1,174
Net income (loss) attributable to stockholders of Class A common stock	$5,473	$88	$(8,880)	$2,175

Basic weighted average Class A common shares outstanding	13,229	13,104	13,183	13,050
Basic earnings (loss) per share attributable to stockholders	$0.41	$0.01	$(0.67)	$0.17

Net income (loss) attributable to stockholders of Class A common stock	$5,473	$88	$(8,880)	$2,175
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income (loss) attributable to stockholders of Class A common stock	$5,473	$88	(8,880)	2,175

Basic weighted average Class A common shares outstanding	13,229	13,104	13,183	13,050
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive restricted stock units	17	272	—	207
Diluted weighted average shares outstanding	13,246	13,376	13,183	13,257

Diluted earnings (loss) per share attributable to stockholders	$0.41	$0.01	$(0.67)	$0.16

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

The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in the Company's condensed consolidated balance sheet as of June 30, 2018 (in thousands):

June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$35,599
Accounts receivable	132,011
Other current assets	86,734
Total current assets	254,344
Non-current assets:
Goodwill	120,343
Other assets	53,923
Total non-current assets	174,266
Total Assets	$428,610

Liabilities
Current liabilities:
Accounts payable and Accrued Liabilities	$94,870
Contingent consideration	2,980
Other current liabilities	19,656
Total current liabilities	117,506
Long-term liabilities:
Long-term portion of Senior Credit Facility	102,000
Subordinated debt — affiliate	10,000
Other long-term liabilities	4,380
Total long-term liabilities	116,380
Total Liabilities	$233,886

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

During the six months ended June 30, 2018, the Company sold an aggregate of 2,917 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $0.1 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

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

The Company had a total of 3,707,256 shares of Series A Preferred Stock issued and outstanding at June 30, 2018 and 1,704,339 shares of Series A Preferred Stock issued and outstanding at December 31, 2017. During the three and six months ended June 30, 2018, respectively, the Company paid $2.0 million and $2.9 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2018, the Company had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 16, 2018.

A summary of the Company's mezzanine equity for the six months ended June 30, 2018 is as follows:

(in thousands)
Mezzanine equity at December 31, 2017	$41,173
Issuance of Series A Preferred Stock, net of issuance cost	48,490
Accumulated dividends on Series A Preferred Stock	1,095
Mezzanine equity at June 30, 2018	$90,758

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

7. Property and Equipment
Property and equipment consist of the following amounts as of (in thousands):

	Estimated useful lives (years)	June 30, 2018	December 31, 2017
Information technology	2 – 5	$35,143	$34,103
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,964	1,964
Building improvements	2 – 5	809	809
Total		42,484	41,444
Accumulated depreciation		(35,294)	(33,169)
Property and equipment—net		$7,190	$8,275
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30, 2018 and December 31, 2017, information technology includes $0.8 million and $1.2 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.9 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
8. Goodwill, Customer Relationships and Trademarks
Goodwill, customer relationships and trademarks consist of the following amounts as of (in thousands):

	June 30, 2018	December 31, 2017
Goodwill	$120,343	$120,154
Customer relationships - Acquired (1)
Cost	$99,576	$93,371
Accumulated amortization	(54,216)	(46,681)
Customer relationships - Acquired, net	$45,360	$46,690
Customer relationships - Other (2)
Cost	$13,994	$12,336
Accumulated amortization	(7,085)	(5,534)
Customer relationships - Other, net	$6,909	$6,802
Trademarks (3)
Cost	$9,770	$9,770
Accumulated amortization	(1,753)	(1,212)
Trademarks, net	$8,017	$8,558

(1) Customer relationships - Acquired represent those customer acquisitions accounted for under the acquisition method in accordance with ASC 805. See Note 4 "Acquisitions" for further discussion.
(2) Customer relationships - Other represent portfolios of customer contracts not accounted for in accordance with ASC 805, as these acquisitions were not in conjunction with the acquisition of businesses.
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

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships - Acquired & Non-Compete Agreements	Customer Relationships - Others	Trademarks
Balance at December 31, 2017	$120,154	$46,690	$6,802	$8,558
Additions (HIKO)	—	6,205	—	—
Additions (NG&E)	—	—	1,657	—
Adjustment (Verde) (1)	189	—	—	—
Amortization expense	—	(7,535)	(1,550)	(541)
Balance at June 30, 2018	$120,343	$45,360	$6,909	$8,017
(1) Related to Spark's agreement to working capital balances with Verde Companies' sellers. Refer to Note 4 "Acquisitions."

The acquired customer relationship intangibles related to the Major Energy Companies, the Provider Companies, and the Verde Companies were bifurcated between hedged and unhedged customer contracts. The unhedged customer contracts are amortized to depreciation and amortization based on the expected future cash flows by year. The hedged customer contracts were evaluated for favorable or unfavorable positions at the time of acquisition and amortized to retail cost of revenue based on the expected term and position of the underlying fixed price contract in each reporting period. For the three months ended June 30, 2018 and 2017, approximately $0.2 million and $0.6 million, respectively, of customer relationship amortization expense is included in cost of revenues. For the six months ended June 30, 2018 and 2017, approximately $1.2 million and $0.5 million, respectively, of customer relationship amortization gain is included in cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at June 30, 2018 is as follows (in thousands):

Year ending December 31,
2018	11,705
2019	16,964
2020	11,715
2021	10,153
2022	5,941
> 5 years	3,808
Total	$60,286
9. Debt
Debt consists of the following amounts (in thousands):

	June 30, 2018	December 31, 2017
Current portion of Senior Credit Facility—Bridge Loan (2)	$—	$7,500
Current portion of Note Payable—Verde	13,921	13,443
Total current debt	13,921	20,943
Long-term portion of Senior Credit Facility (1) (2)	102,000	117,750
Subordinated Debt	10,000	—
Long-term portion of Note Payable—Verde	—	7,051
Total long-term debt	112,000	124,801
Total debt	$125,921	$145,744
(1) As of June 30, 2018 and December 31, 2017, the Company had $61.7 million and $47.2 million in letters of credit issued, respectively.
(2) As of June 30, 2018 and December 31, 2017, the weighted average interest rate on the Senior Credit Facility was 4.97% and 4.61%, respectively.

Deferred financing costs were $1.2 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. Of these amounts, $1.2 million is recorded in other current assets in the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017, and zero and $0.4 million is recorded in other assets in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, representing capitalized financing costs related to our Senior Credit Facility.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest incurred on Senior Credit Facility	$1,208	$543	$2,472	$1,237
Accretion related to Earnouts (1)	—	1,433	—	2,660
Letters of credit fees and commitment fees	422	193	780	417
Amortization of deferred financing costs	317	283	612	531
Interest incurred on convertible subordinated notes to affiliate	—	—	—	1,052
Interest incurred on subordinated debt	6	—	7	—
Interest on Verde promissory note	363	—	690	—
Interest Expense	$2,316	$2,452	$4,561	$5,897

(1) Includes accretion related to the Provider Earnout of less than $0.1 million and the Major Earnout of $1.4 million for the three months ended June 30, 2017, and accretion related to the Provider Earnout of $0.1 million and the Major Earnout of $2.6 million for the six months ended June 30, 2017.

Senior Credit Facility

On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (as amended, the “Senior Credit Facility”) in an aggregate amount of $120.0 million, which replaced the Prior Senior Credit Facility (defined below). The Verde Companies and HIKO became Co-Borrowers upon the completion of our acquisition of the Verde Companies and HIKO, respectively. On November 2, 2017, the Company and Co-Borrowers entered into the first amendment to the Senior Credit Facility, which entitled the co-borrowers to elect to increase total commitments under the Senior Credit Facility to $200.0 million. On November 30, 2017, January 11, 2018 and January 23, 2018, the Company and Co-Borrowers exercised the accordion feature in the Senior Credit Facility, bringing total commitments under the Senior Credit Facility to $200.0 million. On July 17, 2018, the Company and Co-Borrowers entered into the second amendment to the Senior Credit Facility, which entitles the Company and Co-Borrowers to elect to increase total commitments to an aggregate amount of $250.0 million. In connection with any such increase in commitments, the various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans increase accordingly. In addition, the second amendment to the Senior Credit Facility extended the maturity date to May 19, 2020. Initial commitments under the Senior Credit Facility as amended, are $192.5 million.

As of June 30, 2018, there was $102.0 million outstanding under the Senior Credit Facility, and there was approximately $36.3 million available borrowing capacity (which includes $61.7 million of outstanding letters of credit).

The Senior Credit Facility, as amended, will mature on May 19, 2020, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity. As of June 30, 2018, there were no Bridge Loans outstanding.

Subject to applicable sublimits and terms of the Senior Credit Facility, as amended, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans up to $250.0 million (“Working Capital Loans”), and bridge loans up to $62.5 million (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the current Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of the Company’s Class A common stock and Series A Preferred Stock.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense (other than interest paid-in-kind in respect of any subordinated debt but including interest in respect of that certain promissory note made by CenStar Energy Corp in connection with the permitted acquisition from Verde Energy USA Holdings, LLC), letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity of the Company), distributions, the aggregate amount of repurchases of the Company’s Class A common stock, Series A Preferred Stock, or commitments for such purchases, taxes and scheduled amortization payments.

•
Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding eligible subordinated debt and letter of credit obligations) to Adjusted EBITDA of no more than 2.50 to 1.00.

•
Maximum Senior Secured Leverage Ratio. Spark Energy, Inc. must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding (but, in any case, limited to 50% of the effective amount of letter of credit obligations attributable to performance standby letters of credit) but excluding subordinated debt permitted by the Credit Agreement as amended by the Amendment) to (b) Adjusted EBITDA.

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

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock and will be entitled to repurchase up to an aggregate amount of 10,000,000 shares of the Company’s Class A common stock, and up to $92.7 million of Series A Preferred Stock through one or more normal course open market purchases through NASDAQ so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits.

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

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures in July 2020, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of June 30, 2018, there was $10.0 million in outstanding borrowings under the subordinated note, and as of December 31, 2017, there were no outstanding borrowings under the subordinated note.

Verde Companies Promissory Note

In connection with the financing of the Verde Companies acquisition, on July 1, 2017, CenStar issued a Promissory Note in the aggregate principal amount of $20.0 million (the "Verde Promissory Note") for a portion of the purchase price. The Verde Promissory Note required eighteen monthly installments beginning on August 1, 2017, and accrued interest at 5% per annum from the date of issuance. The Verde Promissory Note, including principal and interest, was unsecured, but is guaranteed by the Company. Payment of principal and interest under the Verde Promissory Note would be accelerated upon the occurrence of certain events of default.

On January 12, 2018, in connection with the Earnout Termination Agreement (defined below), CenStar issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated Verde Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note, effective January 12, 2018, retains the same maturity date as the Verde Promissory Note. The Amended and Restated Verde Promissory Note bears interest at a rate of 9% per annum beginning January 1, 2018. Principal and interest remain payable monthly on the first day of each month in which the Amended and Restated Verde Promissory Note is outstanding. CenStar will continue to deposit a portion of each payment under the Amended and Restated Verde Promissory Note into an escrow account, which serves as security for certain indemnification claims and obligations under the purchase agreement. The amount deposited into the escrow account has been increased from the Verde Promissory Note. All principal and interest payable under the Amended and Restated Verde Promissory Note remains subject to acceleration upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Amended and Restated Verde Promissory Note. As of December 31, 2017, there was $14.6 million outstanding under the Verde Promissory note. As of June 30, 2018, there was $8.0 million outstanding under the Amended and Restated Verde Promissory Note, which will be paid in monthly installments through January 2019.

Verde Earnout Termination Note

On January 12, 2018, we entered into an Agreement to Terminate Earnout Payments (the “Earnout Termination Agreement”) that terminates our obligation to make any required earnout payments under the purchase agreement for our acquisition of the Verde Companies in exchange for CenStar’s issuance to the seller of a promissory note in the principal amount of $5.9 million (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note, effective January 12, 2018, matures on June 30, 2019 (subject to early maturity upon certain events) and bears interest at a rate of 9% per annum. CenStar is permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters under the purchase agreement for our acquisition of the Verde Companies. Interest is payable monthly on the first day of each month in which the Verde Earnout Termination Note is outstanding, beginning on its issuance date. The principal and any outstanding interest is due on June 30, 2019. All principal and interest payable under the Verde Earnout Termination Note is accelerated upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Verde Earnout Termination Note. The Company recorded the Verde Earnout Termination Note of $5.9 million as current debt as of June 30, 2018 and long term debt as of December 31, 2017.

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

	Level 1	Level 2	Level 3	Total
June 30, 2018
Non-trading commodity derivative assets	$178	$11,918	$—	$12,096
Trading commodity derivative assets	—	25	—	25
Total commodity derivative assets	$178	$11,943	$—	$12,121
Non-trading commodity derivative liabilities	$(16)	$(6,049)	$—	$(6,065)
Trading commodity derivative liabilities	(378)	(16)	—	(394)
Total commodity derivative liabilities	$(394)	$(6,065)	$—	$(6,459)
Contingent payment arrangement	$—	$—	$(2,980)	$(2,980)

	Level 1	Level 2	Level 3	Total
December 31, 2017
Non-trading commodity derivative assets	$158	$33,886	$—	$34,044
Trading commodity derivative assets	—	456	—	456
Total commodity derivative assets	$158	$34,342	$—	$34,500
Non-trading commodity derivative liabilities	$(387)	$(950)	$—	$(1,337)
Trading commodity derivative liabilities	(555)	(237)	—	(792)
Total commodity derivative liabilities	$(942)	$(1,187)	$—	$(2,129)
Contingent payment arrangement	$—	$—	$(4,650)	$(4,650)
The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2018 and the year ended December 31, 2017.
The Company’s derivative contracts include exchange-traded contracts fair valued utilizing readily available quoted market prices and non-exchange-traded contracts fair valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of the Company’s derivative contracts, the Company applies a credit risk valuation adjustment to reflect credit risk, which is calculated based on the Company’s or the counterparty’s historical credit risks. As of June 30, 2018 and December 31, 2017, the credit risk valuation adjustment was not material.
The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to the Company's acquisitions. As of June 30, 2018 and December 31, 2017, the estimated earnout obligations were $3.0 million and $4.6 million, respectively, which related to the Major Earnout. The Major Stock Earnout was valued at zero at June 30, 2018 and December 31, 2017. As of June 30, 2018, the estimated earnouts are recorded on our condensed consolidated balance sheets in current liabilities—contingent consideration in the amount of $3.0 million; and as of December 31, 2017, in current liabilities—contingent consideration and long-term liabilities—contingent consideration in the amount of $4.0 million and $0.6 million, respectively.
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
The Major Earnout is based on the achievement by the Major Energy Companies of certain performance targets over the 33 month period following NG&E's closing of the Major Energy Companies acquisition (i.e., April 15, 2016). The previous members of Major Energy Companies are entitled to a maximum of $20.0 million in earnout payments based on the level of performance targets attained, as defined by the Major Purchase Agreement. The Stock Earnout obligation is contingent upon the Major Energy Companies achieving the Major Earnout's performance target ceiling, thereby earning the maximum Major Earnout payments. If the Major Energy Companies earn such maximum Major Earnout payments, NG&E would be entitled to a maximum of 400,000 shares of Class B common stock (and a corresponding number of Spark HoldCo units). In determining the fair value of the Major Earnout and the Stock Earnout, the Company forecasted certain expected performance targets and calculated the probability of such forecast being attained. In March 2018 and 2017, the Company paid the previous members of the Major Energy Companies $1.6 million and $7.4 million, respectively, related to the year ended December 31, 2017 and the period from April 15, 2016 through December 31, 2016, respectively. During the three and six months ended June 30, 2017, the Company recorded accretion of $1.4 million and $2.6 million, respectively, to reflect the impact of the time value of the liability. During the three and six months ended June 30, 2018, the Company recorded no accretion as the impact of the time value of the liability was immaterial. The Company revalued the liability at June 30, 2018, resulting in a decrease to the fair value of the liability of $0.1 million. As this calculation is based on management's estimates of the liability, we classified the Major Earnout as a Level 3 measurement.
The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018.

Major Earnout and Stock Earnout
Fair Value at December 31, 2017	$4,650
Change in fair value of contingent consideration, net	(63)
Payments and settlements	(1,607)
Fair Value at June 30, 2018	$2,980
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
11. Accounting for Derivative Instruments

The Company is exposed to the impact of market fluctuations in the price of electricity and natural gas, basis costs, storage and ancillary costs, Renewable Energy Credits and capacity charges from independent system operators. The Company uses derivative instruments to manage exposure to these risks, and historically designated certain derivative instruments as cash flow hedges for accounting purposes.
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
Derivative assets and liabilities are presented net in the Company’s condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. The Company’s derivative contracts include transactions that are executed both on an exchange and centrally cleared as well as over-the-counter, bilateral contracts that are transacted directly with a third party. To the extent the Company has paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2018 and December 31, 2017, the Company had paid $0.5 million and $0.1 million in collateral outstanding, respectively. The specific types of derivative instruments the Company may execute to manage the commodity price risk include the following:

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

Volumetric Underlying Derivative Transactions
The following table summarizes the net notional volume buy/(sell) of the Company’s open derivative financial instruments accounted for at fair value, broken out by commodity, as of (in thousands):
Non-trading

Commodity	Notional	June 30, 2018	December 31, 2017
Natural Gas	MMBtu	5,644	9,191
Natural Gas Basis	MMBtu	143	—
Electricity	MWh	7,008	8,091
Trading

Commodity	Notional	June 30, 2018	December 31, 2017
Natural Gas	MMBtu	117	26
Natural Gas Basis	MMBtu	—	(225)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018	2017
Gain (loss) on non-trading derivatives, net	$16,601	$(10,202)
Gain on trading derivatives, net	453	525
Gain (loss) on derivatives, net	17,054	(9,677)
Current period settlements on non-trading derivatives (1) (2) (3) (4)	8,793	4,020
Current period settlements on trading derivatives	(1)	(24)
Total current period settlements on derivatives	$8,792	$3,996
(1) Excludes settlements of $0.1 million and $1.3 million, respectively, for the three months ended June 30, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.
(2) Excludes settlements of less than $0.1 million and $0.4 million, respectively, for the three months ended June 30, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.
(3) Excludes settlements of $0.2 million for the three months ended June 30, 2018 related to non-trading derivative liabilities assumed in the acquisition of the Verde Companies.
(4) Excludes settlements of $0.1 million for the three months ended June 30, 2018 related to non-trading derivative liabilities assumed in the acquisition of the HIKO Companies.

	Six Months Ended June 30,
	2018	2017
Loss on non-trading derivatives, net	$(20,111)	$(31,578)
Gain on trading derivatives, net	623	105
Loss on derivatives, net	(19,488)	(31,473)
Current period settlements on non-trading derivatives (1) (2) (3) (4) (5)	(6,089)	11,535
Current period settlements on trading derivatives	(656)	(184)
Total current period settlements on derivatives	$(6,745)	$11,351
(1) Excludes settlements of zero and less than $0.1 million, respectively, for the six months ended June 30, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of CenStar and Oasis.
(2) Excludes settlements of $(0.7) million and less than $0.1 million, respectively, for the six months ended June 30, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of the Provider Companies and Major Energy Companies.
(3) Excludes settlements of $(0.1) million and $0.4 million, respectively, for the six months ended June 30, 2018 and 2017 related to non-trading derivative liabilities assumed in the acquisitions of Perigee and other customers.
(4) Excludes settlements of $0.2 million for the six months ended June 30, 2018 related to non-trading derivative liabilities assumed in the acquisition of the Verde Companies.
(5) Excludes settlements of $0.2 million for the six months ended June 30, 2018 related to non-trading derivative liabilities assumed in the acquisition of the HIKO Companies.
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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of the Company’s derivative instruments by counterparty and collateral received or paid as of (in thousands):

	June 30, 2018
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$33,897	$(22,396)	$11,501	$—	$11,501
Trading commodity derivatives	91	(66)	25	—	25
Total Current Derivative Assets	33,988	(22,462)	11,526	—	11,526
Non-trading commodity derivatives	1,035	(440)	595	—	595
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,035	(440)	595	—	595
Total Derivative Assets	$35,023	$(22,902)	$12,121	$—	$12,121

	June 30, 2018
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(8,369)	$6,088	$(2,281)	$218	$(2,063)
Trading commodity derivatives	(17)	1	(16)	—	(16)
Total Current Derivative Liabilities	(8,386)	6,089	(2,297)	218	(2,079)
Non-trading commodity derivatives	(13,725)	9,723	(4,002)	—	(4,002)
Trading commodity derivatives	(425)	47	(378)	—	(378)
Total Non-current Derivative Liabilities	(14,150)	9,770	(4,380)	—	(4,380)
Total Derivative Liabilities	$(22,536)	$15,859	$(6,677)	$218	$(6,459)

	December 31, 2017
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$60,167	$(29,432)	$30,735	$—	$30,735
Trading commodity derivatives	918	(462)	456	—	456
Total Current Derivative Assets	61,085	(29,894)	31,191	—	31,191
Non-trading commodity derivatives	16,055	(12,746)	3,309	—	3,309
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	16,055	(12,746)	3,309	—	3,309
Total Derivative Assets	$77,140	$(42,640)	$34,500	$—	$34,500

	December 31, 2017
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(4,517)	$3,059	$(1,458)	$65	$(1,393)
Trading commodity derivatives	(517)	273	(244)	—	(244)
Total Current Derivative Liabilities	(5,034)	3,332	(1,702)	65	(1,637)
Non-trading commodity derivatives	(676)	732	56	—	56
Trading commodity derivatives	(566)	18	(548)	—	(548)
Total Non-current Derivative Liabilities	(1,242)	750	(492)	—	(492)
Total Derivative Liabilities	$(6,276)	$4,082	$(2,194)	$65	$(2,129)

12. Income Taxes

Income Taxes

The Company, CenStar and Verde Energy USA, Inc. ("Verde Corp") are each subject to U.S. federal income tax as corporations. CenStar and Verde Corp will file consolidated tax returns in jurisdictions that allow combined reporting. Spark HoldCo and its subsidiaries, with the exception of CenStar and Verde Corp, are treated as flow-through entities for U.S. federal income tax purposes, and, as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, the Company is subject to U.S. federal income taxation on its allocable share of Spark HoldCo’s net U.S. taxable income.

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

The Company had a net deferred tax asset of approximately $15.6 million related to the step up in tax basis resulting from the purchase by the Company of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) on the IPO date. In addition, as of June 30, 2018, the Company had a total liability of $28.6 million for the effect of the Tax Receivable Agreement liability, with approximately $2.5 million classified as short-term liability and the remainder as a long-term liability. As of June 30, 2018, the Company had a long-term deferred tax asset of approximately $7.2 million related to the Tax Receivable Agreement liability. See Note 14 "Transactions with Affiliates" for further discussion.

The effective U.S. federal and state income tax rate for the six months ended June 30, 2018 and 2017 is 15.2% and 15.1%, respectively, with respect to pre-tax (loss) income attributable to the Company's stockholders. The effective tax rate for the six months ended June 30, 2018 has been adjusted for the impact of the lower corporate U.S. federal statutory tax rate of 21% enacted for 2018, applied to the mix of earnings between corporate and partnership income, offset by the tax effect of Series A Preferred Stock dividends.

Total income tax benefit for the six months ended June 30, 2018 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
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

Indirect Tax Audits

The Company is undergoing various types of indirect tax audits spanning from years 2009 to 2017 for which the Company may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses. As of June 30, 2018, we have accrued $0.5 million related to indirect tax audits. The outcome of these indirect tax audits may result in additional expense.

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

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The relief sought included compensatory and punitive damages and attorney's fees. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiffs. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court. The New Hampshire Supreme Court decided the appeal on February 9, 2018, upholding the jury's verdict and the trial court's rulings in all respects. On March 21, 2018, the trial court awarded Final Judgment to plaintiffs in the amount of $0.9 million, pursuant to the parties’ Joint Stipulation regarding Judgment. The judgment, with costs, attorney fees, and interest totaled $1.0 million. The judgment has been fully satisfied, and all accruals on the Company's books have been released as of June 30, 2018.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark HoldCo, LLC in mid-2016, enrolled and re-enrolled customers through fraudulent and misleading advertising, promotions, and other communications prior to the acquisition. Plaintiffs further allege that some improper enrollment and re-enrollment practices have continued to the present date. Plaintiffs alleged claims under RICO, the Maine Unfair Trade Practice Act, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. By order dated November 15, 2017, the Court, pursuant to Rule 12(b)(6), dismissed all claims against Spark HoldCo except the claims for violation of the Maine Unfair Trade Practices Act and for unjust enrichment. Discovery limited to issues relevant to class certification under Rule 23 of the Federal Rules of Civil Procedure is currently scheduled to end in August 2018. Plaintiffs have recently filed a motion seeking leave to amend their complaint to reassert RICO claims against Spark, in addition to claims for civil conspiracy, unjust enrichment and unfair trade practices. The proposed amended complaint involves allegations relating to Spark’s and Electricity Maine’s door-to-door sales practices in Maine. Spark and Electricity Maine opposed the motion and the Court has not yet ruled on these motions. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein, including the request to certify a class. We cannot predict the outcome or consequences of this case at this time.  The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. The district court ordered briefing on defendant’s motion to dismiss. On July 16, 2018, the court granted Respond Power LLCs motion to dismiss the Plaintiff’s class action claims. The Company currently cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Jurich v. Verde Energy USA, Inc., is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade

Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. The parties have exchanged initial discovery. On December 6, 2017, the Court granted the plaintiffs’ class certification motion. However, the Court opted not to send out class notices, and instead directed the parties to submit briefing on legal issues that could result in a modification or decertification of the class. On June 21, 2018, the Court issued an opinion granting in part and denying in part the Plaintiffs’ motion for partial summary judgment.  The Court granted the motion as to liability on a limited and discrete issue (whether Verde’s terms of service complied with a Connecticut statute’s requirement of sufficient clarity regarding rates). The full implications of that ruling are not yet clear. The Court has questioned whether such a statutory violation could justify an award of any compensatory damages. In its order, the Court also rejected the Plaintiffs’ principal theory that Verde’s Terms of Service obligated Verde to track Verde’s wholesale costs in setting its retail rates. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter, and the Company is indemnified with certain limitations. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde Companies' alleged conduct. Discovery on the claims of the named plaintiffs closed on November 10, 2017, and dispositive motions on the named plaintiffs’ claims were filed on November 24, 2017. The parties are now awaiting the Court’s decision on the pending dispositive motions. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter, and the Company is indemnified with certain limitations. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

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

Regulatory Matters

On April 9, 2018 the Attorney General for the State of Illinois filed a complaint against Major Energy Electric Services, LLC (Major) asserting claims that Major engaged in a pattern and practice of deceptive conduct intended to defraud Illinois consumers through door-to-door and telephone solicitations, in-person solicitations at retail establishments, advertisements on its website and direct mail advertisements to sign up for electricity services. The complaint seeks injunctive relief and monetary damages representing the amounts Illinois consumers have allegedly lost due to fraudulent marketing activities. The Attorney General also requests civil penalties under the Consumer Fraud Act and to revoke Major’s authority to operate in the state. The complaint was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. Major filed its initial responsive pleadings in this case on August 1, 2018. Major denies the allegations asserted and intends to vigorously defense this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Spark Energy, LLC is the subject of two current investigations by the Connecticut Public Utilities Regulatory Authority (“PURA”). The first investigation constitutes a notice of violation and assessment of civil penalty in the amount of $0.9 million primarily for Spark Energy, LLC’s alleged failure to comply with regulations implemented in 2016 requiring that customer bills include any changes to existing rates effective for the next billing cycle. PURA has granted a motion by the Office of Consumer Counsel of the State of Connecticut to postpone briefing on this matter pending settlement negotiations. The second investigation involves an inquiry into the marketing practices of one of Spark Energy, LLC’s former outbound telemarketing vendors. Certain agents managed by this vendor were allegedly using an unauthorized script in outbound marketing calls. Spark Energy, LLC has already responded to several interrogatories regarding this matter and is awaiting further instruction from PURA. We are unable to predict the outcome of these proceedings but have accrued $0.2 million as of June 30, 2018, which represents the Company's current estimate for a negotiated penalty for the matter. While investigations of this nature have become common and are often resolved in a manner that allows the retailer to continue operating in Connecticut, there can be no assurance that PURA will not take more severe action.
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

Master Service Agreement with Retailco Services, LLC

We entered into a Master Service Agreement (the “Master Service Agreement”) effective January 1, 2016 with Retailco Services, LLC ("Retailco Services"), which is wholly owned by our Founder. On March 7, 2018, we, Retailco Services and NuDevco Retail mutually agreed to terminate the MSA, effective April 1, 2018. The Master Service Agreement was for a one-year term and renewed automatically for successive one-year terms unless the Master Service Agreement was terminated by either party. Retailco Services provided us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer services and information technology infrastructure and application support services under the Master Service Agreement. Under the terms of the termination agreement, these operational support services were transferred back to the Company on April 1, 2018. See "Cost Allocations" for further discussion of the fees paid in connection with the Master Service Agreement during the three and six months ended June 30, 2018.

Acquisition of Customers from NG&E
On March 7, 2018, we entered into an asset purchase agreement with NG&E pursuant to which we agreed to acquire approximately 50,000 RCEs from NG&E for a cash purchase price of $250 for each RCE, or approximately $12.5 million in the aggregate. As of June 30, 2018, the Company expects to pay an estimated $8.5 million in total to NG&E under the terms of the purchase agreement for approximately 34,000 RCEs, of which $7.8 million was paid as of June 30, 2018. These customers began transferring after April 1, 2018 and are located in 24 markets in 8 states. The acquisition of RCEs from NG&E was a transfer of assets between entities under common control.

Therefore the Company recorded the assets at their historical value at the date of the transfer. The transaction resulted in $6.1 million recorded in equity as a net distribution to NG&E as of June 30, 2018.

Accounts Receivable and Payable—Affiliates
The Company recorded current accounts receivable—affiliates of $3.4 million and $3.7 million as of June 30, 2018 and December 31, 2017, respectively, and current accounts payable—affiliates of $2.4 million and $4.6 million as of June 30, 2018 and December 31, 2017, respectively, for certain direct billings and cost allocations for services the Company provided to affiliates, services our affiliates provided to us, and sales or purchases of natural gas and electricity with affiliates.
Revenues and Cost of Revenues—Affiliates
Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 were less than $0.1 million and zero, respectively. Cost of revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 were less than $0.1 million and zero, respectively.
Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 were $0.4 million and zero, respectively. Revenues—affiliates, recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 were $1.0 million and zero, respectively.
Cost Allocations

The Company paid certain expenses on behalf of affiliates, which are reimbursed by the affiliates to the Company, and our affiliates paid certain expenses on our behalf, which are reimbursed by us. These transactions include costs that can be specifically identified and certain allocated overhead costs associated with general and administrative services, including executive management, due diligence work, recurring management consulting, facilities, banking arrangements, professional fees, insurance, information services, human resources and other support departments to the affiliates. Where costs incurred on behalf of the affiliate or us could not be determined by specific identification for direct billing, the costs were primarily allocated to the affiliated entities or us based on percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was $1.5 million and $6.3 million, respectively, for the three months ended June 30, 2018 and 2017, respectively. The total net amount direct billed and allocated from affiliates was $8.4 million and $13.7 million, respectively, for the six months ended June 30, 2018 and 2017.

Of the $1.5 million and $6.3 million total net amounts directly billed and allocated from affiliates, the Company recorded general and administrative expense of $0.5 million and $5.4 million for the three months ended June 30, 2018 and 2017, respectively, and of the $8.4 million and $13.7 million total net amounts directly billed and allocated from affiliates, the Company recorded general and administrative expense of $5.8 million and $11.9 million for the six months ended June 30, 2018 and 2017, respectively, in the condensed consolidated statement of operations in connection with fees paid under the Master Service Agreement with Retailco Services. Additionally under the Master Service Agreement, we capitalized less than $0.1 million and $0.2 million of property and equipment for the application, development and implementation of various systems during the three months ended June 30, 2018 and 2017, respectively, and we capitalized $0.5 million and $0.3 million of property and equipment for the application, development and implementation of various systems during the six months ended June 30, 2018 and 2017, respectively.

Distributions to and Contributions from Affiliates

During the six months ended June 30, 2018 and 2017, Spark HoldCo made net capital distributions to NuDevco Retail and Retailco of $7.8 million in conjunction with the payment of quarterly distributions attributable to its Spark HoldCo units. During the six months ended June 30, 2018 and 2017, Spark HoldCo made distributions to

NuDevco Retail and Retailco for gross-up distributions of $11.7 million and $12.0 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by Spark Energy, Inc.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three and six months ended June 30, 2018, the Company received zero and $0.2 million cash, respectively, for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act accrued at December 31, 2017. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2017.

Subordinated Debt Facility

On December 27, 2016, the Company and Spark HoldCo jointly issued to Retailco, an entity owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows the Company and Spark HoldCo to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures approximately three and a half years following the date of issuance, and advances thereunder accrue interest at 5% per annum from the date of the advance. The Company has the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to the Company's Senior Credit Facility pursuant to a subordination agreement. The Company may pay interest and prepay principal on the subordinated note so long as it is in compliance with its covenants under the Senior Credit Facility, is not in default under the Senior Credit Facility and has minimum availability of $5.0 million under its borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of June 30, 2018, there was $10.0 million in outstanding borrowings under the subordinated note. As of December 31, 2017, there were no outstanding borrowings under the subordinated note.

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

We met the threshold coverage ratio required to fund the TRA Payments to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter periods ending September 30, 2016 and 2017. Accordingly, these TRA Payments were paid in April and May 2018. We expect to meet the threshold coverage ratio required to fund the payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2018. As such, the related TRA Payment will be due in January of 2019. The Company has classified $2.5 million and $5.9 million as a current liability in our consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

15. Segment Reporting
The Company’s determination of reportable business segments considers the strategic operating units under which the Company makes financial decisions, allocates resources and assesses performance of its retail and asset optimization businesses.
The Company’s reportable business segments are retail natural gas and retail electricity. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Asset optimization activities, considered an integral part of securing the lowest price natural gas to serve retail gas load, are part of the retail natural gas segment. The Company recorded asset optimization revenues of $32.7 million and $39.2 million and asset optimization cost of revenues of $31.9 million and $39.4 million for the three months ended June 30, 2018 and 2017, respectively, which are presented on a net basis in asset optimization revenues. The Company recorded asset optimization revenues of $110.9 million and $101.1 million and asset optimization cost of revenues of $107.4 million and $101.5 million for the six months ended June 30, 2018 and 2017, respectively, which are presented on a net basis in asset optimization revenues. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. Corporate and other consists of expenses and assets of the retail natural gas and retail electricity segments that are managed at a consolidated level such as general and administrative expenses.

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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Retail Gross Margin to Income (loss) before taxes
Income (loss) before income tax expense (benefit)	$27,178	$5,080	$(21,120)	$18,617
Interest and other income	(553)	265	(754)	66
Interest expense	2,316	2,452	4,561	5,897
Operating income (loss)	28,941	7,797	(17,313)	24,580
Depreciation and amortization	12,861	9,656	25,880	18,926
General and administrative	27,780	19,346	57,827	43,839
Less:
Net asset optimization revenues / (expenses)	763	(168)	3,450	(361)
Net, gain (loss) on non-trading derivative instruments	16,601	(10,202)	(20,111)	(31,578)
Net, Cash settlements on non-trading derivative instruments	8,793	4,020	(6,089)	11,535
Retail Gross Margin	$43,425	$43,149	$89,144	$107,749

The Company uses retail gross margin and net asset optimization revenues as the measure of profit or loss for its business segments. This measure represents the lowest level of information that is provided to the chief operating decision maker for our reportable segments.

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2018	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total Revenues	$209,447	$22,804	$—	$—	$232,251
Retail cost of revenues	151,953	10,716	—	—	162,669
Less:
Net asset optimization revenue	—	763	—	—	763
Gains on non-trading derivatives	16,120	481	—	—	16,601
Current period settlements on non-trading derivatives	8,732	61	—	—	8,793
Retail Gross Margin	$32,642	$10,783	$—	$—	$43,425
Total Assets at June 30, 2018	$1,565,495	$533,496	$249,310	$(1,887,452)	$460,849
Goodwill at June 30, 2018	$117,813	$2,530	$—	$—	$120,343

Three Months Ended June 30, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$131,908	$19,528	$—	$—	$151,436
Retail cost of revenues	102,079	12,558	—	—	114,637
Less:
Net asset optimization expense	—	(168)	—	—	(168)
Losses on non-trading derivatives	(9,333)	(869)	—	—	(10,202)
Current period settlements on non-trading derivatives	4,299	(279)	—	—	4,020
Retail Gross Margin	$34,863	$8,286	$—	$—	$43,149
Total Assets at December 31, 2017	$1,228,552	$421,896	$209,428	$(1,353,927)	$505,949
Goodwill at December 31, 2017	$117,624	$2,530	$—	$—	$120,154

Six Months Ended June 30, 2018	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$430,346	$88,593	$—	$—	$518,939
Retail cost of revenues	401,500	51,045	—	—	452,545
Less:
Net asset optimization revenue	—	3,450	—	—	3,450
Losses on non-trading derivatives	(17,199)	(2,912)	—	—	(20,111)
Current period settlements on non-trading derivatives	(6,316)	227	—	—	(6,089)
Retail Gross Margin	$52,361	$36,783	$—	$—	$89,144
Total Assets at June 30, 2018	$1,565,495	$533,496	$249,310	$(1,887,452)	$460,849
Goodwill at June 30, 2018	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2017	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Spark Retail
Total revenues	$265,602	$82,141	$—	$—	$347,743
Retail cost of revenues	210,923	49,475	—	—	260,398
Less:
Net asset optimization expenses	—	(361)	—	—	(361)
Losses on non-trading derivatives	(28,960)	(2,618)	—	—	(31,578)
Current period settlements on non-trading derivatives	12,005	(470)	—	—	11,535
Retail Gross Margin	$71,634	$36,115	$—	$—	$107,749
Total Assets at December 31, 2017	$1,228,552	$421,896	$209,428	$(1,353,927)	$505,949
Goodwill at December 31, 2017	$117,624	$2,530	$—	$—	$120,154
16. Subsequent Events

Declaration of Dividends

On July 19, 2018, the Company declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on August 30, 2018 and payable on September 13, 2018.

On July 19, 2018, the Company declared a quarterly cash dividend in the amount of $0.546875 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.1875 per share. The dividend will be paid on October 15, 2018 to holders of record on October 1, 2018 of the Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared of $8.1 million in the aggregate for the year ended December 31, 2018 based on the Series A Preferred Stock outstanding as of June 30, 2018.

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
Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. All statements, other than statements of historical fact included in this report, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this report and may include statements about business strategy and prospects for growth, customer acquisition costs, legal proceedings, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices and the sufficiency of risk management and hedging policies;

•	extreme and unpredictable weather conditions, and the impact of hurricanes and other natural disasters;

•	federal, state and local regulation, including the industry's ability to address or adapt to potentially restrictive new regulations that may be enacted by the New York Public Service Commission;

•	our ability to borrow funds and access credit markets and restrictions in our debt agreements and collateral requirements;

•	credit risk with respect to suppliers and customers;

•	changes in costs to acquire customers and actual attrition rates;

•	accuracy of billing systems;

•	whether our majority stockholder or its affiliates offer us acquisition opportunities on terms that are commercially acceptable to us;

•	ability to successfully identify, complete, and efficiently integrate acquisitions into our operations;

•	significant changes in, or new changes by, the ISO's in the regions we operate;

•	competition; and

•
the "Risk Factors" in our Annual Report Form 10-K for the year ended December 31, 2017, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and our other public filings and press releases.

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

Overview

Spark Energy, Inc. is an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2018, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. We purchase electricity supply through physical and financial transactions with market counterparts and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2018 and 2017, approximately 90% and 87%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. We purchase natural gas supply through physical and financial transactions with market counterparts and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2018 and 2017, approximately 10% and 13%, respectively, of our retail revenues were derived from the sale of natural gas. We also identify wholesale natural gas arbitrage opportunities in conjunction with our retail procurement and hedging activities, which we refer to as asset optimization.

Recent Developments

Declaration of Dividends

On July 19, 2018, we declared a quarterly dividend of $0.18125 to holders of record of our Class A common stock on August 30, 2018 and payable on September 13, 2018.

On July 19, 2018, we declared a dividend of $0.546875 to holders of record of our Series A Preferred Stock on October 1, 2018 and payable on October 15, 2018.

Second Amendment to Senior Credit Facility

On July 17, 2018, we entered into the second amendment to our Senior Credit Facility. For a description of the terms of the Senior Credit Facility, as amended, please see “—Liquidity and Capital Resources—Sources of Liquidity and Capital Resources—Senior Credit Facility.”

Residential Customer Equivalents

The following table shows activity of our residential customer equivalents ("RCEs") during the three months ended June 30, 2018:

RCEs:
(In thousands)	March 31, 2018	Additions	Attrition	June 30, 2018	% Increase (Decrease)
Retail Electricity	890	92	(99)	883	(1)%
Retail Natural Gas	165	22	(21)	166	1%
Total Retail	1,055	114	(120)	1,049	(1)%

The following table details our count of RCEs by geographical location as of June 30, 2018:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	423	48%	32	19%	455	43%
Mid-Atlantic	302	34%	70	42%	372	35%
Midwest	67	8%	45	27%	112	11%
Southwest	91	10%	19	12%	110	11%
Total	883	100%	166	100%	1,049	100%

The geographical regions noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

Drivers of our Business

Customer Growth

Customer growth is a key driver of our operations. Our customer growth strategy includes acquiring customers through acquisitions as well as organically. During the remainder of 2018, we intend to focus on organic growth over acquisitions.

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

In 2017, we emphasized growing our commercial and industrial (“C&I”) volume. After significant growth in our C&I volume in 2017, management has refocused on residential and small commercial customers in the first part of 2018.

We believe we can increase our organic customer acquisitions during the remainder of 2018, and the Company intends to scale and refine those organic channels it has acquired in connection with its acquisitions. However, achieving significant organic growth rates has become increasingly more difficult given our size, much of which is attributable to acquisitions. The Company expects that prolonged declines in commodity prices over the last two years may negatively impact the industry's ability to offer prices competitive with incumbent utilities during the remainder of 2018. As a result of this trend, the Company may be constrained in its ability to achieve organic growth at expected rates. Additionally, increasing regulatory pressure on marketing channels such as door-to-door and outbound telemarketing and the ability to manage customer acquisition costs are significant factors in our ability to grow organically, as we are focused on achieving acceptable returns on our investment in organic growth initiatives.

Acquisitions

We independently acquire companies and portfolios of customers through some combination of cash, borrowings under the Senior Credit Facility, the issuance of common or preferred stock or other financing arrangements with our Founder and his affiliates. Additionally, our Founder formed National Gas & Electric, LLC, an affiliate of the Company ("NG&E"), in 2015 for the purpose of purchasing retail energy companies and retail customer books, as well as adding customers organically that could ultimately be resold to us. We currently expect that we would fund any future transaction with NG&E using some combination of cash, subordinated debt, or the issuance of Class A common stock or Class B common stock (and corresponding Spark HoldCo units) to NG&E. However, actual consideration will depend, among other things, on our capital structure and liquidity at the time of any transaction. There is no guarantee that NG&E will continue to offer us acquisition opportunities. Additionally, as we grow and our access to capital and opportunities improves, we may rely less upon NG&E as a source of acquisitions and seek to enter into more transactions directly with third parties.

While we continue to monitor acquisition opportunities that may arise, we have shifted our strategic focus to the integration of existing acquisitions and further development of organic sales channels acquired from such acquisitions.

Integration of Acquisitions

Effective integration of our acquisitions is a key driver of our business. We integrated both CenStar and Oasis and began recognizing synergies in 2015. We were able to integrate the Provider Companies and begin recognizing synergies in 2016. As the Major Energy Companies Earnout extends over multiple years, the Company is not able to achieve full synergies at this time. The integration of the Perigee acquisition is substantially complete and we continue to recognize synergies. We were able to terminate the earnout related to our acquisition of the Verde Companies, allowing us to begin integrating the Verde Companies in early 2018; therefore, we were able to recognize significant synergies relating to Verde starting in the beginning of the second quarter. Upon acquisition, we partially integrated HIKO and have begun to recognize synergies during the second quarter of 2018.

Customer Acquisition Costs Incurred

Management of customer acquisition costs is a key component to our profitability. Customer acquisition costs are related to organic customer acquisitions and do not include customers acquired through acquisitions of businesses and customer portfolios, which are recorded as customer relationships.

We attempt to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods. We capitalize and amortize our customer acquisition costs over a two year period, which is based on the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs.

Customer acquisition costs incurred for the three months ended June 30, 2018 and 2017 was approximately $2.0 million and $4.4 million, respectively, and customer acquisition costs incurred for the six months ended June 30, 2018 and 2017 was approximately $6.3 million and $12.1 million, respectively. Our customer acquisition costs were lower than the previous year because we were more focused on acquisitions of businesses, customer portfolio additions, and integration during the first half of 2018.

Our Ability to Manage Customer Attrition

Customer attrition is primarily due to: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults.

Customer attrition for the three months ended June 30, 2018 and 2017 was 3.7% and 4.1%, respectively, and customer attrition for the six months ended June 30, 2018 and 2017 was 4.0%. Our customer attrition was slightly lower than the prior year because of a relative slow-down in organic sales activity year-over-year.

Customer Credit Risk

Our bad debt expense for the three months ended June 30, 2018 and 2017 was 4.5% and less than 1.0%, respectively, and our bad debt expense for the six months ended June 30, 2018 and 2017 was 3.4% and less than 1.0%, respectively, of non-POR market retail revenues. As our geographic and acquisition channel mix changed, our bad debt expense has increased. In order to manage this increase, we placed an increased focus on collection efforts in the second half of 2017, and timely billing along with tighter credit requirements for new enrollments in non-POR markets during three and six months ended June 30, 2018.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms.

Our risk management policies direct that we hedge substantially all of our forecasted load, which is typically hedged to long-term normal weather patterns. During the first quarter of 2018, the New England, Mid-Atlantic and Midwest regions experienced extreme unpredicted weather patterns, resulting in excessive customer usage which negatively impacted our results of operations. During this period, the markets we served experienced much higher than normal demand for electricity and natural gas, as well as prolonged periods of well-above normal prices for commodities in the day-ahead and real-time markets. This negatively impacted the gross margin for the additional commodity that we supplied to our customers above the normal-weather load we had hedged. In addition, the longer term hedges we used to mitigate the effects of this weather event and provide additional insurance against future extreme weather events are negatively impacting our commodity costs for the entire year.

During the latter half of the second quarter of 2018, we experienced warmer than normal weather across many of our markets, which increased demand for electricity and decreased demand for natural gas from our customer base. In response to increased demand in ERCOT area, we purchased additional power at elevated prices to meet the increase in demand. Additionally, capacity costs in New England have increased for the current capacity period, which began June 1, 2018. These factors may negatively impact our results of operations for 2018.

Asset Optimization

Our natural gas business includes opportunistic transactions in the natural gas wholesale marketplace in conjunction with our retail procurement and hedging activities. Asset optimization opportunities primarily arise during the winter heating season when demand for natural gas is the highest. As such, the majority of our asset optimization profits are made in the winter. Given the opportunistic nature of these activities, we experience variability in our earnings from our asset optimization activities from year to year. As these activities are accounted for using mark to-market accounting, the timing of our revenue recognition often differs from the actual cash settlement. As a result of the weather conditions during the first few weeks of 2018, we were unable to optimize our position as effectively as we had in the first half of 2017.

Net asset optimization results were a gain of $0.8 million for the three months ended June 30, 2018, primarily due to arbitrage opportunities we captured, offset by $0.2 million of our annual legacy demand charges allocated to the quarter. During the full year 2018, we are obligated to pay demand charges of approximately $1.0 million under certain long-term legacy transportation assets that our predecessor entity acquired prior to 2013.

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

Executive Compensation Programs. Periodically the Company grants restricted stock units to our officers, employees, non-employee directors and certain employees of our affiliates who perform services for the Company. The restricted stock unit awards vest over approximately one year for non-employee directors and in full in one year or ratably over two to four years, with the initial vesting date occurring in May of the subsequent year, or upon a change in control, for officers, employees and employees of affiliates, and include tandem dividend equivalent rights that will vest upon the same schedule as the underlying restricted stock unit.

Financing. We are party to the Senior Credit Facility. Historical borrowings under the Senior Credit Facility may not provide an accurate indication of what we need to operate our natural gas and electricity business. For a description of our current Senior Credit Facility, please see "—Liquidity and Capital Resources—Sources of Liquidity and Capital Resources—Senior Credit Facility."

How We Evaluate Our Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Adjusted EBITDA	$16,084	$20,023	$31,986	$54,393
Retail Gross Margin	$43,425	$43,149	$89,144	$107,749

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA to Net Income:
Net income (loss)	$23,927	$4,671	$(17,904)	$15,803
Depreciation and amortization	12,861	9,656	25,880	18,926
Interest expense	2,316	2,452	4,561	5,897
Income tax expense (benefit)	3,251	409	(3,216)	2,814
EBITDA	42,355	17,188	9,321	43,440
Less:
Net, Gain (losses) on derivative instruments	17,054	(9,677)	(19,488)	(31,473)
Net, Cash settlements on derivative instruments	8,792	3,996	(6,745)	11,351
Customer acquisition costs	1,980	4,384	6,254	12,074
Plus:
Non-cash compensation expense	1,555	1,538	2,686	2,905
Adjusted EBITDA	$16,084	$20,023	$31,986	$54,393

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$45,950	$22,331	$36,410	$45,625
Amortization of deferred financing costs	(317)	(283)	(612)	(531)
Allowance for doubtful accounts and bad debt expense	(3,302)	(563)	(5,725)	(919)
Interest expense	2,316	2,452	4,561	5,897
Income tax expense (benefit)	3,251	409	(3,216)	2,814
Changes in operating working capital
Accounts receivable, prepaids, current assets	(38,516)	(19,159)	(25,888)	(21,541)
Inventory	1,377	3,012	(2,693)	(310)
Accounts payable and accrued liabilities	7,618	7,895	23,934	20,971
Other	(2,293)	3,929	5,215	2,387
Adjusted EBITDA	$16,084	$20,023	$31,986	$54,393
Cash Flow Data:
Cash flows provided by operating activities	$45,950	$22,331	$36,410	$45,625
Cash flows used in investing activities	$(8,205)	$(75,397)	$(24,000)	$(75,509)
Cash flows (used in) provided by financing activities	$(23,108)	$42,162	$(6,127)	$24,969

The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation of Retail Gross Margin to Operating Income (loss):
Operating income (loss)	$28,941	$7,797	$(17,313)	$24,580
Plus:
Depreciation and amortization	12,861	9,656	25,880	18,926
General and administrative	27,780	19,346	57,827	43,839
Less:
Net asset optimization revenues (expenses)	763	(168)	3,450	(361)
Net, gains (losses) on non-trading derivative instruments	16,601	(10,202)	(20,111)	(31,578)
Net, Cash settlements on non-trading derivative instruments	8,793	4,020	(6,089)	11,535
Retail Gross Margin	$43,425	$43,149	$89,144	$107,749
Retail Gross Margin - Retail Electricity Segment	$32,642	$34,863	$52,361	$71,634
Retail Gross Margin - Retail Natural Gas Segment	$10,783	$8,286	$36,783	$36,115

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

(In Thousands)	Three Months Ended June 30,
	2018	2017	Change
Revenues:
Retail revenues	$231,488	$151,604	$79,884
Net asset optimization revenues (expenses)	763	(168)	931
Total Revenues	232,251	151,436	80,815
Operating Expenses:
Retail cost of revenues	162,669	114,637	48,032
General and administrative	27,780	19,346	8,434
Depreciation and amortization	12,861	9,656	3,205
Total Operating Expenses	203,310	143,639	59,671
Operating income	28,941	7,797	21,144
Other (expense)/income:
Interest expense	(2,316)	(2,452)	136
Interest and other income	553	(265)	818
Total other expenses	(1,763)	(2,717)	954
Income before income tax expense	27,178	5,080	22,098
Income tax expense	3,251	409	2,842
Net income	$23,927	$4,671	$19,256
Adjusted EBITDA (1)	$16,084	$20,023	$(3,939)
Retail Gross Margin (1)	43,425	43,149	276
Customer Acquisition Costs	1,980	4,384	(2,404)
RCE Attrition	3.7%	4.1%	(0.4)%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the three months ended June 30, 2018 were approximately $232.2 million, an increase of approximately $80.8 million, or 53%, from approximately $151.4 million for the three months ended June 30, 2017, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes due to the acquisitions of the Verde Companies and HIKO, NG&E customers, commercial growth during 2017, and warmer than normal weather across many of our service territories and an increase in electricity prices.

Change in electricity volumes sold	$68.9
Change in natural gas volumes sold	1.6
Change in electricity unit revenue per MWh	8.6
Change in natural gas unit revenue per MMBtu	0.8
Change in net asset optimization revenue	0.9
Change in total revenues	$80.8

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2018 was approximately $162.7 million, an increase of approximately $48.1 million, or 42%, from approximately $114.6 million for the three months ended June 30, 2017, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisition of the Verde Companies and HIKO, NG&E customers, commercial growth during 2017, warmer than normal weather across many of our service territories, and regulatory and capacity cost changes from 2017 to 2018, which resulted in an increased electricity unit cost. The increase was offset by decrease in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$50.7
Change in natural gas volumes sold	0.9
Change in electricity unit cost per MWh	29.1
Change in natural gas unit cost per MMBtu	(1.1)
Change in value of retail derivative portfolio	(31.5)
Change in retail cost of revenues	$48.1

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2018 was approximately $27.8 million, an increase of approximately $8.5 million, or 44%, as compared to $19.3 million for the three months ended June 30, 2017. This increase was primarily attributable to variable costs associated with increased RCEs as a result of the acquisition of the Verde Companies and HIKO, increased commissions paid to commercial brokers, and costs related to customer acquisition activities for the Verde Companies that we cannot capitalize. In addition, the second quarter of 2017 benefited from an adjustment to reduce the fair value of earnout liabilities, which decreased general and administrative expenses and did not recur in 2018.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2018 was approximately $12.9 million, an increase of approximately $3.2 million, or 33%, from approximately $9.7 million for the three months ended June 30, 2017. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisition of the Verde Companies and HIKO.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2018 was approximately $2.0 million, a decrease of approximately $2.4 million, or 55%, from approximately $4.4 million for the three months ended June 30, 2017. This decrease was primarily due to a decrease in the gross amount we spent on organic sales during the quarter as we were more focused on acquisition of businesses, customer portfolio addition, and integration in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

(In Thousands)	Six Months Ended June 30,
	2018	2017	Change
Revenues:
Retail revenues	$515,489	$348,104	$167,385
Net asset optimization expenses	3,450	(361)	3,811
Total Revenues	518,939	347,743	171,196
Operating Expenses:
Retail cost of revenues	452,545	260,398	192,147
General and administrative	57,827	43,839	13,988
Depreciation and amortization	25,880	18,926	6,954
Total Operating Expenses	536,252	323,163	213,089
Operating income	(17,313)	24,580	(41,893)
Other (expense)/income:
Interest expense	(4,561)	(5,897)	1,336
Interest and other income	754	(66)	820
Total other expenses	(3,807)	(5,963)	2,156
(Loss) income before income tax expense	(21,120)	18,617	(39,737)
Income tax (benefit) expense	(3,216)	2,814	(6,030)
Net (loss) income	$(17,904)	$15,803	$(33,707)
Adjusted EBITDA (1)	$31,986	$54,393	$(22,407)
Retail Gross Margin (1)	89,144	107,749	(18,605)
Customer Acquisition Costs	6,254	12,074	(5,820)
RCE Attrition	4.0%	4.0%	—%

(1)
Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “—How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the six months ended June 30, 2018 were approximately $518.9 million, an increase of approximately $171.2 million, or 49%, from approximately $347.7 million for the six months ended June 30, 2017, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisitions of the Verde Companies and HIKO, NG&E customers, commercial growth in 2017, and higher-than-normal electricity and natural gas pricing in the first half of 2018, partially offset by a decrease in natural gas volumes due to warmer-than-normal weather in the second quarter of 2018.

Change in electricity volumes sold	$152.6
Change in natural gas volumes sold	(2.5)
Change in electricity unit revenue per MWh	12.1
Change in natural gas unit revenue per MMBtu	5.2
Change in net asset optimization revenue (expense)	3.8
Change in total revenues	$171.2

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2018 was approximately $452.6 million, an increase of approximately $192.2 million, or 74%, from approximately $260.4 million for the six months ended June 30, 2017, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity volumes driven by the acquisitions of the Verde Companies and HIKO, NG&E customers, commercial growth in 2017, higher-than-normal electricity and natural gas prices due to the extreme unpredictable weather in the first quarter of 2018, as well as by regulatory changes and increased capacity costs in the second quarter of 2018.

Change in electricity volumes sold	$111.4
Change in natural gas volumes sold	(1.4)
Change in electricity unit cost per MWh	72.7
Change in natural gas unit cost per MMBtu	3.3
Change in value of retail derivative portfolio	6.2
Change in retail cost of revenues	$192.2

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2018 was approximately $57.8 million, an increase of approximately $14.0 million, or 32%, as compared to $43.8 million for the six months ended June 30, 2017. This increase was primarily attributable to variable costs associated with increased RCEs as a result of the acquisition of the Verde Companies and HIKO, increased commissions paid to commercial brokers, and costs related to customer acquisition activities for the Verde Companies that we cannot capitalize. In addition, the second half of 2017 benefited from an adjustment to reduce the fair value of earnout liabilities, which decreased general and administrative expenses and did not recur in 2018,

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2018 was approximately $25.9 million, an increase of approximately $7.0 million, or 37%, from approximately $18.9 million for the six months ended June 30, 2017. This increase was primarily due to the increased amortization expense associated with customer intangibles from the acquisitions of the Verde Companies and HIKO.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2018 was approximately $6.3 million, a decrease of approximately $5.8 million, or 48%, from approximately $12.1 million for the six months ended June 30, 2017. This decrease was primarily due to a decrease in the gross amount we spent on organic sales in the first and second quarter of 2018 as we were more focused on acquisition of businesses, customer portfolio addition, and integration.

Operating Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$209,447	$131,908	$430,346	$265,602
Retail Cost of Revenues	151,953	102,079	401,500	210,923
Less: Net gains (losses) on non-trading derivatives, net of cash settlements	24,852	(5,034)	(23,515)	(16,955)
Retail Gross Margin (1) — Electricity	$32,642	$34,863	$52,361	$71,634
Volumes — Electricity (MWhs)	2,100,007	1,379,051	4,352,031	2,764,165
Retail Gross Margin (2) — Electricity per MWh	$15.54	$25.28	$12.03	$25.92

Retail Natural Gas Segment
Total Revenues	22,804	19,528	88,593	82,141
Retail Cost of Revenues	10,716	12,558	51,045	49,475
Less: Net Asset Optimization Revenues (Expenses)	763	(168)	3,450	(361)
Less: Net gains (losses) on non-trading derivatives, net of cash settlements	542	(1,148)	(2,685)	(3,088)
Retail Gross Margin (1) — Gas	$10,783	$8,286	$36,783	$36,115
Volumes — Gas (MMBtus)	2,840,721	2,629,087	10,517,802	10,848,366
Retail Gross Margin (2) — Gas per MMBtu	$3.80	$3.15	$3.50	$3.33

(1)
Reflects the Retail Gross Margin attributable to our Retail Electricity Segment or Retail Natural Gas Segment, as applicable. Retail Gross Margin is a non-GAAP financial measure. See “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

(2)	Reflects the Retail Gross Margin for the Retail Electricity Segment or Retail Natural Gas Segment, as applicable, divided by the total volumes in MWh or MMBtu, respectively.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended June 30, 2018 were approximately $209.4 million, an increase of approximately $77.5 million, or 59%, from approximately $131.9 million for the three months ended June 30, 2017. This increase was largely due to an increase in volumes. Our volumes were higher year-over-year because of our commercial growth during 2017, our acquisition of the Verde Companies and HIKO, NG&E customers, and warmer than normal weather across much of our service territories during the latter half of the second quarter of 2018, resulting in an increase of $68.9 million. This increase was further impacted by a higher electricity pricing environment, which resulted in an increase of $8.6 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2018 were approximately $151.9 million, an increase of approximately $49.8 million, or 49%, from approximately $102.1 million for the three months ended June 30, 2017. This increase was primarily due to an increase in volumes as a result of the acquisition of the Verde Companies and HIKO, NG&E customers, commercial growth during 2017, and warmer than normal weather across much of our service territory, resulting in an increase of $50.7 million. Our supply costs also increased by $29.1 million as a result of hedges with longer terms that we purchased in early 2018 and as a result of increased capacity costs and regulatory changes. We also recognized a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $30.0 million.

Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2018 was approximately $32.6 million, a decrease of approximately $2.3 million, or 6%, from approximately $34.9 million for the three months ended June 30, 2017, as indicated in the table below (in millions).

Change in volumes sold	$18.2
Change in unit margin per MWh	(20.5)
Change in retail electricity segment retail gross margin	$(2.3)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2018 were approximately $22.8 million, an increase of approximately $3.3 million, or 17%, from approximately $19.5 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase of $0.9 million in net asset optimization revenues, and higher rates, which resulted in an increase in total revenues of $0.8 million, and the increased volumes due to the acquisition of the Verde Companies and HIKO, NG&E customers, which increased total revenues by $1.6 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2018 were approximately $10.7 million, a decrease of $1.9 million, or 15%, from approximately $12.6 million for the three months ended June 30, 2017. This decrease was primarily due to a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $1.7 million, and lower natural gas prices, which resulted in a decrease of $1.1 million. This was partially offset by an increase of $0.9 million from higher volumes due to the acquisitions of the Verde Companies and HIKO, and NG&E customers.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2018 was approximately $10.8 million, an increase of approximately $2.5 million, or 30%, from approximately $8.3 million for the three months ended June 30, 2017, as indicated in the table below (in millions).

Change in volumes sold	$0.7
Change in unit margin per MMBtu	1.8
Change in retail natural gas segment retail gross margin	$2.5

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the six months ended June 30, 2018 were approximately $430.3 million, an increase of approximately $164.7 million, or 62%, from approximately $265.6 million for the six months ended June 30, 2017. This increase was largely due to an increase in volumes, a result of our acquisition of the Verde Companies and HIKO, NG&E customers, commercial growth in 2017, extreme cold weather in the first quarter of 2018, and warmer than normal weather in the second quarter of 2018 resulting in an increase of $152.6 million. This increase was further impacted by the higher electricity pricing environment from harsher than anticipated weather in the first quarter of 2018, which resulted in an increase of $12.1 million.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2018 was approximately $401.5 million, an increase of approximately $190.6 million, or 90%, from approximately $210.9 million for the six months ended June 30, 2017. This increase was primarily due to an increase in volumes as a result of the acquisition of the Verde Companies and HIKO, NG&E customers, commercial growth in 2017, extreme cold weather in the first quarter of 2018, and warmer than normal weather in second quarter of 2018, resulting in an increase of $111.4 million. This increase was further impacted by increased electricity prices, REC requirements and capacity costs, which resulted in an increase in retail cost of revenues of $72.7 million. Additionally, there was an increase of $6.5 million due to a change in the value of our retail derivative portfolio used for hedging.

Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2018 was approximately $52.3 million, a decrease of approximately $19.3 million, or 27%, from approximately $71.6 million for the six months ended June 30, 2017, as indicated in the table below (in millions).

Change in volumes sold	$41.1
Change in unit margin per MWh	(60.4)
Change in retail electricity segment retail gross margin	$(19.3)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2018 were approximately $88.6 million, an increase of approximately $6.5 million, or 8%, from approximately $82.1 million for the six months ended June 30, 2017. This increase was primarily attributable to higher rates, which resulted in an increase in total revenues of $5.2 million, and an increase of $3.8 million in net optimization revenues. This was offset by a decrease in volumes of $2.5 million
Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2018 was approximately $51.0 million, an increase of approximately $1.5 million, or 3%, from approximately $49.5 million for the six months ended June 30, 2017. This increase was due to increased supply costs of $3.3 million, offset by a $0.4 million change in the fair value of our retail derivative portfolio used for hedging and a decrease of $1.4 million related to decreased volume.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2018 was approximately $36.8 million, an increase of approximately $0.7 million, or 2%, from approximately $36.1 million for the six months ended June 30, 2017, as indicated in the table below (in millions).

Change in volumes sold	$(1.1)
Change in unit margin per MMBtu	1.8
Change in retail natural gas segment retail gross margin	$0.7

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

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. We believe that cash generated from these sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock for the next twelve months. We believe that the financing of any additional growth through acquisitions of businesses in 2018, may require further equity or debt financing and/or further expansion of our Senior Credit Facility. Estimating our liquidity requirements is highly dependent on then-current market conditions, including forward prices for natural gas and electricity, and market volatility.

Liquidity Position

The following table details our total liquidity as of the date presented:

($ in thousands)	June 30, 2018
Cash and cash equivalents	$35,702
Senior Credit Facility Availability (1)	36,281
Subordinated Debt Availability (2)	15,000
Total Liquidity	$86,983
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

On July 17, 2018, we entered into the second amendment to our Senior Credit Facility. For a description of the terms of the Senior Credit Facility, as amended, please see “—Sources of Liquidity and Capital Resources—Senior Credit Facility.”

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$36,410	$45,625	$(9,215)
Net cash used in investing activities	$(24,000)	$(75,509)	$51,509
Net cash (used in) provided by financing activities	$(6,127)	$24,969	$(31,096)

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2018 decreased by $9.2 million compared to the six months ended June 30, 2017. The decrease was primarily the result of a decrease in the changes in working capital for the six months ended June 30, 2018.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $51.5 million for the six months ended June 30, 2018. The decrease was primarily the result of a $65.8 million deposit for the Verde Companies acquisition during the six months ended June 30, 2017, offset by the acquisition of HIKO of $15.0 million during the six months ended June 30, 2018.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $31.1 million for the six months ended June 30, 2018. The increase in cash flows used in financing activities was primarily due to increased net paydown of our Senior Credit Facility, additional dividends paid to holders of Series A Preferred Stock, and payment related to the Tax Receivable Agreement liability for the six months ended June 30, 2018.

Sources of Liquidity and Capital Resources

Senior Credit Facility

On May 19, 2017 (the “Closing Date”), the Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with SE, SEG, CenStar, CenStar Operating Company, LLC, Oasis, Oasis Power, LLC, the Provider Companies, the Major Energy Companies and Perigee Energy, LLC, each subsidiaries of Spark HoldCo, the “Co-Borrowers”), entered into a senior secured borrowing base credit facility (as amended, the “Senior Credit Facility”) in an aggregate amount of $120.0 million. The Verde Companies and HIKO became Co-Borrowers upon the completion of our acquisition of the Verde Companies and HIKO, respectively. On November 2, 2017, the Company and Co-Borrowers entered into the first amendment to the Senior Credit Facility, which entitled the Co-Borrowers to elect to increase total commitments under the Senior Credit Facility to $200.0 million. On November 30, 2017, January 11, 2018 and January 23, 2018, we exercised the accordion feature in the Senior Credit Facility bringing commitments under the Senior Credit Facility to $200.0 million. On July 17, 2018, the Company and Co-Borrowers entered into the second amendment to the Senior Credit Facility, which entitles the Company and Co-Borrowers to elect to increase total commitments to an aggregate amount of $250.0 million. In connection with any such increase in commitments, the various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans increase accordingly. In addition, the second amendment to the Senior Credit Facility extended the maturity date to May 19, 2020. Initial commitments under the Senior Credit Facility, as amended, are $192.5 million.

As of June 30, 2018, there was $102.0 million outstanding under the Senior Credit Facility, and there was approximately $36.3 million available borrowing capacity (which includes a $61.7 million reduction for outstanding letters of credit).

The Senior Credit Facility, as amended, will mature on May 19, 2020, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity. As of June 30, 2018, we had no outstanding borrowings under the Bridge Loan (as defined below).

Subject to applicable sublimits and terms of the Senior Credit Facility, as amended, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans up to $250.0 million (“Working Capital Loans”), and bridge loans up to $62.5 million (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to refinance loans outstanding under the previous Senior Credit Facility, pay fees and expenses in connection with the current Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of the Company’s Class A common stock and Series A Preferred Stock.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions as follows:

•
Minimum Fixed Charge Coverage Ratio. Spark Energy, Inc. must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense (other than interest paid-in-kind in respect of any subordinated debt but including interest in respect of that certain promissory note made by CenStar Energy Corp in connection with the permitted acquisition from Verde Energy USA Holdings, LLC), letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity of the Company), distributions, the aggregate amount of repurchases of the Company’s Class A common stock, Series A Preferred Stock, or commitments for such purchases, taxes and scheduled amortization payments.

•
Maximum Total Leverage Ratio. Spark Energy, Inc. must maintain a ratio of total indebtedness (excluding eligible subordinated debt and letter of credit obligations) to Adjusted EBITDA of no more than 2.50 to 1.00.

•
Maximum Senior Secured Leverage Ratio. Spark Energy, Inc. must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding (but, in any case, limited to 50% of the effective amount of letter of credit obligations attributable to performance standby letters of credit) but excluding subordinated debt permitted by the Credit Agreement as amended by the Amendment) to (b) Adjusted EBITDA.

As of June 30, 2018, the Company was in compliance with these ratios.

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

Spark Energy, Inc. is entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock and will be entitled to repurchase up to an aggregate amount of 10,000,000 shares of the Company’s Class A common stock, and up to $92.7 million of Series A Preferred Stock, through one or more normal course open market purchases through NASDAQ so long as: (a) no default exists or would result therefrom; (b) the Co-

Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits.

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

During the three months ended June 30, 2018, the Company did not sell any shares of Series A Preferred Stock under the ATM Agreement. During the six months ended June 30, 2018, the Company sold an aggregate of 2,917 shares of Series A Preferred Stock under the ATM Agreement. The Company received net proceeds of $0.1 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

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

We may use the Subordinated Facility from time to time to enhance short term liquidity, but we do not view the Subordinated Facility as a material source of liquidity. Further, any availability under the Subordinated Facility is dependent on the Founder’s financial position and liquidity. As of June 30, 2018, there was $10.0 million outstanding borrowings under the Subordinated Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Repayment of the $7.5 million current portion of our Senior Credit Facility due in 2018 was made with proceeds of the offering of our Series A Preferred Stock in January 2018. Please see "—Sources of Liquidity and Capital Resources—Series A Preferred Stock Issuances."

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through opportunistic acquisitions complemented by traditional organic customer acquisitions. Our customer acquisition strategy requires significant capital resources. We fund our acquisition strategy with some combination of cash on hand and borrowings under our Senior Credit Facility.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2018 included approximately $6.3 million for customer acquisitions and $1.2 million related to information systems improvements.

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

During the six months ended June 30, 2018, we paid dividends to holders of our Class A common stock for the three months ended December 31, 2017 and March 31, 2018 of approximately $0.18125 per share for each dividend declaration or $4.8 million in the aggregate. On July 19, 2018, our Board of Directors declared a quarterly dividend of $0.18125 per share for the second quarter of 2018 to holders of the Class A common stock as of August 30, 2018. This dividend will be paid on September 13, 2018. Our ability to pay dividends in the future will depend on many factors, including the performance of our business in the future and restrictions under our Senior Credit Facility. The financial covenants included in the Senior Credit Facility require the Company to retain increasing amounts of working capital over time, which may have the effect of restricting our ability to pay dividends. Management does not currently believe that the financial covenants in the Senior Credit Facility will cause any such restrictions.

As of June 30, 2018, in order to pay our stated dividends to holders of our Class A common stock and corresponding distributions to holders of our non-controlling interest, Spark HoldCo generally is required to distribute approximately $15.6 million on an annualized basis to holders of its Spark HoldCo units. If our business does not generate enough cash for Spark HoldCo to make such distributions, we may have to borrow to pay our dividend. If our business generates cash in excess of the amounts required to pay an annual dividend of $0.725 per share of Class A common stock, we currently expect to reinvest any such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. However, our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including the results of our operations, our financial condition, capital requirements and investment opportunities.

For the six months ended June 30, 2018, the Company paid $2.9 million related to dividends to holders of Series A Preferred Stock. As of June 30, 2018, the Company had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock. This dividend was paid on July 16, 2018. In accordance with the terms of the Series A Preferred Stock on July 19, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.546875 per share for the Series A Preferred Stock. The dividend will be paid on October 15, 2018 to holders of record on October 1, 2018 of the Series A Preferred Stock. The Company anticipates Series A Preferred Stock dividends declared for the year ended December 31, 2018 of $2.1875 per share or $8.1 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2018.

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

We met the threshold coverage ratio required to fund the TRA Payments to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter periods ending September 30, 2016 and 2017. Accordingly, these TRA Payments were paid in April and May 2018. We expect to meet the threshold coverage ratio required to fund the payment to Retailco and NuDevco Retail under the Tax Receivable Agreement during the four-quarter period ending September 30, 2018. As such, the related TRA Payment will be due in January of 2019. The Company has classified $2.5 million and $5.9 million as a current liability in our consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively. See Note 14 "Transactions with Affiliates" in the notes to our condensed consolidated financial statements for additional details on the Tax Receivable Agreement.

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

On January 12, 2018, in connection with the Earnout Termination Agreement (defined below), CenStar issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated Verde Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note, effective January 12, 2018, retains the same maturity date as the Verde Promissory Note. The Amended and Restated Verde Promissory Note bears interest at a rate of 9% per annum beginning January 1, 2018. Principal and interest remain payable monthly on the first day of each month in which the Amended and Restated Verde Promissory Note is outstanding. CenStar will continue to deposit a portion of each payment under the Amended and Restated Verde Promissory Note into an escrow account, which serves as security for certain indemnification claims and obligations under the purchase agreement. The amount deposited into the escrow account has been increased from the Verde Promissory Note. All principal and interest payable under the Amended and Restated Verde Promissory Note remains subject to acceleration upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Amended and Restated Verde Promissory Note. As of December 31, 2017, there was $14.6 million outstanding under the Verde Promissory note. As of June 30, 2018, there was $8.0 million outstanding under the Amended and Restated Verde Promissory Note, which will be paid in monthly installments through January 2019.

Verde Earnout Termination Note

On January 12, 2018, we entered into an Agreement to Terminate Earnout Payments (the “Earnout Termination Agreement”) that terminates our obligation to make any required earnout payments under the purchase agreement for our acquisition of the Verde Companies in exchange for CenStar’s issuance to the seller of a promissory note in the principal amount of $5.9 million (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note, effective January 12, 2018, matures on June 30, 2019 (subject to early maturity upon certain events) and bears interest at a rate of 9% per annum. CenStar is permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters under the purchase agreement for our acquisition of the Verde Companies. Interest is payable monthly on the first day of each month in which the Verde Earnout Termination Note is outstanding, beginning on its issuance date. The principal and any outstanding interest is due on June 30, 2019. All principal and interest payable under the Verde Earnout Termination Note is accelerated upon the occurrence of certain events of default, including the failure to pay any principal or interest when due under the Verde Earnout Termination Note. The Company recorded the Verde Earnout Termination Note of $5.9 million as current debt as of June 30, 2018 and long term debt as of December 31, 2017.

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

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no material off-balance sheet arrangements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the presentation and classification of cash flow issues in the statement of cash flows. This ASU has been applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-15 effective January 1, 2018 and resulted in the reclassification of contingent consideration payments made after a business combination as cash outflows for operating and financing activities on a retrospective basis. Because of the change in accounting guidance, we reclassified acquisition related payments of approximately $1.8 million from cash flows from investing activities to cash flows from operating activities for the six months ended June 30, 2017. We reclassified acquisition related payments of approximately $13.0 million from cash flows from investing activities to cash flows from financing activities for the six months ended June 30, 2017.

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

Standards Being Evaluated/Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The guidance requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented with an option to use certain practical expedients, which the Company expects to elect. We are continuing to evaluate the impact of this new guidance and have put in place a process to review lease contracts, evaluate existing lease related processes and design training related to the new standard. Although we are in the process of evaluating the impact of the new lease guidance on our consolidated financial statements, we believe the primary impact will be related to the recognition of right-of-use assets and liabilities for our real estate operating leases.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Part II, Item 1—Legal Proceedings, as of June 30, 2018, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect.
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
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long term contracts. Our financial results are largely dependent on the margin we are able to realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to a few years, depending on the instrument. Our asset optimization group utilizes similar derivative contracts in connection with its trading activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any of such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes. Our net gain (loss) on non-trading derivative instruments net of cash settlements was $25.4 million and $(6.2) million for the three months ended June 30, 2018 and 2017, respectively, and $(26.2) million and $(20.0) million for the six months ended June 30, 2018 and 2017, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2018, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 84,581 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2018 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2018 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of June 30, 2018, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 112,430 MWhs. An increase of 10% in the forward market prices from their June 30, 2018 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.3 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2018 levels would have increased the fair market value of our non-trading energy derivatives by $0.3 million.

Credit Risk

In many of the utility services territories where we conduct business, POR programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being linked to the applicable utility and not to our end-use customer in these territories. Approximately 68% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies for the three and six months ended June 30, 2018, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.0% and 1.1%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three and six months ended June 30, 2018 was approximately 4.5% and 3.4%, respectively, of non-POR market retail revenues. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2018.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2018, approximately $0.5 million of our total exposure of $4.7 million was either with a non-investment grade customer or otherwise not secured with collateral or a guarantee.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At June 30, 2018, we were co-borrowers under the Senior Credit Facility, under which $102.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2018, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million. We do not currently employ interest rate hedges, although we may choose to do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is the subject of the following lawsuits:

Halifax-American Energy Company, LLC et al v. Provider Power, LLC, Electricity N.H., LLC, Electricity Maine, LLC, Emile Clavet and Kevin Dean is a lawsuit initially filed on June 12, 2014, in the Rockingham County Superior Court, State of New Hampshire, alleging various claims related to the Provider Companies’ employment of a sales contractor formerly employed with one or more of the plaintiffs, including misappropriation of trade secrets and tortious interference with a contractual relationship. The relief sought included compensatory and punitive damages and attorney's fees. Portions of the original claim proceeded to trial and on January 19, 2016, a jury found in favor of the plaintiffs. On May 4, 2016, following post-verdict motions, the defendants filed an appeal in the State of New Hampshire Supreme Court. The New Hampshire Supreme Court decided the appeal on February 9, 2018, upholding the jury's verdict and the trial court's rulings in all respects. On March 21, 2018, the trial court awarded Final Judgment to plaintiffs in the amount of $0.9 million, pursuant to the parties’ Joint Stipulation regarding Judgment. The judgment, with costs, attorney fees, and interest totaled $1.0 million. The judgment has been fully satisfied, and all accruals on the Company's books have been released as of June 30, 2018.

Katherine Veilleux and Jennifer Chon, individually and on behalf of all other similarly situated v. Electricity Maine. LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC, an entity acquired by Spark HoldCo, LLC in mid-2016, enrolled and re-enrolled customers through fraudulent and misleading advertising, promotions, and other communications prior to the acquisition. Plaintiffs further allege that some improper enrollment and re-enrollment practices have continued to the present date. Plaintiffs alleged claims under RICO, the Maine Unfair Trade Practice Act, negligence, negligent misrepresentation, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. By order dated November 15, 2017, the Court, pursuant to Rule 12(b)(6), dismissed all claims against Spark HoldCo except the claims for violation of the Maine Unfair Trade Practices Act and for unjust enrichment. Discovery limited to issues relevant to class certification under Rule 23 of the Federal Rules of Civil Procedure is currently scheduled to end in August 2018. Plaintiffs have recently filed a motion seeking leave to amend their complaint to reassert RICO claims against Spark, in addition to claims for civil conspiracy, unjust enrichment and unfair trade practices. The proposed amended complaint involves allegations relating to Spark’s and Electricity Maine’s door-to-door sales practices in Maine. Spark and Electricity Maine opposed the motion and the Court has not yet ruled on these motions. Spark HoldCo intends to vigorously defend this matter and the allegations asserted therein, including the request to certify a class. We cannot predict the outcome or consequences of this case at this time.  The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas. On June 23, 2014, the case was removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company. The plaintiffs also allege that Respond Power, LLC (i) breached its variable rate contract with Pennsylvania consumers, and the covenant of good faith and fair dealing therein, by charging rates in excess of the monthly rate charged by the consumers’ local utility company; (ii) engaged in deceptive conduct in violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (iii) engaged in negligent misrepresentation and fraudulent concealment in connection with purported promises of savings. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. The district court ordered briefing on defendant’s motion to dismiss. On July 16, 2018, the court granted Respond Power LLCs motion to dismiss the Plaintiff’s class action claims. The Company currently cannot predict the outcome or consequences of this case at this time. The Company believes it is fully indemnified for this litigation matter, subject to certain limitations.

Jurich v. Verde Energy USA, Inc., is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. The parties have exchanged initial discovery. On December 6, 2017, the Court granted the plaintiffs’ class certification motion. However, the Court opted not to send out class notices, and instead directed the parties to submit briefing on legal issues that could result in a modification or decertification of the class. On June 21, 2018, the Court issued an opinion granting in part and denying in part the Plaintiffs’ motion for partial summary judgment.  The Court granted the motion as to liability on a limited and discrete issue (whether Verde’s terms of service complied with a Connecticut statute’s requirement of sufficient clarity regarding rates). The full implications of that ruling are not yet clear. The Court has questioned whether such a statutory violation could justify an award of any compensatory damages. In its order, the Court also rejected the Plaintiffs’ principal theory that Verde’s Terms of Service obligated Verde to track Verde’s wholesale costs in setting its retail rates. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter, and the Company is indemnified with certain limitations. Given the early stage of this matter, we cannot predict the outcome or consequences of this case at this time.

Richardson et al v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act by placing marketing calls using an automatic telephone dialing system or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Plaintiffs are seeking statutory damages for the purported class and injunctive relief prohibiting Verde Companies' alleged conduct. Discovery on the claims of the named plaintiffs closed on November 10, 2017, and dispositive motions on the named plaintiffs’ claims were filed on November 24, 2017. The parties are now awaiting the Court’s decision on the pending dispositive motions. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter, and the Company is indemnified with certain limitations. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

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

On April 9, 2018 the Attorney General for the State of Illinois filed a complaint against Major Energy Electric Services, LLC (Major) asserting claims that Major engaged in a pattern and practice of deceptive conduct intended to defraud Illinois consumers through door-to-door and telephone solicitations, in-person solicitations at retail establishments, advertisements on its website and direct mail advertisements to sign up for electricity services. The complaint seeks injunctive relief and monetary damages representing the amounts Illinois consumers have allegedly lost due to fraudulent marketing activities. The Attorney General also requests civil penalties under the Consumer Fraud Act and to revoke Major’s authority to operate in the state. The complaint was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. Major filed its initial responsive pleadings in this case on August 1, 2018. Major denies the allegations asserted and intends to vigorously defense this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Spark Energy, LLC is the subject of two current investigations by the Connecticut Public Utilities Regulatory Authority (“PURA”). The first investigation constitutes a notice of violation and assessment of civil penalty in the amount of $0.9 million primarily for Spark Energy, LLC’s alleged failure to comply with regulations implemented in 2016 requiring that customer bills include any changes to existing rates effective for the next billing cycle. PURA has granted a motion by the Office of Consumer Counsel of the State of Connecticut to postpone briefing on this matter pending settlement negotiations.The second investigation involves an inquiry into the marketing practices of one of Spark Energy, LLC’s former outbound telemarketing vendors. Certain agents managed by this vendor were allegedly using an unauthorized script in outbound marketing calls. Spark Energy, LLC has already responded to several interrogatories regarding this matter and is awaiting further instruction from PURA. We are unable to predict the outcome of these proceedings but have accrued $0.2 million as of June 30, 2018, which represents the Company's current estimate for a negotiated penalty for the matter. While investigations of this nature have become common and are often resolved in a manner that allows the retailer to continue operating in Connecticut, there can be no assurance that PURA will not take more severe action.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2017 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the first quarter of 2018, which are incorporated herein by reference. There has been no material change in our risk factors from those described in the 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of 2018. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

Update on Strategic Review

Following our review of strategic alternatives, the Company's executive team and its Board of Directors believe that the most appropriate way to deliver long-term value to shareholders at this time is to continue streamlining operations and building the Company's mass market customer base. We will continue to work with Morgan Stanley to review opportunities to maximize value to our shareholders.

Amended and Restated Employment Agreements

On August 1, 2018, we entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with each of Nathan Kroeker, Jason Garrett and Gil Melman. The Amended and Restated Employment Agreements amend and restate Mr. Kroeker’s, Mr. Garrett’s and Mr. Melman’s prior employment agreements.

The Amended and Restated Employment Agreements provide for a term ending on December 31, 2019, and provide for subsequent one-year renewals unless we or the relevant executive provides at least 30 days prior notice. Pursuant to the terms of the Amended and Restated Employment Agreements, Mr. Kroeker, Mr. Garrett and Mr. Melman receive base salaries of $450,000, $300,000 and $300,000, respectively.

The Amended and Restated Employment Agreements provide that, in the event the relevant executive is terminated by us other than for “cause” or the executive’s employment terminates due to either our election not to renew the term of the agreement or the executive’s resignation for “good reason,” the executive will, subject to execution of a release of claims and other conditions, be entitled to receive the following payments and benefits:

•	12 months’ base salary, payable in twelve substantially equal installments;

•	any bonus earned for the calendar year prior to the year in which the termination occurs but which is unpaid as of the date of termination;

•	a pro rata annual bonus for the year of termination, calculated based upon our actual performance through such date and payable in twelve substantially equal installments; and

•
full vesting of any outstanding awards held by the executive under our Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), other than change in control restricted stock units (“CIC RSUs”).

“Cause” under the Amended and Restated Employment Agreements is generally defined to include: (a) a material uncured breach by the executive of the Amended and Restated Employment Agreement or any other obligation owed to us, (b) commission of an act of gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement, (c) any conviction, indictment or plea of nolo contendere with respect to any felony or any crime involving moral turpitude, (d) willful failure to perform obligations pursuant to the Amended and Restated Employment Agreement or failure or refusal to follow the lawful instructions of our board of directors, and (e) any conduct which is materially injurious to us.

“Good Reason” under the Amended and Restated Employment Agreements is generally defined to include: (a) a material diminution in base salary, (b) a material diminution in title, duties, authority or responsibilities, (c) relocation by more than fifty miles, or (d) material and uncured breach of the Amended and Restated Employment Agreement by us.

If, within 120 days prior to execution of a definitive agreement for a “Change in Control” transaction and ending 365 days after consummation or final closing of such transaction, the relevant executive’s employment is terminated by us other than for “cause” or the executive’s employment terminates due to either our election not to renew the term of the agreement or the executive’s resignation for “good reason,” subject to execution of a release of claims and other conditions, the relevant executive is entitled to receive the following payments and benefits:

•
a lump sum payment equal to 1.5 times the employee’s base salary then in effect (or 1.0 times the employee’s base salary in the case of Mr. Garrett and Mr. Melman), and the full target annual bonus for the year in which termination occurs, and payable within 15 days following the date in which employment is terminated;

•
any bonus earned for the calendar year prior to the year in which the termination occurs but which is unpaid as of the date of termination, payable within 15 days following the date in which employment is terminated;

•	a pro rata annual bonus for the year of termination, calculated based upon our actual performance through such date and payable within 15 days following the date in which employment is terminated;

•	full vesting of any outstanding awards held by the executive under our Incentive Plan, other than change in CIC RSUs; and

•	reimbursement or payment of certain continuing health benefits, if elected by the executive.

Upon a Change in Control, CIC RSUs will vest, if at all, according to the terms of the Incentive Plan and form of Restricted Stock Unit Agreements for CIC RSUs.

The Amended and Restated Employment Agreements generally define “Change in Control” to mean:

•
the consummation of an agreement to acquire or a tender offer for beneficial ownership by any person, of 50% or more of the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors, or by any person of 90% or more of the then total outstanding shares of Class A common stock;

•	individuals who constitute the incumbent board cease for any reason to constitute at least a majority of the board;

•	consummation of certain reorganizations, mergers or consolidations or a sale or other disposition of all or substantially all of our assets;

•	approval by our stockholders of a complete liquidation or dissolution;

•
a public offering or series of public offerings by Retailco and its affiliates, as a selling shareholder group, in which their total interest drops below 10 million of our total outstanding voting securities;

•	a disposition by Retailco and its affiliates in which their total interest drops below 10 million of our total outstanding voting securities; or

•
any other business combination, liquidation event of Retailco and its affiliates or restructuring of us which the Compensation Committee deems in its discretion to achieve the principles of a Change in Control.

The Amended and Restated Employment Agreements also provide for noncompetition and nonsolicitation covenants which are in effect during the period of the executive’s employment and for a period of 12 months thereafter.

The Amended and Restated Employment Agreements also provide for a minimum stock ownership level to be achieved by April 1, 2019 which is set at stock valued at three times base salary for Mr. Kroeker and two times base salary for Mr. Garrett and Mr. Melman.

The foregoing description of the Amended and Restated Employment Agreements does not purport to be complete and is qualified in its entirety to the full text of the Amended and Restated Employment Agreements, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.2, 10.3 and 10.4, the text of which are incorporated herein by reference.

Form of Notice of Grant of Restricted Stock Unit

On August 1, 2018, we adopted a new Form of Notice of Grant of Restricted Stock Units for CIC RSUs. The Form of Notice of Grant of Restricted Stock Units for CIC RSUs provide for the grant of CIC RSUs that vest, if certain circumstances are met, upon a “Change in Control”. The Form of Notice of Grant of Restricted Stock Units for CIC RSUs defines a “Change of Control” to generally mean:

•
the consummation of an agreement to acquire or a tender offer for beneficial ownership by any person, of 50% or more of the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors, or by any person of 90% or more of the then total outstanding shares of Class A common stock;

•	individuals who constitute the incumbent board cease for any reason to constitute at least a majority of the board;

•	consummation of certain reorganizations, mergers or consolidations or a sale or other disposition of all or substantially all of our assets;

•	approval by our stockholders of a complete liquidation or dissolution;

•
a public offering or series of public offerings by Retailco and its affiliates, as a selling shareholder group, in which their total interest drops below 10 million of our total outstanding voting securities;

•	a disposition by Retailco and its affiliates in which their total interest drops below 10 million of our total outstanding voting securities; or

•
any other business combination, liquidation event of Retailco and its affiliates or restructuring of us which the Compensation Committee deems in its discretion to achieve the principles of a Change in Control.

Certain conditions must be satisfied in connection with a Change in Control for the CIC RSUs to vest. The descriptions of the Form of Notice of Grant of Restricted Stock Units for CIC RSUs above is qualified in its entirety by reference to the full text of the Form of Notice of Grant of Restricted Stock Units for CIC RSUs, which is filed with this Quarterly Report on Form 10-Q as Exhibits 10.5, the text of which is incorporated herein by reference.
On August 1, 2018, we made grants of restricted stock units to certain of our employees, including executive officers. The grants consisted of restricted stock units that vest in full on May 18, 2019, restricted stock units that vest ratable over a four year period with an initial vesting date of May 18, 2019, and grants of CIC RSUs. The grants were made in the following amounts to Mr. Kroeker, Mr. Garrett and Mr. Melman:

	Restricted Stock Unit Awards
Officer	One Year Vesting	Four Year Vesting	CIC RSUs
Nathan Kroeker	30,000	75,000	80,000
Jason Garrett	20,000	40,000	40,000
Gil Melman	20,000	35,000	30,000

All awards were made pursuant to the Company’s Incentive Plan.

Item 6. Exhibits
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Mench.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, the Banks party thereto, and Brown Brothers Harriman & Co., as exiting bank.	8-K	10.1	7/20/2018	001-36559
10.2* †	Amended Employment Agreement between Spark Energy, Inc. and Nathan Kroeker dated August 1, 2018.
10.3* †	Amended and Restated Employment Agreement between Spark Energy, Inc. and Jason Garrett dated August 1, 2018.
10.4* †	Amended and Restated Employment Agreement between Spark Energy, Inc. and Gil Melman dated August 1, 2018.
10.5* †	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Mench.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, the Banks party thereto, and Brown Brothers Harriman & Co., as exiting bank.	8-K	10.1	7/20/2018	001-36559
10.2* †	Amended Employment Agreement between Spark Energy, Inc. and Nathan Kroeker dated August 1, 2018.
10.3* †	Amended and Restated Employment Agreement between Spark Energy, Inc. and Jason Garrett dated August 1, 2018.
10.4* †	Amended and Restated Employment Agreement between Spark Energy, Inc. and Gil Melman dated August 1, 2018.
10.5* †	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

August 3, 2018	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)