Form 10-Q
period 2019-03-31
Spark Energy, Inc.
filed 2019-05-07
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of exchange on which registered
Class A common stock, par value $0.01 per share	SPKE	The NASDAQ Global Select Market
8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share	SPKEP	The NASDAQ Global Select Market

There were 14,141,872 shares of outstanding Class A common stock, 20,800,000 shares of Class B common stock and 3,707,256 shares of Series A Preferred Stock outstanding as of May 3, 2019.

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
The forward-looking statements in this report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•	changes in commodity prices;

•	the sufficiency of risk management and hedging policies and practices;

•	the impact of extreme and unpredictable weather conditions, including hurricanes and other natural disasters;

•	federal, state and local regulations, including the industry's ability to address or adapt to potentially restrictive new regulations that may be enacted by public utility commissions;

•	our ability to borrow funds and access credit markets;

•	restrictions in our debt agreements and collateral requirements;

•	credit risk with respect to suppliers and customers;

•	changes in costs to acquire customers as well as actual attrition rates;

•	accuracy of billing systems;

•	our ability to successfully identify, complete, and efficiently integrate acquisitions into our operations;

•	significant changes in, or new changes by, the ISOs in the regions we operate;

•	competition; and

•	the "Risk Factors" in our Annual Report Form 10-K for the year ended December 31, 2018, in our Quarterly Reports on Form 10-Q, and other public filings and press releases.

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

PART 1. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(in thousands, except share counts)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$32,436	$41,002
Restricted cash	2,767	8,636
Accounts receivable, net of allowance for doubtful accounts of $3,323 at March 31, 2019 and $3,353 at December 31, 2018	130,887	150,866
Accounts receivable—affiliates	2,631	2,558
Inventory	235	3,878
Fair value of derivative assets	2,203	7,289
Customer acquisition costs, net	14,455	14,431
Customer relationships, net	16,565	16,630
Deposits	8,043	9,226
Renewable energy credit asset	34,417	25,717
Other current assets	11,031	11,747
Total current assets	255,670	291,980
Property and equipment, net	3,871	4,366
Fair value of derivative assets	146	3,276
Customer acquisition costs, net	4,736	3,893
Customer relationships, net	27,319	26,429
Deferred tax assets	27,261	27,321
Goodwill	120,343	120,343
Other assets	9,517	11,130
Total assets	$448,863	$488,738
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$54,515	$69,631
Accounts payable—affiliates	2,447	2,464
Accrued liabilities	7,336	10,004
Renewable energy credit liability	50,370	42,805
Fair value of derivative liabilities	5,518	6,478
Current payable pursuant to tax receivable agreement—affiliates	1,658	1,658
Current contingent consideration for acquisitions	1,328	1,328
Current portion of Note Payable	5,900	6,936
Other current liabilities	1,037	647
Total current liabilities	130,109	141,951
Long-term liabilities:
Fair value of derivative liabilities	5,284	106
Payable pursuant to tax receivable agreement—affiliates	25,917	25,917
Long-term portion of Senior Credit Facility	110,500	129,500
Subordinated debt—affiliate	—	10,000
Other long-term liabilities	545	212
Total liabilities	272,355	307,686
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and outstanding at March 31, 2019 and at December 31, 2018	90,758	90,758
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,241,318 issued, and 14,141,872 outstanding at March 31, 2019 and 14,178,284 issued and 14,078,838 outstanding at December 31, 2018	142	142
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 issued and outstanding at March 31, 2019 and December 31, 2018	209	209
Additional paid-in capital	45,769	46,157
Accumulated other comprehensive (loss) income	(12)	2
Retained earnings	62	1,307
Treasury stock, at cost, 99,446 shares at March 31, 2019 and December 31, 2018	(2,011)	(2,011)
Total stockholders' equity	44,159	45,806
Non-controlling interest in Spark HoldCo, LLC	41,591	44,488
Total equity	85,750	90,294
Total liabilities, Series A Preferred Stock and Stockholders' equity	$448,863	$488,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Retail revenues	$240,154	$284,001
Net asset optimization revenues	2,552	2,687
Total Revenues	242,706	286,688
Operating Expenses:
Retail cost of revenues	195,255	289,876
General and administrative	29,476	30,047
Depreciation and amortization	12,155	13,019
Total Operating Expenses	236,886	332,942
Operating income (loss)	5,820	(46,254)
Other (expense)/income:
Interest expense	(2,223)	(2,245)
Interest and other income	189	201
Total other expenses	(2,034)	(2,044)
Income (loss) before income tax expense (benefit)	3,786	(48,298)
Income tax expense (benefit)	1,041	(6,467)
Net income (loss)	$2,745	$(41,831)
Less: Net income (loss) attributable to non-controlling interests	1,963	(30,726)
Net income (loss) attributable to Spark Energy, Inc. stockholders	$782	$(11,105)
Less: Dividend on Series A Preferred Stock	2,027	2,027
Net loss attributable to stockholders of Class A common stock	$(1,245)	$(13,132)
Other comprehensive income (loss), net of tax:
Currency translation loss	$(35)	$(83)
Other comprehensive loss	(35)	(83)
Comprehensive income (loss)	$2,710	$(41,914)
Less: Comprehensive income (loss) attributable to non-controlling interests	1,943	(30,777)
Comprehensive income (loss) attributable to Spark Energy, Inc. stockholders	$767	$(11,137)

Net loss attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$(0.09)	$(1.00)
Diluted	$(0.09)	$(1.04)

Weighted average shares of Class A common stock outstanding
Basic	14,135	13,136
Diluted	14,135	34,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018
(in thousands)
(unaudited)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	63	—	—	—	—	—	—	1,071	—	1,071	—	1,071
Consolidated net income	—	—	—	—	—	—	—	—	782	782	1,963	2,745
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(14)	—	—	(14)	(21)	(35)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,770)	(3,770)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	(2,564)	—	(2,564)	—	(2,564)
Changes in ownership interest	—	—	—	—	—	—	—	1,059	—	1,059	(1,059)	—
Dividends to Preferred Stock	—	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	46	—	46	—	46
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—		—	(10)	(10)
Balance at March 31, 2019	14,241	20,800	(99)	$142	$209	$(2,011)	$(12)	$45,769	$62	$44,159	$41,591	$85,750

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	13,235	21,485	(99)	$132	$216	$(2,011)	$(11)	$47,811	$11,399	$57,536	$101,559	$159,095
Stock based compensation	—	—	—	—	—	—	—	817	—	817	—	817
Restricted stock unit vesting	3	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Consolidated net income	—	—	—	—	—	—	—	—	(11,105)	(11,105)	(30,726)	(41,831)
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(32)	—	—	(32)	(51)	(83)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,822)	(4,822)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,381)	(2,381)	—	(2,381)
Dividends to Preferred Stock	—	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Changes in ownership interest	—	—	—	—	—	—	—	(714)	—	(714)	714	—
Balance at March 31, 2018	13,238	21,485	(99)	$132	$216	$(2,011)	$(43)	$47,900	$(4,114)	$42,080	$66,674	$108,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,745	$(41,831)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	12,159	11,632
Deferred income taxes	59	(6,549)
Stock based compensation	1,172	1,131
Amortization of deferred financing costs	268	295
Bad debt expense	3,849	2,423
Loss on derivatives, net	19,541	36,542
Current period cash settlements on derivatives, net	(7,106)	16,442
Other	(137)	(248)
Changes in assets and liabilities:
Decrease in accounts receivable	16,129	9,737
(Increase) decrease in accounts receivable—affiliates	(73)	354
Decrease in inventory	3,643	4,070
Increase in customer acquisition costs	(5,789)	(4,274)
Increase in prepaid and other current assets	(5,692)	(22,719)
Increase in other assets	(102)	(58)
Decrease in accounts payable and accrued liabilities	(11,322)	(9,091)
Decrease in accounts payable—affiliates	(18)	(572)
Increase (decrease) in other current liabilities	390	(6,653)
Increase (decrease) in other non-current liabilities	333	(171)
Net cash provided by (used in) operating activities	30,049	(9,540)
Cash flows from investing activities:
Purchases of property and equipment	(254)	(754)
Acquisition of Starion customers	(5,869)	—
Acquisition of HIKO	—	(15,041)
Net cash used in investing activities	(6,123)	(15,795)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance costs paid	—	48,490
Borrowings on notes payable	64,500	83,800
Payments on notes payable	(93,500)	(102,550)
Payment of the Major Energy Companies Earnout	—	(1,607)
Payments on the Verde promissory note	(1,036)	(3,261)
Proceeds from disgorgement of stockholders short-swing profits	46	244
Payment of dividends to Class A common stockholders	(2,564)	(2,381)
Payment of distributions to non-controlling unitholders	(3,770)	(4,822)
Payment of Dividends to Preferred Stock	(2,027)	(932)
Payment to affiliates for acquisition of customer book	(10)	—
Net cash (used in) provided by financing activities	(38,361)	16,981
Decrease in Cash and cash equivalents	(14,435)	(8,354)
Cash and cash equivalents and Restricted cash—beginning of period	49,638	29,419
Cash and cash equivalents and Restricted cash—end of period	$35,203	$21,065
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$2	$180
Cash paid (received) during the period for:
Interest	$2,099	$1,854
Taxes	$(3,147)	$1,268
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

We are an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. Spark Energy, Inc. (the "Company") is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries. Spark HoldCo is the direct and indirect owner of the subsidiaries through which we operate. We conduct our business through several brands across our service areas, including Electricity Maine, Electricity N.H., Major Energy, Provider Power Massachusetts, Respond Power, Spark Energy, and Verde Energy.

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
The accompanying interim unaudited condensed consolidated financial statements (“interim statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC") as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2018. Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

Immaterial Corrections to Prior Year Financial Information

The condensed consolidated income statements and our statements of changes in stockholders' equity reflect immaterial adjustments to the historical balances in additional paid-in capital, non-controlling interest, retained earnings, net (loss) income attributable to non-controlling interest, and earnings per share for the three months ended March 31, 2018. We made these adjustments in accordance with GAAP, to reflect the amounts the owners of our Class A and Class B common stock would receive, respectively, if the assets of our subsidiary, Spark HoldCo, were sold and its liabilities were settled at their recorded book values as of each balance sheet date. In addition, we adjusted income for the three months ended March 31, 2018 to make certain immaterial corrections to the allocation of income between non-controlling interests and income available for common shareholders. Our adjustments had no impact on the manner in which distributions were paid during the three months ended March 31, 2018. The Company evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revision was not material to the prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. Consequently, the Company revised the historical condensed consolidated financial information presented herein.

Below are amounts as reported and as adjusted for each year presented (in thousands):

	March 31, 2018
	As Reported	Adjustments	As Adjusted
Additional paid-in capital	$27,717	$20,183	$47,900
Retained earnings	(5,726)	1,612	(4,114)
Total Stockholders' Equity	20,285	21,795	42,080
Non-controlling interest in Spark HoldCo, LLC	90,677	(24,003)	66,674
Total equity	110,962	(2,208)	108,754
Total liabilities, Series A Preferred Stock and Stockholders' equity	493,905	(2,208)	491,697

Net loss attributable to stockholders of Class A common stock	(14,353)	1,221	(13,132)
Net loss attributable to non-controlling interests	(29,505)	(1,221)	(30,726)

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	(1.09)	0.09	(1.00)
Diluted	(1.09)	0.05	(1.04)
Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements.

Use of Estimates and Assumptions
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

New Accounting Standards Recently Adopted

There have been no changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows:

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under this new guidance, lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The guidance requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), Leases (Topic 842): Codification Improvements (“ASU 2019-01”) to provide additional guidance for the adoption of Topic 842. The ASU and its related amendments are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented with an option to use certain practical expedients, which we expect to use. We evaluated the impact of this new guidance and reviewed lease or possible lease contracts and evaluated contract related processes. We adopted ASU 2016-02 effective January 1, 2019, and recorded right-of-use assets and liabilities for our real estate operating leases of approximately $1.0 million.

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

	Reportable Segments
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$76,234	$8,528	$84,762	$101,098	$9,351	$110,449
Mid-Atlantic	66,811	21,369	88,180	77,555	25,931	103,486
Midwest	22,107	20,489	42,596	17,835	19,258	37,093
Southwest	16,940	7,676	24,616	24,411	8,562	32,973
	$182,092	$58,062	$240,154	$220,899	$63,102	$284,001

Customer type
Commercial	$67,235	$19,867	$87,102	$96,893	$24,299	$121,192
Residential	124,768	41,095	165,863	147,994	45,729	193,723
Unbilled revenue (b)	(9,911)	(2,900)	(12,811)	(23,988)	(6,926)	(30,914)
	$182,092	$58,062	$240,154	$220,899	$63,102	$284,001

Customer credit risk
POR	$128,937	$28,979	$157,916	$157,001	$36,770	$193,771
Non-POR	53,155	29,083	82,238	63,898	26,332	90,230
	$182,092	$58,062	$240,154	$220,899	$63,102	$284,001

(a) The primary markets noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

(b) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2019 and 2018, our retail revenues included gross receipts taxes of $0.4 million and $0.4 million, respectively. During the three months ended March 31, 2019 and 2018, our retail cost of revenues included gross receipts taxes of $2.7 million and $2.8 million, respectively.

4. Acquisitions
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

Reported as of December 31, 2018
Cash and restricted cash	$375
Intangible assets—customer relationships	6,031
Net working capital, net of cash acquired	8,465
Fair value of derivative liabilities	(205)
Total	$14,666

Acquisition from Related Parties

In March 2018, we entered into an asset purchase agreement with an affiliate pursuant to which we agreed to acquire up to 50,000 RCEs for a cash purchase price of $250 for each RCE, or up to $12.5 million in the aggregate. These customers began transferring after April 1, 2018 and are located in 24 markets in eight states. For the year ended December 31, 2018, we paid $8.8 million under the terms of the purchase agreement for approximately 35,000 RCEs. We do not anticipate any additional customer transfers or consideration will be paid on this transaction. The acquisition was treated as a transfer of assets between entities under common control, and accordingly, the assets were recorded at our affiliate's historical value at the date of transfer, which was $1.7 million. The transaction resulted in $7.1 million recorded in equity as a net distribution to affiliate as of December 31, 2018. Of the $8.8 million paid to our affiliate, $1.7 million was an investing cash outflow and remaining $7.1 million was deemed a distribution to our non-controlling interest and classified as financing activity.

Acquisitions of Customer Books

In October 2018, we entered into an asset purchase agreement pursuant to which we agreed to acquire up to 60,000 RCEs from Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc. (collectively "Starion") for a cash purchase price of up to a maximum of $10.7 million. These customers began transferring in December 2018, and are located in our existing markets. As of March 31, 2019, a total of $7.9 million was paid under the terms of the purchase agreement for approximately 51,000 RCEs.

As part of the acquisition, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of March 31, 2019 and December 31, 2018, the balance in the escrow account was $2.8 million and $8.6 million, respectively, and these funds are expected to be released to the seller as any remaining acquired customers transfer from the seller to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

5. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2018 and March 31, 2019, respectively.

	The Company	Affiliated Owners
December 31, 2018	40.53%	59.47%
March 31, 2019	40.64%	59.36%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2019	2018

Net income (loss) allocated to non-controlling interest	$993	$(31,109)
Income tax benefit allocated to non-controlling interest	(970)	(383)
Net income (loss) attributable to non-controlling interest	$1,963	$(30,726)

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted.

During the three months ended March 31, 2019, we paid $6.3 million in dividends to the holders of the Company's Class A common stock and Class B common stock.

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

The following table presents the computation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to Spark Energy, Inc. stockholders	$782	$(11,105)
Less: Dividend on Series A preferred stock	2,027	2,027
Net loss attributable to stockholders of Class A common stock	$(1,245)	$(13,132)

Basic weighted average Class A common shares outstanding	14,135	13,136
Basic loss per share attributable to stockholders	$(0.09)	$(1.00)

Net loss attributable to stockholders of Class A common stock	$(1,245)	$(13,132)
Effect of conversion of Class B common stock to shares of Class A common stock	—	(22,799)
Diluted net loss attributable to stockholders of Class A common stock	$(1,245)	$(35,931)

Basic weighted average Class A common shares outstanding	14,135	13,136
Effect of dilutive Class B common stock	—	21,485
Effect of dilutive restricted stock units	—	—
Diluted weighted average shares outstanding	14,135	34,621

Diluted loss per share attributable to stockholders	$(0.09)	$(1.04)

The computation of diluted earnings per share for the three months ended March 31, 2019 excludes 20.8 million shares of Class B common stock and 1.2 million restricted stock units because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$32,340	$36,724
Accounts receivable	130,887	150,866
Other current assets	87,641	92,963
Total current assets	250,868	280,553
Non-current assets:
Goodwill	120,343	120,343
Other assets	43,653	47,159
Total non-current assets	163,996	167,502
Total Assets	$414,864	$448,055

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$61,569	$79,692
Contingent consideration	1,328	1,328
Other current liabilities	65,272	59,330
Total current liabilities	128,169	140,350
Long-term liabilities:
Long-term portion of Senior Credit Facility	110,500	129,500
Subordinated debt — affiliate	—	10,000
Other long-term liabilities	5,830	319
Total long-term liabilities	116,330	139,819
Total Liabilities	$244,499	$280,169

6. Preferred Stock

During the year ended December 31, 2018, we issued an aggregate of 2,917 shares of Series A Preferred Stock under an at-the-market issuance sales agreement (the "ATM Agreement"). We received net proceeds of $0.1 million and paid compensation to the sales agent of less than $0.1 million with respect to these sales.

In January 2018, we issued 2,000,000 shares of Series A Preferred Stock, plus accumulated and unpaid dividends, at a price to the public of $25.25 per share. The Company received approximately $48.9 million ($24.45 per share) in net proceeds from the offering, after deducting underwriting discounts and commissions and a structuring fee. Offering expenses of $0.5 million were recorded as a reduction to the carrying value of the Series A Preferred Stock.

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears as specified in the Series A Preferred Stock Certificate of Designations. The Series A Preferred Stock accrue dividends at an annual percentage rate of 8.75%, and the liquidation preference provisions of the Series A Preferred Stock are considered contingent redemption provisions because there are rights granted to the holders of the Series A Preferred Stock that are not solely within our control upon a change in control of the Company. Accordingly, the Series A Preferred Stock is presented between liabilities and the equity sections in the accompanying condensed consolidated balance sheet.

During the three months ended March 31, 2019, we paid $2.0 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2019, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2019.

A summary of our preferred equity balance for the three months ended March 31, 2019 is as follows:

(in thousands)
Balance at December 31, 2018	$90,758
Accumulated dividends on Series A Preferred Stock	—
Balance at March 31, 2019	$90,758

7. Derivative Instruments

We are exposed to the impact of market fluctuations in the price of electricity and natural gas, basis differences in the price of natural gas, storage charges, RECs, capacity charges from independent system operators, and other ancillary costs. We use derivative instruments in an effort to manage our cash flow exposure to these risks. These instruments are not designated as hedges for accounting purposes; and, accordingly, changes in the market value of these derivative instruments are recorded in the cost of revenues. As part of our strategy to optimize pricing in our natural gas related activities, we also manage a portfolio of commodity derivative instruments held for trading purposes. Our commodity trading activities are subject to limits within our Risk Management Policy. For these derivative instruments, changes in the fair value are recognized currently in earnings in net asset optimization revenues.
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2019 and December 31, 2018, we had paid zero in collateral. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

The Company has entered into other energy-related contracts that do not meet the definition of a derivative instrument or for which we made a normal purchase, normal sale election and are therefore not accounted for at fair value including the following:

•	Forward electricity and natural gas purchase contracts for retail customer load; and

•	Natural gas transportation contracts and storage agreements.

Interest Rate Swaps

In 2018, we entered into two interest rate swap agreements to manage interest rate risk. The interest rate swap agreements were not designated as hedges for accounting purposes. As such, all changes in fair value were recognized in earnings, within interest and other income. As of March 31, 2019, the notional amount of the interest swap was $10.0 million. A fair value liability of less than $0.1 million was recorded in other current liabilities on the condensed consolidated balance sheet as of March 31, 2019.

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value, broken out by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2019	December 31, 2018
Natural Gas	MMBtu	6,543	8,176
Natural Gas Basis	MMBtu	77	115
Electricity	MWh	7,791	6,781
Trading

Commodity	Notional	March 31, 2019	December 31, 2018
Natural Gas	MMBtu	499	188
Natural Gas Basis	MMBtu	—	(380)

(Losses) Gains on Derivative Instruments
(Losses) gains on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Loss on non-trading derivatives, net	$(19,803)	$(36,712)
Gain on trading derivatives, net	262	170
Loss on derivatives, net	(19,541)	(36,542)
Current period settlements on non-trading derivatives (1) (2)	8,125	(14,882)
Current period settlements on trading derivatives	(100)	(655)
Total current period settlements on derivatives	$8,025	$(15,537)
(1) Excludes settlements of less than $0.1 million and $(0.8) million, respectively, for the three months ended March 31, 2019 and 2018 related to non-trading derivative liabilities assumed in various acquisitions.
(2) Excludes settlements of $(0.9) million and zero, respectively, for the three months ended March 31, 2019 and 2018 related to power call options.

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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2019
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$17,918	$(15,837)	$2,081	$—	$2,081
Trading commodity derivatives	249	(127)	122	—	122
Total Current Derivative Assets	18,167	(15,964)	2,203	—	2,203
Non-trading commodity derivatives	818	(818)	—	—	—
Trading commodity derivatives	205	(59)	146	—	146
Total Non-current Derivative Assets	1,023	(877)	146	—	146
Total Derivative Assets	$19,190	$(16,841)	$2,349	$—	$2,349

	March 31, 2019
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(14,892)	$9,388	$(5,504)	$—	$(5,504)
Trading commodity derivatives	(15)	1	(14)	—	(14)
Total Current Derivative Liabilities	(14,907)	9,389	(5,518)	—	(5,518)
Non-trading commodity derivatives	(7,375)	2,091	(5,284)	—	(5,284)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(7,375)	2,091	(5,284)	—	(5,284)
Total Derivative Liabilities	$(22,282)	$11,480	$(10,802)	$—	$(10,802)

	December 31, 2018
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$18,649	$(12,000)	$6,649	$—	$6,649
Trading commodity derivatives	734	(94)	640	—	640
Total Current Derivative Assets	19,383	(12,094)	7,289	—	7,289
Non-trading commodity derivatives	9,657	(6,381)	3,276	—	3,276
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	9,657	(6,381)	3,276	—	3,276
Total Derivative Assets	$29,040	$(18,475)	$10,565	$—	$10,565

	December 31, 2018
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(21,391)	$15,385	$(6,006)	$—	$(6,006)
Trading commodity derivatives	(491)	19	(472)	—	(472)
Total Current Derivative Liabilities	(21,882)	15,404	(6,478)	—	(6,478)
Non-trading commodity derivatives	(71)	40	(31)	—	(31)
Trading commodity derivatives	(135)	60	(75)	—	(75)
Total Non-current Derivative Liabilities	(206)	100	(106)	—	(106)
Total Derivative Liabilities	$(22,088)	$15,504	$(6,584)	$—	$(6,584)

8. Property and Equipment
Property and equipment consist of the following amounts (in thousands):

	Estimated useful lives (years)	March 31, 2019	December 31, 2018
Information technology	2 – 5	$34,862	$34,611
Leasehold improvements	2 – 5	4,568	4,568
Furniture and fixtures	2 – 5	1,964	1,964
Building improvements	2 – 5	268	268
Total		41,662	41,411
Accumulated depreciation		(37,791)	(37,045)
Property and equipment—net		$3,871	$4,366
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2019 and December 31, 2018, information technology includes $0.6 million and $0.3 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.7 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.
9. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2019	December 31, 2018
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$99,402	$99,402
Accumulated amortization	(67,679)	(63,208)
Customer relationships—Acquired & Non-Compete Agreements, net	$31,723	$36,194
Customer relationships—Other
Cost	$23,029	$16,155
Accumulated amortization	(10,868)	(9,290)
Customer relationships—Other, net	$12,161	$6,865
Trademarks
Cost	$9,770	$9,770
Accumulated amortization	(2,923)	(2,483)
Trademarks, net	$6,847	$7,287

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2018	$120,343	$36,194	$6,865	$7,287
Additions	—	—	6,874	—
Amortization	—	(4,471)	(1,578)	(440)
Balance at March 31, 2019	$120,343	$31,723	$12,161	$6,847

Estimated future amortization expense for customer relationships and trademarks at March 31, 2019 is as follows (in thousands):

Year ending December 31,
2019	$13,678
2020	14,548
2021	12,974
2022	6,034
2023	450
> 5 years	3,047
Total	$50,731

10. Debt
Debt consists of the following amounts as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Current:
Note Payable—Verde Promissory Note	5,900	6,936
Total current portion of debt	5,900	6,936
Long-term debt:
Senior Credit Facility (1) (2)	110,500	129,500
Subordinated Debt	—	10,000
Total long-term debt	110,500	139,500
Total debt	$116,400	$146,436
(1) As of March 31, 2019 and December 31, 2018, the weighted average interest rate on the Senior Credit Facility was 5.52% and 5.48%, respectively.
(2) As of March 31, 2019 and December 31, 2018, we had $49.2 million and $49.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.3 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively. Of these amounts, $1.1 million and $1.0 million are recorded in other current assets, and $0.2 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Senior Credit Facility	$1,442	$1,264
Subordinated debt	4	1
Note Payable—Verde Promissory Note	141	327
Letters of credit fees and commitment fees	368	358
Amortization of deferred financing costs	268	295
Interest Expense	$2,223	$2,245

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”) maintains a senior secured borrowing base credit facility (as amended, “Senior Credit Facility”) that allows us to borrow up to $217.5 million as of March 31, 2019. Subject to applicable sublimits and terms of the Senior Credit Facility, as amended, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and bridge loans (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of our Class A common stock and Series A Preferred Stock. As of March 31, 2019, we had $110.5 million outstanding under the Senior Credit Facility, as well as $49.2 million of outstanding letters of credit.

The Senior Credit Facility will mature on May 19, 2020, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit, if any, will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity. As of March 31, 2019, there were no Bridge Loans outstanding.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•
Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense (other than interest paid-in-kind in respect of certain subordinated debt but including interest in respect of that certain promissory note made by CenStar in connection with the permitted acquisition from Verde Energy USA Holdings, LLC), letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, the aggregate amount of repurchases of our Class A common stock, Series A Preferred Stock, or commitments for such purchases, taxes and scheduled amortization payments.

•	Maximum Total Leverage Ratio. We must maintain a ratio of total indebtedness (excluding eligible subordinated debt and letter of credit obligations) to Adjusted EBITDA of no more than 2.50 to 1.00.

•
Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) plus 50% of the effective amount of letter of credit obligations attributable to performance standby letters of credit to (b) Adjusted EBITDA.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of March 31, 2019, we are in compliance with our various covenants under the Senior Credit Facility.

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

Subordinated Debt Facility

The Company maintains a subordinated note in the principal amount of up to $25.0 million with a company owned by our Founder. The subordinated note allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. The subordinated note matures in July 2020, and advances thereunder accrue interest at 5% per annum from the date of the advance. We have the right to capitalize interest payments under the subordinated note. The subordinated note is subordinated in certain respects to our Senior Credit Facility pursuant to a subordination agreement. We may pay interest and prepay principal on the subordinated note so long as we are in compliance with the covenants under our Senior Credit Facility, are not in default under the Senior Credit Facility and have minimum availability of $5.0 million under the borrowing base under the Senior Credit Facility. Payment of principal and interest under the subordinated note is accelerated upon the occurrence of certain change of control or sale transactions. As of March 31, 2019, and December 31, 2018, there was zero and $10.0 million outstanding, respectively, under the subordinated note.

Verde Promissory Notes

In connection with the acquisition of the Verde Companies in July 2017, we entered into a promissory note in the aggregate principal amount of $20.0 million (the "Verde Promissory Note"). The Verde Promissory Note required repayment in eighteen monthly installments beginning in August 2017, and accrued interest at 5% per annum from the date of issuance. The Verde Promissory Note, including principal and interest, was unsecured, but was guaranteed by us. In January 2018, in connection with the Earnout Termination Agreement (defined below), we issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated Verde Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note matured in January 2019, and bore interest at a rate of 9% per annum. Principal and interest were payable monthly on the first day of each month, with a portion of each payment going into an escrow account, which serves as security for certain indemnification claims and obligations under the Verde purchase agreement. As of March 31, 2019 and December 31, 2018, there was zero and $1.0 million outstanding, respectively, under the Amended and Restated Verde Promissory Note.

In January 2018, we issued a promissory note in the principal amount of $5.9 million in connection with an agreement to terminate the earnout obligations arising in connection with our acquisition of the Verde Companies (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note matures on June 30, 2019 (subject to early maturity upon certain events) and bears interest at a rate of 9% per annum. We are permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters. Interest is payable monthly on the first day of each month. As of March 31, 2019 and December 31, 2018, there was $5.9 million outstanding under the Verde Earnout Termination Note.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Non-trading commodity derivative assets	$176	$1,905	$—	$2,081
Trading commodity derivative assets	244	24	—	268
Total commodity derivative assets	$420	$1,929	$—	$2,349
Non-trading commodity derivative liabilities	$(1)	$(10,787)	$—	$(10,788)
Trading commodity derivative liabilities	—	(14)	—	(14)
Total commodity derivative liabilities	$(1)	$(10,801)	$—	$(10,802)
Contingent payment arrangement	$—	$—	$(1,328)	$(1,328)

	Level 1	Level 2	Level 3	Total
December 31, 2018
Non-trading commodity derivative assets	$104	$9,821	$—	$9,925
Trading commodity derivative assets	44	596	—	640
Total commodity derivative assets	$148	$10,417	$—	$10,565
Non-trading commodity derivative liabilities	$(352)	$(5,685)	$—	$(6,037)
Trading commodity derivative liabilities	(75)	(472)	—	(547)
Total commodity derivative liabilities	$(427)	$(6,157)	$—	$(6,584)
Contingent payment arrangement	$—	$—	$(1,328)	$(1,328)
We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2019 and the year ended December 31, 2018.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2019 and December 31, 2018, the credit risk valuation adjustment was not material.

The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to our acquisition of the Major Energy Companies in 2016.
Contingent Payment Arrangements
The following table presents a roll forward of our contingent payment arrangements, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019.

Major Earnout and Stock Earnout
Fair Value at December 31, 2018	$1,328
Change in fair value of contingent consideration, net	—
Accretion of contingent earnout consideration (included within interest expense)	—
Payments and settlements	—
Fair Value at March 31, 2019	$1,328
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

12. Income Taxes

Income Taxes

We and our subsidiaries, CenStar and Verde Energy USA, Inc. ("Verde Corp"), are each subject to U.S. federal income tax as corporations. CenStar and Verde Corp file consolidated tax returns in jurisdictions that allow combined reporting. Spark HoldCo and its subsidiaries, with the exception of CenStar and Verde Corp, are treated as flow-through entities for U.S. federal income tax purposes and, as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, we are subject to U.S. federal income taxation on our allocable share of Spark HoldCo’s net U.S. taxable income.

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

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends, and our outlook for future years. We believe it is more likely than not that our deferred tax assets will be utilized, and accordingly have not recorded a valuation allowance on these assets.

As of March 31, 2019, we had a net deferred tax asset of approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering. In addition, as of March 31, 2019, we had a total liability of $27.6 million for the effect of the Tax Receivable Agreement ("TRA") liability, with approximately $1.7 million classified as short-term liability and the remainder as long-term. See Note 14 "Transactions with Affiliates" for further discussion.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2019 and 2018 is 27.5% and 13.4%, respectively. The effective tax rate for the three months ended March 31, 2019 reflects the corporate U.S. federal statutory tax rate of 21%, applied to the mix of earnings between corporate and partnership income, offset by the tax effect of Series A Preferred Stock dividends. Total income tax expense for the three months ended March 31, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interests. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
13. Commitments and Contingencies

From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Legal Proceedings

Below is a summary of our currently pending material legal proceedings. We are subject to other lawsuits and claims arising in the ordinary course of our business. This litigation is in various stages and is subject to substantial uncertainties concerning the outcome of material factual and legal issues. Accordingly, we cannot currently predict the manner and timing of the resolution of this litigation or estimate a range of possible losses or a minimum loss that could result from an adverse verdict in a potential lawsuit. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations.

Katherine Veilleux, et. al. v. Electricity Maine LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean, and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC ("Electricity Maine"), an entity acquired by Spark Holdco in mid-2016, enrolled and re-enrolled customers through fraudulent and misleading advertising, promotions, and other communications prior to and following the acquisition. Plaintiffs allege claims under RICO, the Maine Unfair Trade Practice Act, civil conspiracy, fraudulent misrepresentation, unjust enrichment and breach of contract. Plaintiffs seek damages for themselves and the purported class, rescission of contracts with Electricity Maine, injunctive relief, restitution, and attorney’s fees. Discovery is ongoing in this matter. Spark HoldCo and Electricity Maine intend to vigorously defend this matter and the allegations asserted therein, including the request to certify a class. Electricity Maine and Spark HoldCo have also filed a motion to compel arbitration of certain Plaintiffs’ claims as some of the applicable Terms of Service contain an arbitration provision and class action waiver. The Company believes it has full indemnity coverage for any actual exposure in this case at this time.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas but was later removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, the plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company and alleged claims of deceptive conduct in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Act, negligent misrepresentation, fraudulent concealment, and breach of contract and of the covenant of good faith and fair dealing by charging rates above the utility. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. The plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit and that court vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. On July 16, 2018, the district court granted Respond Power LLC's motion to dismiss the Plaintiff’s class action claims. Plaintiffs filed their notice of appeal to the Third Circuit Court on August 7, 2018. The Third Circuit has declined to hear oral arguments on this matter but has not yet ruled on this appeal. The Company believes it has full indemnity coverage for any actual exposure in this case at this time.

Jurich v. Verde Energy USA, Inc., is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. The parties have exchanged initial discovery. On December 6, 2017, the Court granted the plaintiffs’ class certification motion. Mediation is scheduled in May 2019. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. The Company believes it has full indemnity coverage for any actual exposure in this case at this time.

Richardson et. al. v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act ("TCPA") by placing marketing calls using an automatic telephone dialing system ("ATDS") or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Following discovery and dispositive motions, the Verde Companies received a favorable ruling on summary judgment with the court agreeing with the Verde Companies that the call system used in this case was not an ATDS as defined by the TCPA. Plaintiffs subsequently amended their petition eliminating theirs ATDS claim and including a class based on failure to comply with the National Do Not Call registry. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. The parties have reached a confidential settlement in this matter that will be paid in the second quarter of 2019. The Company believes it has full indemnity coverage for the settlement exposure in this case.

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC ("NG&E") and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and us, and tortious interference with contract against us related to the membership interest purchase, subsequent transfer, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post judgment interest, and attorneys’ fees. On September 24, 2018, the court granted our motion to dismiss in part and dismissed the plaintiffs’ fraudulent inducement claims but allowed the tortious interference claims to remain as well as the claims for consequential damages and punitive damages. NG&E and the Company filed their affirmative defenses and answer to the remaining claims on October 15, 2018. Discovery has commenced and written discovery requests have been exchanged between the parties. This case is currently set for pre-trial conference in November 2019. The Company and NG&E deny the allegations asserted and intend to vigorously defend this matter. Given the early stages of this matter, we cannot predict the outcome or consequences of this case at this time.

Regulatory Matters

State of Illinois v. Major Energy Electric Services, LLC is a complaint filed by the Illinois Attorney General for injunctive and other relief against Major Energy Electric Services, LLC ("Major") asserting claims that Major engaged in a pattern and practice of deceptive conduct intended to defraud Illinois consumers through door-to-door and telephone solicitations, in-person solicitations at retail establishments, advertisements on its website and direct mail advertisements to sign up for electricity services. The Complaint seeks injunctive relief and monetary damages representing the amounts Illinois consumers have allegedly lost due to fraudulent marketing activities. The Attorney General also requests civil penalties under the Consumer Fraud Act and to revoke Major’s authority to operate in the state. The complaint was filed on April 9, 2018 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.  Major filed its motion to dismiss on July 31, 2018 and the judge denied that motion on October 10, 2018.  Major filed a motion for reconsideration on the Court’s ruling on its motion to dismiss, which was denied. The parties have started discovery and mediation is being scheduled for early June 2019 with an agreed upon initial floor to settle this matter and an agreement that Major not market to residential consumers for 18 months in Illinois.

Spark Energy, LLC ("SE LLC") is the subject of two current investigations by the Connecticut Public Utilities Regulatory Authority ("PURA"). The first investigation constitutes a notice of violation ("NOV") and assessment of a proposed civil penalty in the amount of $0.9 million primarily for SE LLC's alleged failure to comply with requirements implemented in 2016 that customer bills include any changes to existing rates effective for the next billing cycle. After a hearing process was concluded and SE LLC filed a brief challenging the legal authority of PURA to enforce the NOV and impose civil penalties for the alleged violations, PURA suspended the proceeding and opened a proceeding offering amnesty to ESCOs that self-report violations and offer to voluntarily remit refunds to customers. Spark has remitted its report of potential customers who would be eligible for refunds under the amnesty program. PURA has asked each ESCO to commit on or before May 10, 2019 to full customer refunds as each reported plan indicates in their proposals. The second investigation involves a NOV alleging improper marketing practices of one of SE LLC's former outbound telemarketing vendors and assessment of a proposed civil penalty of $0.8 million. Certain agents managed by this vendor were allegedly using an unauthorized script in outbound marketing calls. We are unable to predict the outcome of these proceedings. While investigations of this nature have become common and are often resolved in a manner that allows the retailer to continue operating in Connecticut, there can be no assurance that PURA will not take more severe action.

Verde Energy USA Ohio, LLC (“Verde Ohio”) is the subject of a formal investigation by the Public Utilities Commission of Ohio ("PUCO") initiated on April 16, 2019. The investigation asserts that Verde Ohio engaged in misleading and deceptive practices to market and enroll customers as well as allegations of violating several requirements of Ohio’s retail energy supplier regulations. On May 3, 2019, Verde Energy filed a Motion to Temporarily Suspend the Procedural Schedule and Stay Discovery Pending Negotiation of a Stipulation between the parties.  In its Motion, Verde Energy agreed to a thirty (30) day voluntary marketing and customer enrollment stay in Ohio. Also on May 3, 2019, PUCO Staff issued a report of its findings following their investigation of Verde Energy, as contemplated in PUCO’s procedural schedule set forth in the April 17th, 2019 PUCO entry in the matter. Through an entry dated May 6, 2019, PUCO extended the procedural schedule for the filing of direct testimony and the date for the Show Cause Hearing. While investigations of this nature may be resolved in a manner that allows the retailer energy supplier to continue operating in Ohio with stipulations, there can be no assurance that PUCO will not take more severe action.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2013 to 2018 for which we may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of March 31, 2019 and December 31, 2018, we accrued $3.2 million and $0.9 million, respectively, related to litigation and regulatory matters and $1.0 million and $0.6 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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

Master Service Agreement with Retailco Services, LLC

Prior to April 1, 2018, we were a party to a Master Service Agreement with an affiliated company owned by our Founder. The Master Service Agreement provided us with operational support services such as enrollment and renewal transaction services, customer billing and transaction services, electronic payment processing services, customer service, and information technology infrastructure and application support services. Effective April 1, 2018, we terminated the agreement, and these operational support services were transferred back to us. See "Cost Allocations" below for further discussion of the fees paid to affiliates during the three months ended March 31, 2019.
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated from affiliates was less than $0.1 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively.

Of the amounts directly billed and allocated from affiliates, we recorded general and administrative expense of zero and $5.3 million for the three months ended March 31, 2019 and 2018, respectively, in the condensed statement of operations in connection with fees paid under the Master Service Agreement. Additionally under the Master Service Agreement, we capitalized zero and $0.5 million of property and equipment for the application, development and implementation of various systems during the three months ended March 31, 2019 and 2018, respectively.

Accounts Receivable and Payable—Affiliates
As of March 31, 2019 and December 31, 2018, we had current accounts receivable—affiliates of $2.6 million and current accounts payable—affiliates of $2.4 million and $2.5 million, respectively.
Revenues and Cost of Revenues—Affiliates
Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 related to affiliated sales were $1.2 million and $0.6 million, respectively.
Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 related to this agreement were less than $0.1 million and less than $0.1 million, respectively. These amounts are presented as net on the Consolidated Statements of Operations.

Acquisitions from Related Parties
In March 2018, we entered into an asset purchase agreement with an affiliate to acquire up to 50,000 RCEs for a cash purchase price of $250 for each RCE, or up to $12.5 million in the aggregate. A total of $8.8 million was paid in 2018 under the terms of the purchase agreement for approximately 35,000 RCEs, and no further material payments are anticipated. The acquisition was treated as a transfer of assets between entities under common control, and accordingly, the assets were recorded at their historical value at the date of transfer. The transaction resulted in less than $0.1 million and $7.1 million recorded in equity as a net distribution to affiliate as of March 31, 2019 and December 31, 2018, respectively.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2019 and 2018, we made distributions to affiliates of our Founder of $3.8 million and $3.9 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the three months ended March 31, 2019 and 2018, we also made distributions to these affiliates for gross-up distributions of zero and $0.9 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three months ended March 31, 2019, we received less than $0.1 million cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of March 31, 2019.

During the three months ended March 31, 2018, the Company received $0.2 million cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act accrued at December 31, 2017. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2017.

Subordinated Debt Facility

On December 27, 2016, we and Spark HoldCo jointly issued to an affiliate owned by our Founder, a 5% subordinated note in the principal amount of up to $25.0 million. The subordinated note allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the subordinated note. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of March 31, 2019, and December 31, 2018, there was zero and $10.0 million in outstanding borrowings, respectively, under the subordinated note. See Note 10 "Debt" for a further description of terms and conditions of the facility.

Tax Receivable Agreement

We maintain a TRA with affiliates that generally provides for the payment by us to affiliates of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or will realize (or are deemed to realize in certain circumstances) in future periods as a result of (i) any tax basis increases resulting from the initial purchase by us of Spark HoldCo units from entities owned by our Founder, (ii) any tax basis increases resulting from the exchange of Spark HoldCo units for shares of Class A common stock pursuant to the Exchange Right (or resulting from an exchange of Spark HoldCo units for cash pursuant to the Cash Option) and (iii) any imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We retain the benefit of the remaining 15% of these tax savings. See Note 12 "Income Taxes" for further discussion.

In certain circumstances, we may defer or partially defer any payment due (a “TRA Payment”) to the holders of rights under the TRA for a five year period that ends September 30, 2019. Deferral of payment is required to the extent that Spark HoldCo does not generate sufficient Cash Available for Distribution (as defined below) during the four-quarter period ending September 30th of the applicable year in which the TRA Payment is to be made in an amount that equals or exceeds 130% (the “TRA Coverage Ratio”) of the Total Distributions (as defined below) paid in such four-quarter period by Spark HoldCo. For purposes of computing the TRA Coverage Ratio:

•
“Cash Available for Distribution” is generally defined as the Adjusted EBITDA of Spark HoldCo for the applicable period, less (i) cash interest paid by Spark HoldCo, (ii) capital expenditures of Spark HoldCo (exclusive of customer acquisition costs) and (iii) any taxes payable by Spark HoldCo; and

•
“Total Distributions” are defined as the aggregate distributions necessary to cause us to receive distributions of cash equal to (i) the targeted quarterly distribution we intend to pay to holders of our Class A common stock and Series A Preferred Stock payable during the applicable four-quarter period, plus (ii) the estimated taxes payable by us during such four-quarter period, plus (iii) the expected TRA Payment payable during the calendar year for which the TRA Coverage Ratio is being tested.

At the end of the deferral period, we are obligated to pay any outstanding deferred TRA Payments to the extent such deferred TRA Payments do not exceed (i) the lesser of our proportionate share of aggregate Cash Available for Distribution of Spark HoldCo during the five-year deferral period or the cash distributions actually received by us during the five-year deferral period, reduced by (ii) the sum of (a) the aggregate target quarterly dividends (which, for the purposes of the TRA, will be $0.18125 per Class A common stock share and $0.546875 per Series A Preferred Stock share per quarter) during the five-year deferral period, (b) our estimated taxes during the five-year deferral period, and (c) all prior TRA Payments and (d) if with respect to the quarterly period during which the deferred TRA Payment is otherwise paid or payable, Spark HoldCo has or reasonably determines it will have amounts necessary to cause us to receive distributions of cash equal to the target quarterly distribution payable during that quarterly period. Any portion of the deferred TRA Payments not payable due to these limitations will no longer be payable.

For the four-quarter periods ending September 30, 2016, 2017, and 2018, we met the threshold coverage ratio required to fund the payments required under the TRA. Our affiliates, however, granted us the right to defer the TRA Payment related to the four-quarter period ending September 30, 2016 until May 2018. In April, May, and December of 2018, we paid a total of $6.2 million related to our obligations under the TRA for the 2015, 2016, and 2017 tax years.

As of March 31, 2019 and December 31, 2018, we had a total liability related to the TRA of $27.6 million, of which $1.7 million was classified as current liabilities at both balance sheet dates.

15. Segment Reporting
Our determination of reportable business segments considers the strategic operating units under which we make financial decisions, allocate resources and assess performance of our business. Our reportable business segments are retail electricity and retail natural gas. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Corporate and other consists of expenses and assets of the retail electricity and natural gas segments that are managed at a consolidated level such as general and administrative expenses. Asset optimization activities are also included in Corporate and other.
For the three months ended March 31, 2019 and 2018, we recorded asset optimization revenues of $23.4 million and $78.2 million and asset optimization cost of revenues of $20.8 million and $75.5 million, respectively, which are presented on a net basis in asset optimization revenues.
The acquisitions of HIKO in 2018 had no impact on our reportable business segments as the portions of those acquisitions related to retail natural gas and retail electricity have been included in those existing business segments.
We use retail gross margin to assess the performance of our operating segments. Retail gross margin is defined as operating income (loss) plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (i) net asset optimization revenues (expenses), (ii) net (losses) gains on non-trading derivative instruments, and (iii) net current period cash settlements on non-trading derivative instruments. We deduct net (losses) gains on non-trading derivative instruments, excluding current period cash settlements, from the retail gross margin calculation in order to remove the non-cash impact of net gains and losses on these derivative instruments. Retail gross margin should not be considered an alternative to, or more meaningful than, operating income, as determined in accordance with GAAP.

Below is a reconciliation of retail gross margin to income (loss) before income tax expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of Retail Gross Margin to Income (loss) before taxes
Income (loss) before income tax expense	$3,786	$(48,298)
Interest and other income	(189)	(201)
Interest expense	2,223	2,245
Operating income (loss)	5,820	(46,254)
Depreciation and amortization	12,155	13,019
General and administrative	29,476	30,047
Less:
Net asset optimization revenues	2,552	2,687
Net, loss on non-trading derivative instruments	(19,803)	(36,712)
Net, Cash settlements on non-trading derivative instruments	8,125	(14,882)
Retail Gross Margin	$56,577	$45,719

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31,
2019	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$182,092	$58,062	$2,552	$—	$242,706
Retail cost of revenues	165,888	29,367	—	—	195,255
Less:
Net asset optimization revenue	—		2,552	—	2,552
Net, (losses) gains on non-trading derivative instruments	(21,942)	2,139	—	—	(19,803)
Current period settlements on non-trading derivatives	8,173	(48)	—	—	8,125
Retail Gross Margin	$29,973	$26,604	$—	$—	$56,577
Total Assets at March 31, 2019	$2,046,946	$707,228	$353,782	$(2,659,093)	$448,863
Goodwill at March 31, 2019	$117,813	$2,530	$—	$—	$120,343

Three Months Ended March 31,
2018	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$220,899	$63,102	$2,687	$—	$286,688
Retail cost of revenues	249,547	40,329	—	—	289,876
Less:
Net asset optimization revenue	—	—	2,687	—	2,687
Net, losses on non-trading derivative instruments	(33,319)	(3,393)	—	—	(36,712)
Current period settlements on non-trading derivatives	(15,048)	166	—	—	(14,882)
Retail Gross Margin	$19,719	$26,000	$—	$—	$45,719
Total Assets at December 31, 2018	$1,857,790	$649,969	$361,697	$(2,380,718)	$488,738
Goodwill at December 31, 2018	$117,813	$2,530	$—	$—	$120,343

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the audited combined and consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission (“SEC”).
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2019, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2019 and 2018, approximately 76% and 78%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2019 and 2018, approximately 24% and 22%, respectively, of our retail revenues were derived from the sale of natural gas.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three months ended March 31, 2019:

RCEs:
(In thousands)	December 31, 2018	Additions	Attrition	March 31, 2019	% Increase (Decrease)
Retail Electricity	754	80	(121)	713	(5)%
Retail Natural Gas	154	20	(22)	152	(1)%
Total Retail	908	100	(143)	865	(5)%

The following table details our count of RCEs by geographical location as of March 31, 2019:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	313	44%	29	19%	342	40%
Mid-Atlantic	255	36%	52	34%	307	35%
Midwest	75	10%	51	34%	126	15%
Southwest	70	10%	20	13%	90	10%
Total	713	100%	152	100%	865	100%

The geographical regions noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts and New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

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

Customer Growth

Customer growth is a key driver of our operations. Our ability to acquire customers organically or by acquisition is important to our success as we experience ongoing customer attrition each period. Our customer growth strategy includes growing organically through traditional sales channels complemented by customer portfolio and business acquisitions.

Organic Sales

Our organic sales strategies are designed to offer competitive pricing, price certainty, and/or green product offerings to residential and commercial customers. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price offered by the local regulated utility. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that provides customer value and satisfies our profitability objectives. We develop marketing campaigns using a combination of sales channels. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired targets. During the first quarter of 2019, we added approximately 67,000 RCEs through our various organic sales channels.

Acquisitions

We acquire companies and portfolios of customers through both external and affiliated channels. During the first quarter of 2019 we added approximately 33,000 RCEs as part of our customer portfolio acquisition from Starion.

Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves and (iii) disconnection for customer payment defaults. Average monthly customer attrition for the three months ended March 31, 2019 and 2018 was 5.4% and 4.2%, respectively. Consistent with our previously communicated strategy to shrink our C&I customer book, our customer attrition was slightly higher than the prior year because of our pro-active non-renewal of some of our large commercial contracts, in addition to some attrition caused by brand consolidations.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2019 and 2018 was 4.2% and 2.6%, respectively, of non-purchase of accounts receivable market ("non-POR") retail revenues. We experienced higher bad debt expense in 2019 as a result of brand consolidations. In addition, as our geographic and acquisition channel mix has changed, our bad debt expense has increased. In order to manage this exposure, we have increased our focus on collection efforts in 2019, and focused on timely billing along with tighter credit requirements for new enrollments in non-POR markets.

Weather Conditions

Weather conditions directly influence the demand for natural gas and electricity and affect the prices of energy commodities. Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms. We are particularly sensitive to this variability in our residential customer segment where energy usage is highly sensitive to weather conditions that impact heating and cooling demand.

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

During the first quarter of 2019, we experienced weather volatility in the New England, Mid-Atlantic and Midwest regions that resulted in higher-than-normal heating degree days. Prices in the day-ahead and real-time markets were less volatile than they had been in the first quarter of 2018, which in aggregate positively affected our gross margin. In addition, in the fourth quarter of 2018, we had purchased out-of-the-money hedges in New England as insurance against increased supply prices in the day-ahead and real-time markets, which automatically exercised when we experienced a significant increase in prices. In the first quarter of 2018, these same markets experienced extreme unpredicted weather patterns, resulting in much higher than normal demand for electricity and natural gas, as well as prolonged periods of well-above normal prices for commodities in the day-ahead and real-time markets. This negatively impacted the gross margin in the first quarter of 2018 for the additional commodity that we supplied to our customers above the normal-weather load we had estimated and hedged.

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

Net asset optimization results were a gain of $2.6 million for the three months ended March 31, 2019.

Non-GAAP Performance Measures

We use the non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Adjusted EBITDA	$25,063	$15,902
Retail Gross Margin	$56,577	$45,719

Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, plus or minus (ii) net (loss) gain on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense, and (v) other non-cash and non-recurring operating items. EBITDA is defined as net income (loss) before the provision for income taxes, interest expense and depreciation and amortization.

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

We deduct our net (losses) gains on derivative instruments, excluding current period cash settlements, from the Adjusted EBITDA calculation in order to remove the non-cash impact of net gains and losses on these instruments. We also deduct non-cash compensation expense that results from the issuance of restricted stock units under our long-term incentive plan due to the non-cash nature of the expense. Finally, we also adjust from time to time other non-cash or unusual and/or infrequent charges due to either their non-cash nature or their infrequency.

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

The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities. The following table presents a reconciliation of Adjusted EBITDA to these GAAP measures for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of Adjusted EBITDA to Net Income (loss):
Net income (loss)	$2,745	$(41,831)
Depreciation and amortization	12,155	13,019
Interest expense	2,223	2,245
Income tax expense (benefit)	1,041	(6,467)
EBITDA	18,164	(33,034)
Less:
Net, losses on derivative instruments	(19,541)	(36,542)
Net, Cash settlements on derivative instruments	8,025	(15,537)
Customer acquisition costs	5,789	4,274
Plus:
Non-cash compensation expense	1,172	1,131
Adjusted EBITDA	$25,063	$15,902

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$30,049	$(9,540)
Amortization of deferred financing costs	(268)	(295)
Bad debt expense	(3,849)	(2,423)
Interest expense	2,223	2,245
Income tax expense (benefit)	1,041	(6,467)
Changes in operating working capital
Accounts receivable, prepaids, current assets	(10,364)	12,628
Inventory	(3,643)	(4,070)
Accounts payable and accrued liabilities	10,950	16,316
Other	(1,076)	7,508
Adjusted EBITDA	$25,063	$15,902
Cash Flow Data:
Cash flows provided by (used in) operating activities	$30,049	$(9,540)
Cash flows used in investing activities	$(6,123)	$(15,795)
Cash flows (used in) provided by financing activities	$(38,361)	$16,981

Retail Gross Margin. We define retail gross margin as operating income (loss) plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (iii) net asset optimization revenues, (iv) net (losses) gains on non-trading derivative instruments, and (v) net current period cash settlements on non-trading derivative instruments. Retail gross margin is included as a supplemental disclosure because it is a primary performance measure used by our management to determine the performance of our retail natural gas and electricity segments. As an indicator of our retail energy business’s operating performance, retail gross margin should not be considered an alternative to, or more meaningful than, operating income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP.

We believe retail gross margin provides information useful to investors as an indicator of our retail energy business's operating performance.

The GAAP measure most directly comparable to Retail Gross Margin is operating income (loss). The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation of Retail Gross Margin to Operating Income (loss):
Operating income (loss)	$5,820	$(46,254)
Plus:
Depreciation and amortization	12,155	13,019
General and administrative expense	29,476	30,047
Less:
Net asset optimization revenues	2,552	2,687
Net, losses on non-trading derivative instruments	(19,803)	(36,712)
Net, Cash settlements on non-trading derivative instruments	8,125	(14,882)
Retail Gross Margin	$56,577	$45,719
Retail Gross Margin - Retail Electricity Segment	$29,973	$19,719
Retail Gross Margin - Retail Natural Gas Segment	$26,604	$26,000

Our non-GAAP financial measures of Adjusted EBITDA and Retail Gross Margin should not be considered as alternatives to net income (loss), net cash provided by operating activities, or operating income (loss). Adjusted EBITDA and Retail Gross Margin are not presentations made in accordance with GAAP and have limitations as analytical tools. You should not consider Adjusted EBITDA or Retail Gross Margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Retail Gross Margin exclude some, but not all, items that affect net income (loss), net cash provided by (used in) operating activities, and operating income (loss), and are defined differently by different companies in our industry, our definition of Adjusted EBITDA and Retail Gross Margin may not be comparable to similarly titled measures of other companies.
Management compensates for the limitations of Adjusted EBITDA and Retail Gross Margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

(In Thousands)	Three Months Ended March 31,
	2019	2018
Revenues:
Retail revenues	$240,154	$284,001
Net asset optimization revenues	2,552	2,687
Total Revenues	242,706	286,688
Operating Expenses:
Retail cost of revenues	195,255	289,876
General and administrative expense	29,476	30,047
Depreciation and amortization	12,155	13,019
Total Operating Expenses	236,886	332,942
Operating income (loss)	5,820	(46,254)
Other (expense)/income:
Interest expense	(2,223)	(2,245)
Interest and other income	189	201
Total other expenses	(2,034)	(2,044)
Income (loss) before income tax expense (benefit)	3,786	(48,298)
Income tax expense (benefit)	1,041	(6,467)
Net income (loss)	$2,745	$(41,831)
Other Performance Metrics:
Adjusted EBITDA (1)	$25,063	$15,902
Retail Gross Margin (1)	$56,577	$45,719
Customer Acquisition Costs	$5,789	$4,274
RCE Attrition	5.4%	4.2%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Total Revenues. Total revenues for the three months ended March 31, 2019 were approximately $242.7 million, a decrease of approximately $44.0 million, or 15%, from approximately $286.7 million for the three months ended March 31, 2018, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes and an increase in electricity unit revenue per MWh as a result of a smaller C&I customer book in the first quarter of 2019 as compared to the first quarter of 2018, as well as less extreme weather across many of our service territories compared to 2018.

Change in electricity volumes sold	$(51.4)
Change in natural gas volumes sold	(6.0)
Change in electricity unit revenue per MWh	12.6
Change in natural gas unit revenue per MMBtu	0.9
Change in net asset optimization revenue	(0.1)
Change in total revenues	$(44.0)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2019 was approximately $195.3 million, a decrease of approximately $94.6 million, or 33%, from approximately $289.9 million for the three months ended March 31, 2018, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2019, less extreme weather across many of our service territories compared to the extreme weather conditions in 2018, and the change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(46.8)
Change in natural gas volumes sold	(3.5)
Change in electricity unit cost per MWh	(2.2)
Change in natural gas unit cost per MMBtu	(2.1)
Change in value of retail derivative portfolio	(40.0)
Change in retail cost of revenues	$(94.6)

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2019 was approximately $29.5 million, a decrease of approximately $0.5 million, or 2%, as compared to $30.0 million for the three months ended March 31, 2018. This decrease was primarily attributable to decreased commissions paid to commercial brokers and cost savings due to brand consolidations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2019 was approximately $12.2 million, a decrease of approximately $0.8 million, or 6%, from approximately $13.0 million for the three months ended March 31, 2018. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2019 was approximately $5.8 million, an increase of approximately $1.5 million, or 35%, from approximately $4.3 million for the three months ended March 31, 2018. This increase was primarily due to an increase in the number of organic sales in 2019 as compared to 2018, as we had slowed our organic sales in 2018 to concentrate on acquisitions.
Operating Segment Results

	Three Months Ended March 31,
	2019	2018
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$182,092	$220,899
Retail Cost of Revenues	165,888	249,547
Less: Net losses on non-trading derivatives, net of cash settlements	(13,769)	(48,367)
Retail Gross Margin (1) — Electricity	$29,973	$19,719
Volumes — Electricity (MWhs)	1,728,083	2,252,024
Retail Gross Margin (2) — Electricity per MWh	$17.35	$8.76

Retail Natural Gas Segment
Total Revenues	58,062	63,102
Retail Cost of Revenues	29,367	40,329
Less: Net gains (losses) on non-trading derivatives, net of cash settlements	2,091	(3,227)
Retail Gross Margin (1) — Gas	$26,604	$26,000
Volumes — Gas (MMBtus)	6,951,610	7,677,082
Retail Gross Margin (2) — Gas per MMBtu	$3.83	$3.39
(1) Reflects the Retail Gross Margin attributable to our Retail Electricity Segment or Retail Natural Gas Segment, as applicable. Retail Gross Margin is a non-GAAP financial measure. See " —Non-GAAP Performance Measures" for a reconciliation of Retail Gross Margin to most directly comparable financial measures presented in accordance with GAAP.

(2)	Reflects the Retail Gross Margin for the Retail Electricity Segment or Retail Natural Gas Segment, as applicable, divided by the total volumes in MWh or MMBtu, respectively.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2019 were approximately $182.1 million, a decrease of approximately $38.8 million, or 18%, from approximately $220.9 million for the three months ended March 31, 2018. This decrease was largely due to lower volumes sold, resulting in a decrease of $51.4 million as a result of a smaller C&I customer book in 2019 as well as less extreme weather across many of our service territories compared to the extreme weather conditions in 2018. This decrease was partially offset by higher electricity prices as a result of the decrease of C&I RCEs as a total percentage of our customer book, which resulted in an increase of $12.6 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2019 were approximately $165.9 million, a decrease of approximately $83.7 million, or 34%, from approximately $249.6 million for the three months ended March 31, 2018. This decrease was primarily due to fewer C&I customers and lower volumes sold from less extreme weather, resulting in a decrease of $46.8 million, a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $34.7 million, and a decrease in supply costs of $2.2 million.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2019 was approximately $30.0 million, an increase of approximately $10.3 million, or 52%, from approximately $19.7 million for the three months ended March 31, 2018, as indicated in the table below (in millions).

Change in volumes sold	$(4.6)
Change in unit margin per MWh	14.9
Change in retail electricity segment retail gross margin	$10.3
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2019 were approximately $58.1 million, a decrease of approximately $5.0 million, or 8%, from approximately $63.1 million for the three months ended March 31, 2018. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $6.0 million, offset by an increase in natural gas rates, which resulted in an increase in total revenues of $0.9 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2019 were approximately $29.4 million, a decrease of $10.9 million, or 27%, from approximately $40.3 million for the three months ended March 31, 2018. This decrease was primarily due to a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $5.3 million, lower natural gas prices, which resulted in a decrease of $2.1 million, and a decrease of $3.5 million resulting from a decrease in volumes.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2019 was approximately $26.6 million, an increase of approximately $0.6 million, or 2%, from approximately $26.0 million for the three months ended March 31, 2018, as indicated in the table below (in millions).

Change in volumes sold	$(2.5)
Change in unit margin per MMBtu	3.1
Change in retail natural gas segment retail gross margin	$0.6

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions, service debt and pay dividends. Our liquidity requirements fluctuate with our level of customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between the settlement of payables and receivables, including the effect of bad debts, weather conditions, and our general working capital needs for ongoing operations. We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions, including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock, for the next twelve months. We believe that the financing of any additional growth through acquisitions or the need for more liquidity in 2019 may require further equity or debt financing and/or further expansion of our Senior Credit Facility. Estimating our liquidity requirements is highly dependent on then-current market conditions, including forward prices for natural gas and electricity, and market volatility and our then existing capital structure and requirements.

Liquidity Position

The following table details our available liquidity as of March 31, 2019:

($ in thousands)	March 31, 2019
Cash and cash equivalents	$32,436
Senior Credit Facility Availability (1)	25,305
Subordinated Debt Availability (2)	25,000
Total Liquidity	$82,741
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2019.
(2) The availability of the Subordinated Facility is dependent on our Founder's willingness and ability to lend. See "—Sources of Liquidity— Subordinated Debt Facility."

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

For further discussion of our Senior Credit Facility and related restrictions, see Note 10 "Debt."

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by (used in) operating activities	$30,049	$(9,540)	$39,589
Net cash used in investing activities	$(6,123)	$(15,795)	$9,672
Net cash (used in) provided by financing activities	$(38,361)	$16,981	$(55,342)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2019 increased by $39.6 million compared to the three months ended March 31, 2018. The increase was primarily the result of a decrease in the changes in working capital for the three months ended March 31, 2019.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $9.7 million for the three months ended March 31, 2019. The decrease was primarily the result of the amount paid for acquisitions during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $55.3 million for the three months ended March 31, 2019. Cash flows used in financing activities increased due to an increased net paydown of our Senior Credit Facility for the three months ended March 31, 2019. In addition, for the three months ended March 31, 2018, we received proceeds from the issuance of Series A Preferred Stock of approximately $48.5 million.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of March 31, 2019, our Senior Credit Facility had total commitments of $217.5 million, of which $159.7 million was outstanding, including $49.2 million of outstanding letters of credit. Under the Senior Credit Facility, we have various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans. The Senior Credit Facility matures on May 19, 2020. For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 10 "Debt" in the notes to our condensed consolidated financial statements. As of March 31, 2019, we were in compliance with the covenants under our Senior Credit Facility.

Subordinated Debt Facility

Our Subordinated Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Facility from time to time to enhance short term liquidity, we do not view the Subordinated Facility as a material source of liquidity. See Note 10 "Debt" for additional details. As of March 31, 2019, there was no outstanding borrowings under the Subordinated Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in 2020, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2019 was $110.5 million. The current variable interest rate on the facility at March 31, 2019 was 5.52%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2019 and 2018, we spent a total of $5.8 million and $4.3 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2019 included $0.3 million related to information systems improvements.

Dividends and Distributions

During the three months ended March 31, 2019, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2018 of approximately $0.18125 per share for each dividend declaration or $2.6 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three months ended March 31, 2019, Spark HoldCo made corresponding distributions of $3.8 million to our non-controlling interest holders.

For the three months ended March 31, 2019, we paid $2.0 million related to dividends to holders of Series A Preferred Stock. As of March 31, 2019, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which was paid on April 15, 2019. For the full year ended December 31, 2019, we anticipate Series A Preferred Stock dividends of $2.1875 per share, or $8.1 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2019.

On April 18, 2019, our Board of Directors declared a quarterly dividend of $0.18125 per share of the Class A common stock and $0.546875 for the first quarter of 2019. Dividend on Class A common stock will be paid on June 14, 2019 to the holders of record as of May 31, 2019, and Series A Preferred Stock dividends will be paid on July 15, 2019 to the holders of record as of July 1, 2019.

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

Tax Receivable Agreement

We are required to make payments under a Tax Receivable Agreement ("TRA") that we have entered into with companies affiliated with our Founder and majority shareholder. This agreement generally provides for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or is deemed to have realized in certain circumstances) in future periods. The Company retains the benefit of the remaining 15% of these tax savings. Except in cases where we elect to terminate the TRA early (or the TRA is terminated early due to certain defined changes of control) or we have available cash but fail to make payments when due, we may request to defer payments due under the TRA for up to five years if we do not have available cash to satisfy our payment obligations, or if our contractual obligations limit our ability to make these payments. Any such deferred payments accrue interest. If we were to defer substantial payment obligations on an ongoing basis, the accrual of those obligations would reduce the availability of cash for other purposes, but we would not be prohibited from paying dividends on our Class A common stock.

As of March 31, 2019 and December 31, 2018, we have a total liability related to the TRA on our balance sheet of $27.6 million. See Note 14 "Transactions with Affiliates" in the notes to our condensed consolidated financial statements for additional details on the TRA.

Verde Promissory Note

In January 2018, we issued an amended and restated promissory note to the sellers of the Verde Companies (the "Verde Promissory Note”). As of December 31, 2018, there was $1.0 million outstanding under the Verde

Promissory Note, all of which was paid in January 2019. The note bore interest at 9% per annum, and we made monthly payments of principal and associated interest, a portion of which was deposited into an escrow account to provide security for certain indemnification claims and obligations under the Verde purchase agreement. As of March 31, 2019 and December 31, 2018, a total of $8.0 million and $7.6 million, respectively, was held in escrow for such claims.

Verde Earnout Termination Note

In January 2018, we issued a promissory note in the principal amount of $5.9 million in connection with an agreement to terminate the earnout obligation arising in connection with our acquisition of the Verde Companies. The note matures in June 2019 (subject to early maturity upon certain events) and bears interest at a rate of 9% per annum. We are permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters. Interest is payable monthly on the first day of each month in which the note is outstanding. As of March 31, 2019 and December 31, 2018, there was $5.9 million outstanding under the Verde Earnout Termination Note.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no material off-balance sheet arrangements.

Related Party Transactions

For a discussion of related party transactions, see Note 14 "Transactions with Affiliates" in the unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies and estimates since the date of our Annual Report on Form 10-K for the year ended December 31, 2018.

Refer to Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" for a discussion on recent accounting pronouncements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 13 "Commitments and Contingencies," as of March 31, 2019, management does not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 13 "Commitments and Contingencies" in our unaudited condensed consolidated financial statements.

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

Our net loss on our non-trading derivative instruments, net of cash settlements, was $11.7 million and $51.6 million for the three months ended March 31, 2019 and 2018, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2019, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 92,865 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2019 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2019 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of March 31, 2019, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 183,438 MWhs. An increase of 10% in the forward market prices from their March 31, 2019 levels would have increased the fair market value of our net non-trading energy portfolio by $0.4 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2019 levels would have decreased the fair market value of our non-trading energy derivatives by $0.4 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 66% and 68% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2019 and 2018, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.9% and 1.3%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2019 and 2018 was approximately 4.2% and 2.6% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2019.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2019, approximately $2.2 million of our total exposure of $7.0 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2019.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2019, we were co-borrowers under the Senior Credit Facility, under which $110.5 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2019, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million. During 2018, we entered into two interest rate swap agreements to manage interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Financial Information, Note 13 "Commitments and Contingencies."

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2018 Annual Report on Form 10-K. There has been no material change in our risk factors from those described in the 2018 Annual Report on Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

On May 3, 2019, Robert Lane, our Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), provided notice of his resignation, to take effect on May 21, 2019.

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

Spark Energy, Inc.

May 7, 2019	/s/ Robert Lane
Robert Lane
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)