Form 10-Q
period 2019-09-30
Spark Energy, Inc.
filed 2019-11-06
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐    No ☒

There were 14,379,553 shares of outstanding Class A common stock, 20,800,000 shares of Class B common stock and 3,702,756 shares of Series A Preferred Stock outstanding as of November 4, 2019.

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

•
the "Risk Factors" in our Annual Report Form 10-K for the year ended December 31, 2018, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,580	$41,002
Restricted cash	1,002	8,636
Accounts receivable, net of allowance for doubtful accounts of $2,995 at September 30, 2019 and $3,353 at December 31, 2018	101,672	150,866
Accounts receivable—affiliates	1,419	2,558
Inventory	3,580	3,878
Fair value of derivative assets	1,143	7,289
Customer acquisition costs, net	8,389	14,431
Customer relationships, net	14,623	16,630
Deposits	6,723	9,226
Renewable energy credit asset	16,414	25,717
Other current assets	14,296	11,747
Total current assets	211,841	291,980
Property and equipment, net	3,255	4,366
Fair value of derivative assets	94	3,276
Customer acquisition costs, net	9,328	3,893
Customer relationships, net	20,715	26,429
Deferred tax assets	23,130	27,321
Goodwill	120,343	120,343
Other assets	9,696	11,130
Total assets	$398,402	$488,738
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$45,708	$68,790
Accounts payable—affiliates	351	2,464
Accrued liabilities	23,755	10,845
Renewable energy credit liability	30,638	42,805
Fair value of derivative liabilities	4,460	6,478
Current payable pursuant to tax receivable agreement—affiliates	—	1,658
Current contingent consideration for acquisitions	1,328	1,328
Current portion of Note Payable	—	6,936
Other current liabilities	1,862	647
Total current liabilities	108,102	141,951
Long-term liabilities:
Fair value of derivative liabilities	1,830	106
Payable pursuant to tax receivable agreement—affiliates	—	25,917
Long-term portion of Senior Credit Facility	109,000	129,500
Subordinated debt—affiliate	10,504	10,000
Other long-term liabilities	190	212
Total liabilities	229,626	307,686
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,702,756 issued and outstanding at September 30, 2019 and 3,707,256 issued and outstanding at December 31, 2018	90,646	90,758
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,478,999 issued, and 14,379,553 outstanding at September 30, 2019 and 14,178,284 issued and 14,078,838 outstanding at December 31, 2018	145	142
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 issued and outstanding at September 30, 2019 and December 31, 2018	209	209
Additional paid-in capital	53,750	46,157
Accumulated other comprehensive (loss) income	(57)	2
Retained earnings	3,849	1,307
Treasury stock, at cost, 99,446 shares at September 30, 2019 and December 31, 2018	(2,011)	(2,011)
Total stockholders' equity	55,885	45,806
Non-controlling interest in Spark HoldCo, LLC	22,245	44,488
Total equity	78,130	90,294
Total liabilities, Series A Preferred Stock and Stockholders' equity	$398,402	$488,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Retail revenues	$207,341	$258,127	$625,300	$773,616
Net asset optimization (expense) revenues	(254)	348	2,242	3,798
Total Revenues	207,087	258,475	627,542	777,414
Operating Expenses:
Retail cost of revenues	123,867	193,409	477,881	645,954
General and administrative	27,629	25,695	94,352	83,522
Depreciation and amortization	9,496	13,917	31,963	39,797
Total Operating Expenses	160,992	233,021	604,196	769,273
Operating income	46,095	25,454	23,346	8,141
Other (expense)/income:
Interest expense	(2,174)	(2,762)	(6,392)	(7,323)
Interest and other income	322	(47)	1,005	707
Total other expenses	(1,852)	(2,809)	(5,387)	(6,616)
Income before income tax expense	44,243	22,645	17,959	1,525
Income tax expense	6,567	3,818	3,022	602
Net income	$37,676	$18,827	$14,937	$923
Less: Net income (loss) attributable to non-controlling interests	22,142	12,060	5,736	(3,524)
Net income attributable to Spark Energy, Inc. stockholders	$15,534	$6,767	$9,201	$4,447
Less: Dividend on Series A Preferred Stock	2,026	2,027	6,080	6,081
Net income (loss) attributable to stockholders of Class A common stock	$13,508	$4,740	$3,121	$(1,634)
Other comprehensive income (loss), net of tax:
Currency translation (loss) gain	$(45)	$47	$(143)	$(11)
Other comprehensive (loss) income	(45)	47	(143)	(11)
Comprehensive income	$37,631	$18,874	$14,794	$912
Less: Comprehensive income (loss) attributable to non-controlling interests	22,116	12,089	5,652	(3,531)
Comprehensive income attributable to Spark Energy, Inc. stockholders	$15,515	$6,785	$9,142	$4,443

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.94	$0.35	$0.22	$(0.12)
Diluted	$0.93	$0.35	$0.22	$(0.12)

Weighted average shares of Class A common stock outstanding
Basic	14,380	13,394	14,254	13,254
Diluted	14,514	13,394	14,429	13,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	—	—	—	—	—	—	—	3,888	—	3,888	—	3,888
Restricted stock unit vesting	301	—	—	3	—	—	—	(1,107)	—	(1,104)	—	(1,104)
Consolidated net income	—	—	—	—	—	—	—	—	9,201	9,201	5,736	14,937
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(59)	—	—	(59)	(84)	(143)
Gain on settlement of TRA, net of tax	—	—		—	—		—	12,179	—	12,179	—	12,179
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(28,108)	(28,108)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	(5,170)	(2,606)	(7,776)	—	(7,776)
Changes in ownership interest	—	—	—	—	—	—	—	(223)	—	(223)	223	—
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,029)	(4,053)	(6,082)	—	(6,082)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	55	—	55	—	55
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(57)	$53,750	$3,849	$55,885	$22,245	$78,130

THREE MONTHS ENDED SEPTEMBER 30, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(38)	$42,329	$(7,053)	$33,581	$18,124	$51,705
Stock based compensation	—	—	—	—	—	—	—	1,377	—	1,377	—	1,377
Consolidated net income	—	—	—	—	—	—	—	—	15,534	15,534	22,142	37,676
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(19)	—	—	(19)	(26)	(45)
Gain on settlement of TRA, net of tax	—	—	—	—	—	—	—	12,179	—	12,179	—	12,179
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(20,130)	(20,130)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,606)	(2,606)	—	(2,606)
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,026)	(2,026)	—	(2,026)
Changes in ownership interest	—	—	—	—	—	—	—	(2,135)	—	(2,135)	2,135	—
Balance at September 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(57)	$53,750	$3,849	$55,885	$22,245	$78,130

NINE MONTHS ENDED SEPTEMBER 30, 2018
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	13,235	21,485	(99)	$132	$216	$(2,011)	$(11)	$47,811	$11,399	$57,536	$101,559	$159,095
Stock based compensation	—	—	—	—	—	—	—	3,596	—	3,596	—	3,596
Restricted stock unit vesting	258	—	—	3	—	—	—	(715)	—	(712)	—	(712)
Consolidated net income	—	—	—	—	—	—	—	—	4,447	4,447	(3,524)	923
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(4)	—	—	(4)	(7)	(11)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(23,701)	(23,701)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	(2,381)	(4,852)	(7,233)	—	(7,233)
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	(2,027)	(4,054)	(6,081)	—	(6,081)
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(7,119)	(7,119)
Changes in ownership interest	—	—	—	—	—	—	—	(3,237)	—	(3,237)	3,237	—
Balance at September 30, 2018	13,493	21,485	(99)	$135	$216	$(2,011)	$(15)	$43,047	$6,940	$48,312	$70,445	$118,757

THREE MONTHS ENDED SEPTEMBER 30, 2018
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2018	13,493	21,485	(99)	$135	$216	$(2,011)	$(33)	$46,715	$219	$45,241	$63,327	$108,568
Stock based compensation	—	—	—	—	—	—	—	950	—	950	—	950
Restricted stock unit vesting	—	—	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	—	—	6,767	6,767	12,060	18,827
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	18	—	—	18	29	47
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,200)	(4,200)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	(2,381)	(47)	(2,428)	—	(2,428)
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	(2,027)	1	(2,026)	—	(2,026)
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(981)	(981)
Changes in ownership interest	—	—	—	—	—	—	—	(210)	—	(210)	210	—
Balance at September 30, 2018	13,493	21,485	(99)	$135	$216	$(2,011)	$(15)	$43,047	$6,940	$48,312	$70,445	$118,757
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$14,937	$923
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	31,965	38,538
Deferred income taxes	34	(749)
Change in TRA liability	—	79
Stock based compensation	4,053	3,707
Amortization of deferred financing costs	1,002	1,243
Excess tax benefit related to restricted stock vesting	—	(101)
Change in Fair Value of Earnout liabilities	—	(63)
Bad debt expense	9,185	8,480
Loss on derivatives, net	42,690	1,371
Current period cash settlements on derivatives, net	(32,593)	6,189
Other	(608)	(489)
Changes in assets and liabilities:
Decrease in accounts receivable	40,008	21,029
Decrease (increase) in accounts receivable—affiliates	1,139	(390)
Decrease in inventory	298	475
Increase in customer acquisition costs	(13,608)	(8,949)
Decrease (increase) in prepaid and other current assets	9,211	(10,999)
Increase in intangible assets—customer acquisitions	—	(86)
(Increase) decrease in other assets	(394)	92
Decrease in accounts payable and accrued liabilities	(27,721)	(11,062)
Decrease in accounts payable—affiliates	(2,114)	(1,786)
Increase (decrease) in other current liabilities	(374)	(5,140)
Decrease in other non-current liabilities	(25)	(459)
Net cash provided by operating activities	77,085	41,853
Cash flows from investing activities:
Purchases of property and equipment	(577)	(1,097)
Verde working capital settlement	—	470
Acquisition of Starion customers	(5,913)	—
Acquisition of HIKO	—	(14,290)
Acquisition of Customers from Affiliate	—	(8,776)
Net cash used in investing activities	(6,490)	(23,693)
Cash flows from financing activities:
Proceeds from (buyback) issuance of Series A Preferred Stock, net of issuance costs paid	(111)	48,490
Borrowings on notes payable	224,500	277,800
Payments on notes payable	(245,000)	(281,050)
Net borrowings on subordinated debt facility	504	—
Payment of the Major Energy Companies Earnout	—	(1,607)
Payments on the Verde promissory note	(2,036)	(6,573)
Proceeds from disgorgement of stockholders short-swing profits	55	244
Restricted stock vesting	(1,348)	(2,589)
Payment of Tax Receivable Agreement liability	(11,239)	(3,577)
Payment of dividends to Class A common stockholders	(7,776)	(7,233)
Payment of distributions to non-controlling unitholders	(28,108)	(23,701)
Payment of Preferred Stock dividends	(6,082)	(4,987)
Payment to affiliates for acquisition of customer book	(10)	—
Net cash used in financing activities	(76,651)	(4,783)
(Decrease) increase in Cash, cash equivalents and Restricted cash	(6,056)	13,377
Cash, cash equivalents and Restricted cash—beginning of period	49,638	29,419
Cash, cash equivalents and Restricted cash—end of period	$43,582	$42,796
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$89	$(123)
Holdback for Verde Note—Indemnified Matters	$4,900	$—
Write-off of tax benefit related to tax receivable agreement liability — affiliates	$4,157	$—
Gain on settlement of tax receivable agreement liability—affiliates	$(16,336)	$—
Cash paid during the period for:
Interest	$5,245	$5,955
Taxes	$5,097	$7,461
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

Immaterial Corrections to Prior Year Financial Information

The condensed consolidated income statements and our statements of changes in stockholders' equity reflect immaterial adjustments, as disclosed in our 2018 Form 10-K, to the historical balances in additional paid-in capital, non-controlling interest, retained earnings, net (loss) income attributable to non-controlling interest, and earnings per share for the three and nine months ended September 30, 2018. We made these adjustments in accordance with GAAP, to reflect the amounts the owners of our Class A and Class B common stock would receive, respectively, if the assets of our subsidiary, Spark HoldCo, were sold and its liabilities were settled at their recorded book values as of each balance sheet date. In addition, we adjusted income for the three and nine months ended September 30, 2018 to make certain immaterial corrections to the allocation of income between non-controlling interests and income available for common shareholders. Our adjustments had no impact on the manner in which distributions were paid during the three and nine months ended September 30, 2018. The Company evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revision was not material to the prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. Consequently, the Company revised the historical condensed consolidated financial information presented herein.

Below are amounts as reported and as adjusted for each period presented (in thousands):

	September 30, 2018
	As Reported	Adjustments	As Adjusted
Additional paid-in capital	$25,387	$17,660	$43,047
Retained earnings	2,885	4,055	6,940
Total Stockholders' Equity	26,597	21,715	48,312
Non-controlling interest in Spark HoldCo, LLC	94,368	(23,923)	70,445
Total equity	$120,965	$(2,208)	$118,757

	Three Months Ended September 30, 2018
Net income attributable to stockholders of Class A common stock	$3,582	$1,158	$4,740
Net income attributable to non-controlling interests	13,218	(1,158)	12,060
Net income attributable to Spark Energy, Inc. stockholders	$5,609	$1,158	$6,767

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.27	$0.08	$0.35
Diluted	$0.27	$0.08	$0.35

	Nine Months Ended September 30, 2018
Net loss attributable to stockholders of Class A common stock	$(5,298)	$3,664	$(1,634)
Net loss attributable to non-controlling interests	140	(3,664)	(3,524)
Net income attributable to Spark Energy, Inc. stockholders	$783	$3,664	$4,447

Net loss attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$(0.40)	$0.28	$(0.12)
Diluted	$(0.40)	$0.28	$(0.12)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under this new guidance, lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of greater than twelve months. The guidance requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2016-02 and its related amendments are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. ASU 2016-02 should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented with an option to use certain practical expedients, which we elected to use. We evaluated the impact of this new guidance and reviewed lease or possible lease contracts and evaluated contract related processes. We adopted ASU 2016-02 effective January 1, 2019 and recorded right-of-use assets and liabilities for our real estate operating leases of approximately $1.0 million.

Standards Being Evaluated/Standards Not Yet Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires entities to use a current expected credit loss ("CECL") model, which is a new impairment model based on expected losses rather than incurred losses on financial assets, including accounts receivables, loans, and held-to-maturity debt securities, among others. The model requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, historical experience, current conditions, and reasonable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The FASB also issued subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") in April 2019, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief ("ASU 2019-05") in May 2019. ASU 2019-04 provides clarifications and minor improvements related to these topics. ASU 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. We plan to adopt the new standard and related amendments on January 1, 2020, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings for any impact to the amount of expected credit losses on our reported accounts receivable balance, net, on our consolidated balance sheet. We do not expect adoption of the new standard to have a material impact to our consolidated statement of operations.

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

Revenues for electricity and natural gas sales are recognized under the accrual method when our performance obligation to a customer is satisfied, which is the point in time when the product is delivered and control of the product passes to the customer. Electricity and natural gas products may be sold as fixed-price or variable-price products. The typical length of a contract to provide electricity and/or natural gas is 12 months. Customers are billed and typically pay at least monthly, based on usage. Electricity and natural gas sales that have been delivered but not billed by period end are estimated and recorded as accrued unbilled revenues based on estimates of customer usage since the date of the last meter read provided by the utility. Volume estimates are based on forecasted volumes and estimated residential and commercial customer usage. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class (residential or commercial). Estimated amounts are adjusted when actual usage is known and billed.

The following table discloses revenue by primary geographical market, customer type, and customer credit risk profile (in thousands). The table also includes a reconciliation of the disaggregated revenue to revenue by reportable segment (in thousands).

	Reportable Segments
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$76,995	$1,631	$78,626	$110,870	$2,163	$113,033
Mid-Atlantic	69,763	2,940	72,703	83,846	3,762	87,608
Midwest	23,310	2,146	25,456	20,898	2,557	23,455
Southwest	26,942	3,614	30,556	30,568	3,463	34,031
	$197,010	$10,331	$207,341	$246,182	$11,945	$258,127

Customer type
Commercial	$69,081	$3,378	$72,459	$101,818	$4,650	$106,468
Residential	134,763	6,696	141,459	151,918	7,068	158,986
Unbilled revenue (b)	(6,834)	257	(6,577)	(7,554)	227	(7,327)
	$197,010	$10,331	$207,341	$246,182	$11,945	$258,127

Customer credit risk
POR	$136,683	$4,037	$140,720	$172,198	$5,013	$177,211
Non-POR	60,327	6,294	66,621	73,984	6,932	80,916
	$197,010	$10,331	$207,341	$246,182	$11,945	$258,127

	Reportable Segments
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$221,134	$13,311	$234,445	$305,894	$14,742	$320,636
Mid-Atlantic	191,077	29,643	220,720	229,329	39,112	268,441
Midwest	62,890	27,371	90,261	56,818	27,243	84,061
Southwest	64,777	15,097	79,874	84,487	15,991	100,478
	$539,878	$85,422	$625,300	$676,528	$97,088	$773,616

Customer type
Commercial	$196,015	$32,079	$228,094	$275,966	$39,826	$315,792
Residential	356,950	64,307	421,257	415,022	73,138	488,160
Unbilled revenue (b)	(13,087)	(10,964)	(24,051)	(14,460)	(15,876)	(30,336)
	$539,878	$85,422	$625,300	$676,528	$97,088	$773,616

Customer credit risk
POR	$375,890	$45,260	$421,150	$473,438	$54,565	$528,003
Non-POR	163,988	40,162	204,150	203,090	42,523	245,613
	$539,878	$85,422	$625,300	$676,528	$97,088	$773,616

(a) The primary markets include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

(b) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2019 and 2018, our retail revenues included gross receipts taxes of $0.4 million and $0.5 million, respectively, and our retail cost of revenues include gross receipts taxes of $2.2 million and $2.7 million, respectively. During the nine months ended September 30, 2019 and 2018, our retail revenues included gross receipts taxes of $1.1 million and $1.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $6.7 million and $7.8 million, respectively.
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

Acquisition from Related Parties

In March 2018, we entered into an asset purchase agreement with an affiliate pursuant to which we agreed to acquire up to 50,000 RCEs for a cash purchase price of $250 for each RCE, or up to $12.5 million in the aggregate. These customers began transferring after April 1, 2018 and are located in 24 markets in eight states. For the year ended December 31, 2018, we paid $8.8 million under the terms of the purchase agreement for approximately 35,000 RCEs. We do not anticipate any additional customer transfers or consideration will be paid on this transaction. The acquisition was treated as a transfer of assets between entities under common control, and accordingly, the assets were recorded at our affiliate's historical value at the date of transfer, which was $1.7 million. The transaction resulted in $7.1 million recorded in equity as a net distribution to affiliate as of December 31, 2018. Of the $8.8 million paid to our affiliate, $1.7 million was an investing cash outflow, and the remaining $7.1 million was deemed a distribution to our non-controlling interest and classified as financing activity.

Acquisitions of Customer Books

In October 2018, we entered into an asset purchase agreement pursuant to which we agreed to acquire up to 60,000 RCEs from Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc. (collectively "Starion") for a cash purchase price of up to a maximum of $10.7 million. These customers began transferring in December 2018, and are located in our existing markets. As of September 30, 2019, a total of $8.0 million was paid under the terms of the purchase agreement for approximately 51,000 RCEs.

As part of the acquisition, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of September 30, 2019 and December 31, 2018, the balance in the escrow account was $1.0 million and $8.6 million, respectively. The balance remaining as of September 30, 2019 represents a holdback of amounts due to the seller for acquired customers that will be released to the seller in April 2020, subject to certain adjustments outlined in the asset purchase agreement.

5. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2018 and September 30, 2019, respectively.

	The Company	Affiliated Owners
December 31, 2018	40.53%	59.47%
September 30, 2019	41.04%	58.96%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss) allocated to non-controlling interest	$25,003	$12,752	$7,108	$(2,834)
Income tax expense allocated to non-controlling interest	2,861	692	1,372	690
Net income (loss) attributable to non-controlling interest	$22,142	$12,060	$5,736	$(3,524)

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the nine months ended September 30, 2019, we paid $7.8 million in dividends to the holders of the Company's Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the nine months ended September 30, 2019, Spark HoldCo made corresponding distributions of $11.3 million to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Spark Energy, Inc. stockholders	$15,534	$6,767	$9,201	$4,447
Less: Dividend on Series A preferred stock	2,026	2,027	6,080	6,081
Net income (loss) attributable to stockholders of Class A common stock	$13,508	$4,740	$3,121	$(1,634)

Basic weighted average Class A common shares outstanding	14,380	13,394	14,254	13,254
Basic income (loss) per share attributable to stockholders	$0.94	$0.35	$0.22	$(0.12)

Net income (loss) attributable to stockholders of Class A common stock	$13,508	$4,740	$3,121	$(1,634)
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income (loss) attributable to stockholders of Class A common stock	$13,508	$4,740	$3,121	$(1,634)

Basic weighted average Class A common shares outstanding	14,380	13,394	14,254	13,254
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive restricted stock units	134	—	175	—
Diluted weighted average shares outstanding	14,514	13,394	14,429	13,254

Diluted income (loss) per share attributable to stockholders	$0.93	$0.35	$0.22	$(0.12)

The computation of diluted earnings per share for the three and nine months ended September 30, 2019 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,505	$36,724
Accounts receivable	101,672	150,866
Other current assets	61,527	92,963
Total current assets	205,704	280,553
Non-current assets:
Goodwill	120,343	120,343
Other assets	40,532	47,159
Total non-current assets	160,875	167,502
Total Assets	$366,579	$448,055

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$69,433	$79,692
Contingent consideration	1,328	1,328
Other current liabilities	37,312	59,330
Total current liabilities	108,073	140,350
Long-term liabilities:
Long-term portion of Senior Credit Facility	109,000	129,500
Subordinated debt — affiliate	10,504	10,000
Other long-term liabilities	2,019	319
Total long-term liabilities	121,523	139,819
Total Liabilities	$229,596	$280,169

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

In May 2019, we commenced a share repurchase program (the "Repurchase Program") of our Series A Preferred Stock. We may make purchases of our Series A Preferred Stock under the Repurchase Program through May 20, 2020, and there is no dollar limit on the amount of Series A Preferred Stock that may be repurchased, nor does the Repurchase Program obligate the Company to make any repurchases. During the nine months ended September 30, 2019, we repurchased 4,500 shares of Series A Preferred Stock at a weighted-average price of $24.70 per share, for a total cost of approximately $0.1 million.

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

During the three and nine months ended September 30, 2019, we paid $2.0 million and $6.1 million, respectively, in dividends to holders of the Series A Preferred Stock. As of September 30, 2019, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2019.

A summary of our preferred equity balance for the nine months ended September 30, 2019 is as follows:

(in thousands)
Balance at December 31, 2018	$90,758
Accumulated dividends on Series A Preferred Stock	(3)
Repurchase of Series A Preferred Stock	(109)
Balance at September 30, 2019	$90,646
7. Derivative Instruments

We are exposed to the impact of market fluctuations in the price of electricity and natural gas, basis differences in the price of natural gas, storage charges, renewable energy credits ("RECs"), and capacity charges from independent system operators. We use derivative instruments in an effort to manage our cash flow exposure to these risks. These instruments are not designated as hedges for accounting purposes; and, accordingly, changes in the market value of these derivative instruments are recorded in the cost of revenues. As part of our strategy to optimize pricing in our natural gas related activities, we also manage a portfolio of commodity derivative instruments held for trading purposes. Our commodity trading activities are subject to limits within our Risk Management Policy. For these derivative instruments, changes in the fair value are recognized currently in earnings in net asset optimization revenues.
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2019 and December 31, 2018, we had paid $1.1 million and zero, respectively, in collateral. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2019	December 31, 2018
Natural Gas	MMBtu	7,145	8,176
Natural Gas Basis	MMBtu	68	115
Electricity	MWh	6,614	6,781
Trading

Commodity	Notional	September 30, 2019	December 31, 2018
Natural Gas	MMBtu	136	188
Natural Gas Basis	MMBtu	310	(380)

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019	2018
Gain on non-trading derivatives, net	$12,528	$17,888
(Loss) gain on trading derivatives, net	(221)	229
Gain on derivatives, net	12,307	18,117
Current period settlements on non-trading derivatives (1)	12,764	1,035
Current period settlements on trading derivatives	(43)	(113)
Total current period settlements on derivatives	$12,721	$922
(1) Excludes settlements of less than $(0.1) million and $0.1 million, respectively, for the three months ended September 30, 2019 and 2018 related to non-trading derivative liabilities assumed in various acquisitions.

	Nine Months Ended September 30,
	2019	2018
Loss on non-trading derivatives, net	$(42,741)	$(2,223)
Gain on trading derivatives, net	51	852
Loss on derivatives, net	(42,690)	(1,371)
Current period settlements on non-trading derivatives (1) (2)	33,677	(5,054)
Current period settlements on trading derivatives	(162)	(769)
Total current period settlements on derivatives	$33,515	$(5,823)
(1) Excludes settlements of less than $0.1 million and $(0.4) million, respectively, for the nine months ended September 30, 2019 and 2018 related to non-trading derivative liabilities assumed in various acquisitions.
(2) Excludes settlements of $(0.9) million and zero, respectively, for the nine months ended September 30, 2019 and 2018 related to power call options.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2019
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,685	$(11,574)	$1,111	$—	$1,111
Trading commodity derivatives	34	(2)	32	—	32
Total Current Derivative Assets	12,719	(11,576)	1,143	—	1,143
Non-trading commodity derivatives	488	(394)	94	—	94
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	488	(394)	94	—	94
Total Derivative Assets	$13,207	$(11,970)	$1,237	$—	$1,237

	September 30, 2019
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(20,014)	$14,636	$(5,378)	$991	$(4,387)
Trading commodity derivatives	(284)	211	(73)	—	(73)
Total Current Derivative Liabilities	(20,298)	14,847	(5,451)	991	(4,460)
Non-trading commodity derivatives	(4,073)	2,171	(1,902)	72	(1,830)
Trading commodity derivatives	(4)	4	—	—	—
Total Non-current Derivative Liabilities	(4,077)	2,175	(1,902)	72	(1,830)
Total Derivative Liabilities	$(24,375)	$17,022	$(7,353)	$1,063	$(6,290)

	December 31, 2018
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$18,649	$(12,000)	$6,649	$—	$6,649
Trading commodity derivatives	734	(94)	640	—	640
Total Current Derivative Assets	19,383	(12,094)	7,289	—	7,289
Non-trading commodity derivatives	9,657	(6,381)	3,276	—	3,276
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	9,657	(6,381)	3,276	—	3,276
Total Derivative Assets	$29,040	$(18,475)	$10,565	$—	$10,565

	December 31, 2018
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(21,391)	$15,385	$(6,006)	$—	$(6,006)
Trading commodity derivatives	(491)	19	(472)	—	(472)
Total Current Derivative Liabilities	(21,882)	15,404	(6,478)	—	(6,478)
Non-trading commodity derivatives	(71)	40	(31)	—	(31)
Trading commodity derivatives	(135)	60	(75)	—	(75)
Total Non-current Derivative Liabilities	(206)	100	(106)	—	(106)
Total Derivative Liabilities	$(22,088)	$15,504	$(6,584)	$—	$(6,584)

8. Property and Equipment
Property and equipment consist of the following amounts (in thousands):

	Estimated useful lives (years)	September 30, 2019	December 31, 2018
Information technology	2 – 5	$21,632	$34,611
Building and leasehold improvements	2 – 5	—	4,836
Furniture and fixtures	2 – 5	1,851	1,964
Total		23,483	41,411
Accumulated depreciation		(20,228)	(37,045)
Property and equipment—net		$3,255	$4,366
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of September 30, 2019 and December 31, 2018, information technology includes $0.2 million and $0.3 million of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.6 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively.

9. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2019	December 31, 2018
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$64,108	$99,402
Accumulated amortization	(37,713)	(63,208)
Customer relationships—Acquired & Non-Compete Agreements, net	$26,395	$36,194
Customer relationships—Other
Cost	$17,056	$16,155
Accumulated amortization	(8,113)	(9,290)
Customer relationships—Other, net	$8,943	$6,865
Trademarks
Cost	$9,348	$9,770
Accumulated amortization	(3,401)	(2,483)
Trademarks, net	$5,947	$7,287

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2018	$120,343	$36,194	$6,865	$7,287
Additions	—	—	6,913	—
Amortization	—	(9,799)	(4,835)	(1,340)
Balance at September 30, 2019	$120,343	$26,395	$8,943	$5,947

Estimated future amortization expense for customer relationships and trademarks at September 30, 2019 is as follows (in thousands):

Year ending December 31,
2019 (remaining three months)	$4,203
2020	14,561
2021	12,987
2022	6,038
2023	450
> 5 years	3,046
Total	$41,285

10. Debt
Debt consists of the following amounts as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Current:
Note Payable—Verde Notes	$—	$6,936
Total current portion of debt	—	6,936
Long-term debt:
Senior Credit Facility (1) (2)	109,000	129,500
Subordinated Debt	10,504	10,000
Total long-term debt	119,504	139,500
Total debt	$119,504	$146,436
(1) As of September 30, 2019 and December 31, 2018, the weighted average interest rate on the Senior Credit Facility was 5.19% and 5.48%, respectively.
(2) As of September 30, 2019 and December 31, 2018, we had $40.3 million and $49.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.5 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively. Of these amounts, $0.9 million and $1.0 million are recorded in other current assets, and $0.6 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Senior Credit Facility	$1,120	$1,423	$3,741	$3,895
Subordinated debt	162	13	166	20
Note Payable—Verde Notes	—	288	230	978
Letters of credit fees and commitment fees	395	407	1,253	1,187
Amortization of deferred financing costs	497	631	1,002	1,243
Interest Expense	$2,174	$2,762	$6,392	$7,323

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)), maintain a senior secured borrowing base credit facility (as amended, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $217.5 million as of September 30, 2019. Subject to applicable sublimits and terms of the Senior Credit Facility, as amended, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and bridge loans (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of our Class A common stock and Series A Preferred Stock. As of September 30, 2019, we had $109.0 million outstanding under the Senior Credit Facility, as well as $40.3 million of outstanding letters of credit.

The Senior Credit Facility will mature on May 19, 2021, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit, if any, will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity. As of September 30, 2019, there were no Bridge Loans outstanding.

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

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of September 30, 2019, we were in compliance with our various covenants under the Senior Credit Facility.

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

As of September 30, 2019, and December 31, 2018, there was $10.5 million and $10.0 million outstanding, respectively, under the Subordinated Debt Facility.

Verde Notes

In connection with the acquisition of the Verde Companies in July 2017, we entered into a promissory note in the aggregate principal amount of $20.0 million (the "Verde Promissory Note"). The Verde Promissory Note required repayment in eighteen monthly installments beginning in August 2017, and accrued interest at 5% per annum from the date of issuance. The Verde Promissory Note, including principal and interest, was unsecured, but was guaranteed by us. In January 2018, in connection with the Earnout Termination Agreement (defined below), we issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated

Verde Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note matured in January 2019, and bore interest at a rate of 9% per annum. Principal and interest were payable monthly on the first day of each month, with a portion of each payment going into an escrow account, which serves as security for certain indemnification claims and obligations under the Verde purchase agreement. As of September 30, 2019 and December 31, 2018, there was zero and $1.0 million outstanding, respectively, under the Amended and Restated Verde Promissory Note.

In January 2018, we issued a promissory note in the principal amount of $5.9 million in connection with an agreement to terminate the earnout obligations arising in connection with our acquisition of the Verde Companies (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note matured in June 2019 and bore interest at a rate of 9% per annum. Under the terms of the Verde Earnout Termination Note, we were permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters. A payment of $1.0 million was made to the seller of the Verde Companies in June 2019, and $4.9 million was withheld (the “Verde Holdback”) to be applied to indemnifiable matters. For three and nine months ended September 30, 2019, approximately zero and $0.2 million, respectively, of the Verde Holdback was applied to costs incurred related to indemnifiable matters. As of September 30, 2019, $4.4 million of the Verde Holdback is classified as accrued liabilities, and $0.3 million is classified as other current liabilities related to indemnifiable matters. Interest was payable monthly on the first day of each month. As of September 30, 2019 and December 31, 2018, there was zero and $5.9 million outstanding under the Verde Earnout Termination Note, respectively.

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

	Level 1	Level 2	Level 3	Total
September 30, 2019
Non-trading commodity derivative assets	$63	$1,142	$—	$1,205
Trading commodity derivative assets	—	32	—	32
Total commodity derivative assets	$63	$1,174	$—	$1,237
Non-trading commodity derivative liabilities	$(1,063)	$(5,154)	$—	$(6,217)
Trading commodity derivative liabilities	—	(73)	—	(73)
Total commodity derivative liabilities	$(1,063)	$(5,227)	$—	$(6,290)
Contingent payment arrangement	$—	$—	$(1,328)	$(1,328)

	Level 1	Level 2	Level 3	Total
December 31, 2018
Non-trading commodity derivative assets	$104	$9,821	$—	$9,925
Trading commodity derivative assets	44	596	—	640
Total commodity derivative assets	$148	$10,417	$—	$10,565
Non-trading commodity derivative liabilities	$(352)	$(5,685)	$—	$(6,037)
Trading commodity derivative liabilities	(75)	(472)	—	(547)
Total commodity derivative liabilities	$(427)	$(6,157)	$—	$(6,584)
Contingent payment arrangement	$—	$—	$(1,328)	$(1,328)
We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2019 and the year ended December 31, 2018.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2019 and December 31, 2018, the credit risk valuation adjustment was less than $0.1 million.

The contingent payment arrangements referred to above reflect estimated earnout obligations incurred in relation to our acquisition of the Major Energy Companies in 2016.
Contingent Payment Arrangements
The following table presents a roll forward of our contingent payment arrangements, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019.

Major Earnout and Stock Earnout
Fair Value at December 31, 2018	$1,328
Change in fair value of contingent consideration, net	—
Accretion of contingent earnout consideration (included within interest expense)	—
Payments and settlements	—
Fair Value at September 30, 2019	$1,328
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

As of September 30, 2019, we had a net deferred tax asset of $23.1 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering. During the third quarter of 2019, we reversed the deferred tax asset associated with the Company's Tax Receivable Agreement ("TRA"), resulting in a net decrease to deferred tax assets of $4.2 million and a corresponding charge to additional paid in capital, in connection with the full and complete termination of the TRA. See Note 14 "Transactions with Affiliates" for further discussion of the TRA and TRA termination.

The effective U.S. federal and state income tax rate for the nine months ended September 30, 2019 and 2018 was 16.8% and 39.5%, respectively. The effective tax rate for the nine months ended September 30, 2019 reflects the corporate U.S. federal statutory tax rate of 21%, applied to the mix of earnings between corporate and partnership income, offset by the tax effect of Series A Preferred Stock dividends. Total income tax expense for the nine months ended September 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interests. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
13. Commitments and Contingencies

From time to time, we may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Legal Proceedings

Below is a summary of our currently pending material legal proceedings. We are subject to other lawsuits and claims arising in the ordinary course of our business. The following legal proceedings are in various stages and are subject to substantial uncertainties concerning the outcome of material factual and legal issues. Accordingly, we cannot currently predict the manner and timing of the resolution of these legal proceedings or estimate a range of possible losses or a minimum loss that could result from an adverse verdict in a potential lawsuit. While the lawsuits and claims are asserted for amounts that may be material should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations.

Janet Rolland, et al v. Spark Energy, LLC is a purported class action originally filed on April 19, 2017 in the United States District Court for the District of New Jersey alleging that Spark Energy, LLC charged a variable rate that was higher than permitted by its terms of service, resulting in breach of contract and violation of the duty of good faith and fair dealing. Plaintiffs alleged claims under the New Jersey Consumer Fraud Act and Illinois Consumer Fraud and Deceptive Business Practices Act. Two plaintiffs (one from New Jersey and one from Illinois) seek to certify a putative nationwide class of all Spark variable rate electricity customers from April 19, 2011 to the present. The relief sought includes unspecified actual damages, refunds, treble damages and punitive damages for the putative class, injunctive relief, attorneys’ fees and costs of suit. Spark obtained dismissal with prejudice of the New Jersey Consumer Fraud Act claim and will seek dismissal of the Illinois Consumer Fraud and Deceptive Business Practices Act claim and other claim(s). Discovery is ongoing in this matter. Spark denies the allegations asserted by Plaintiffs and intends to vigorously defend this matter. Given the ongoing discovery and current stage of this matter, we cannot predict the outcome or consequences of the case at this time.

Katherine Veilleux, et. al. v. Electricity Maine LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean, and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC ("Electricity Maine"), an entity acquired by Spark Holdco in mid-2016, enrolled and re-enrolled customers through fraudulent and misleading advertising, promotions, and other communications prior to and following the acquisition. Plaintiffs allege claims under RICO, the Maine Unfair Trade Practice Act, civil conspiracy, and unjust enrichment. Plaintiffs seek damages for themselves and the purported class, injunctive relief, restitution, and attorneys' fees. Plaintiff’s motion for class certification is currently pending before the court, which Spark HoldCo and Electricity Maine vigorously opposed, including by filing a motion to exclude Plaintiffs’ designated expert witnesses. Electricity Maine and Spark HoldCo have also filed a motion to compel arbitration of certain Plaintiffs’ claims, which is still pending before the court, on the grounds that some of the applicable Terms of Service contain an arbitration provision and class action waiver. The parties are currently in settlement negotiations. In a parallel declaratory judgment action, the Company won a favorable verdict against Zurich, one of Electricity Maine’s insurance carriers, and Zurich has been ordered to pay certain costs associated with this claim that the Company believes will offset any total losses to the Company. The Company also believes indemnity offsets with the former sellers of Electricity Maine will be applicable to any settlement, but the Company may have additional liability beyond the existing indemnity and insurance coverage to resolve this matter. Given the preliminary stage of the settlement discussions, the amount of additional liability of this case remains uncertain at this time, but we do not believe that any potential additional liability will have a material adverse effect on our financial position.

Gillis et al. v. Respond Power, LLC is a purported class action lawsuit that was originally filed on May 21, 2014 in the Philadelphia Court of Common Pleas but was later removed to the United States District Court for the Eastern District of Pennsylvania. On September 15, 2014, Plaintiffs filed an amended class action complaint seeking a declaratory judgment that the disclosure statement contained in Respond Power, LLC’s variable rate contracts with Pennsylvania consumers limited the variable rate that could be charged to no more than the monthly rate charged by the consumers’ local utility company and alleged claims of deceptive conduct in violation of Pennsylvania Unfair Trade Practices and Consumer Protection Act, negligent misrepresentation, fraudulent concealment, and breach of contract and of the covenant of good faith and fair dealing by charging rates above the utility. The amount of damages sought is not specified. By order dated August 31, 2015, the district court denied class certification. Plaintiffs appealed the district court’s denial of class certification to the United States Court of Appeals for the Third Circuit and that court vacated the district court’s denial of class certification and remanded the matter to the district court for further proceedings. On July 16, 2018, the district court granted Respond Power LLC's motion to dismiss the Plaintiff’s class action claims. Plaintiffs filed their notice of appeal to the Third Circuit Court on August 7, 2018. The Third Circuit has declined to hear oral arguments on this matter but has not yet ruled on this appeal. The Company believes it has full indemnity coverage for any actual exposure in this case at this time.

Jurich v. Verde Energy USA, Inc. is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. The parties have reached a class settlement in this matter, in the amount of $6.0 million, which has received preliminary court approval. The Company believes it has full indemnity coverage, net of tax benefit, for any actual exposure in this case at this time.

Richardson et. al. v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act ("TCPA") by placing marketing calls using an automatic telephone dialing system ("ATDS") or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Following discovery and dispositive motions, the Verde Companies received a favorable ruling on summary judgment with the court agreeing with the Verde Companies that the call system used in this case was not an ATDS as defined by the TCPA. Plaintiffs subsequently amended their petition eliminating their ATDS claim and including a class based on failure to comply with the National Do Not Call registry. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. The parties reached a confidential settlement in this matter. A hearing on Plaintiffs’ motion for preliminary settlement approval was held on September 23, 2019, at which the Court denied preliminary approval. Negotiations with the Plaintiffs continue in an effort to modify the settlement to meet the Court’s concerns. The Plaintiffs’ motion for class certification is due to be filed on or before December 23, 2019. The Company believes it has full indemnity coverage, net of tax benefit, for the settlement exposure in this case.

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC ("NG&E") and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys’ fees. On September 24, 2018, the court granted Defendants’ motion to dismiss in part and dismissed Plaintiffs’ fraudulent inducement claims. NG&E and Spark filed their affirmative defenses and answer to the remaining claims on October 15, 2018. On January 14, 2019, Plaintiffs filed a Motion for Partial Summary Judgment, which was subsequently denied by the Court on May 8, 2019. On March 25, 2019, Spark and NG&E filed a Motion for Sanctions in connection with deletion of electronically stored data by plaintiff Saul Horowitz and co-seller Mark Wiederman after receiving a litigation hold notice, which the Court granted in part on May 8, 2019, including an award of attorneys' fees and costs to Spark and NG&E in connection with the Motion for Sanctions. On June 7, 2019, the parties jointly filed a letter agreement with the Court confirming plaintiff’s payment of fees and costs, including costs associated with forensic analysis, in the amount of less than $0.1 million to Spark and NG&E in connection with the Court’s ruling on their Motion for Sanctions. This case is currently scheduled for mediation on November 7, 2019, set for a final pre-trial conference on January 28, 2020 and for trial to commence on March 2, 2020. Spark and NG&E deny the allegations asserted by Plaintiffs and intend to vigorously defend this matter. Given the ongoing expert discovery and current stage of this matter, we cannot predict the outcome or consequences of this case at this time.

Albrecht v. Oasis Power, LLC is a putative nationwide class action that was filed on February 12, 2018 in the United States District Court for the Northern District of Illinois, alleging that Oasis made illegal prerecorded telemarketing calls, including auto-dialed calls, to consumers’ mobile phones, in violation of the Telephone Consumer Protection Act ("TCPA") and the Illinois Automatic Telephone Dialers Act ("ATDA"). Plaintiff sought an injunction requiring Oasis to cease all unsolicited calling activities, an award of statutory and trebled damages under the TCPA and the ATDA, as well as costs and attorney’s fees. The parties have reached a class settlement on behalf of Oasis and other affiliated brands in the amount of $7.0 million, which has received preliminary court approval. The Company has sought indemnity and insurance coverage from two vendors and their carriers that worked on the telemarketing campaigns at issue.

Regulatory Matters

State of Illinois v. Major Energy Electric Services, LLC is a complaint filed by the Illinois Attorney General for injunctive and other relief against Major Energy Electric Services, LLC ("Major") asserting claims that Major engaged in a pattern and practice of deceptive conduct intended to defraud Illinois consumers through door-to-door and telephone solicitations, in-person solicitations at retail establishments, advertisements on its website and direct mail advertisements to sign up for electricity services. The complaint seeks injunctive relief and monetary damages representing the amounts Illinois consumers have allegedly lost due to fraudulent marketing activities. The Attorney General also requests civil penalties under the Consumer Fraud Act and to revoke Major’s authority to operate in the state. The complaint was filed on April 9, 2018 in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. Major filed its motion to dismiss on July 31, 2018 and the judge denied that motion on October 10, 2018. Major filed a motion for reconsideration on the Court’s ruling on its motion to dismiss, which was denied. The parties resolved the case on August 16, 2019. The court entered a final judgment and consent decree, which included Major paying $2.0 million in refunds to consumers, and $0.1 million as a voluntary contribution to the Illinois Attorney General's Office. The settlement also included a number of injunctive and reporting provisions with which Major must comply. Major will make the refund payments beginning in approximately December 2019.

PURA Investigations. Spark Energy, LLC ("SE LLC") is the subject of two current investigations by the Connecticut Public Utilities Regulatory Authority ("PURA"). The first investigation constitutes a notice of violation ("NOV") and assessment of a proposed civil penalty in the amount of $0.9 million primarily for SE LLC's alleged failure to comply with requirements implemented in 2016 that customer bills include any changes to existing rates effective for the next billing cycle. After a hearing process was concluded and SE LLC filed a brief challenging the legal authority of PURA to enforce the NOV and impose civil penalties for the alleged violations, PURA suspended the proceeding and opened a proceeding offering amnesty to ESCOs that self-report violations and offer to voluntarily remit refunds to customers. Spark has remitted its report of potential customers who would be eligible for refunds under the amnesty program and submitted its confidential settlement proposal along with SE LLC’s commitment, subject to certain conditions. SE LLC is awaiting PURA’s completion of a review and audit process after which SE LLC expects PURA to issue a final decision on SE LLC’s offer of amnesty. The second investigation involves an NOV alleging improper marketing practices of one of SE LLC's former outbound telemarketing vendors and assessment of a proposed civil penalty of $0.8 million. Certain agents managed by this vendor were allegedly using an unauthorized script in outbound marketing calls. On July 17, 2019, PURA issued a final decision, which upheld the proposed civil penalty amount of $0.8 million. The final decision also refers the matter to the Connecticut Department of Consumer Protection and the Connecticut Office of the Attorney General for possible further investigation, the outcome of which we are unable to predict. On August 30, 2019, SE LLC filed an administrative appeal of the final decision to the Connecticut Superior Court and the action remains pending.

PUCO Investigation. Verde Energy USA Ohio, LLC (“Verde Ohio”) is the subject of a formal investigation by the Public Utilities Commission of Ohio (“PUCO”) initiated on April 16, 2019. The investigation asserts that Verde Ohio engaged in misleading and deceptive practices to market and enroll customers as well as allegations of violating several requirements of Ohio’s retail energy supplier regulations. On May 3, 2019, Verde Ohio filed a Motion to Temporarily Suspend the Procedural Schedule and Stay Discovery Pending Negotiation of a Stipulation between the parties. In its Motion, Verde Ohio agreed to a thirty (30) day voluntary marketing and customer enrollment stay in Ohio. Although the Motion was not granted by PUCO, Verde Ohio has continued its voluntary marketing and customer enrollment stay in Ohio in furtherance of settlement negotiations with PUCO Staff. Also on May 3, 2019, PUCO Staff issued a report of its findings following their investigation of Verde Ohio, and filed a corrected version on May 29, 2019, as contemplated in PUCO’s procedural schedule set forth in the April 17th, 2019 PUCO entry in the matter. On August 5, 2019, PUCO suspended the procedural schedule in the investigation in light of settlement negotiations between Verde Ohio and PUCO Staff. On September 6, 2019, Verde Ohio and PUCO Staff executed and filed with PUCO a Joint Stipulation and Recommendation for PUCO’s review and approval which sets forth agreed settlement terms. If approved by PUCO, the Joint Stipulation and Recommendation would resolve all of the issues raised in the investigation. While investigations of this nature may be resolved in a manner that allows the retail energy supplier to continue operating in Ohio with stipulations, there can be no assurances that PUCO will not take more severe action.

Maine PUC Investigation. In early 2018, Staff of the Maine Public Utilities Commission (“Maine PUC”) issued letters to Electricity Maine seeking information about customer complaints principally associated with door-to-door (“D2D”) sales practices. In late July 2018, the Maine PUC issued an Order to Show Cause to which Electricity Maine filed a detailed response in mid-August 2018. After a lengthy period of inactivity, the Commission scheduled a procedural conference in early 2019 that resulted in no intervenors other than participation as a party by the Maine Office of Public Advocate. At the conference, the parties agreed on a procedural schedule, including a one-day evidentiary hearing. Following post-hearing discovery, Initial and Reply Briefs were filed on August 30, 2019 and September 10, 2019, respectively. The parties are awaiting a proposed ruling from the Maine PUC hearing examiner, after which point the parties can either accept the ruling or take exception and argue the merits before the Maine PUC Commissioners. While investigations of this nature may be resolved in a manner that allows the retail energy supplier to continue operating in Maine with stipulations, there can be no assurances that Maine PUC will not take more severe action.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2013 to 2018 for which we may have additional liabilities arise. These indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of September 30, 2019 and December 31, 2018, we had accrued $18.1 million and $0.9 million, respectively, related to litigation and regulatory matters and $0.4 million and $0.6 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated (to)/from affiliates was $(0.5) million and $0.3 million, respectively, for the three months ended September 30, 2019 and 2018, respectively. The total net amount direct billed and allocated (to)/from affiliates was $(0.1) million and $8.7 million, respectively, for the nine months ended September 30, 2019 and 2018, respectively.

Of the amounts directly billed and allocated from affiliates, we recorded general and administrative expense of zero and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and we recorded general and administrative expense of zero and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively, in the condensed consolidated statement of operations. Additionally, we capitalized zero of property and equipment for the application, development and implementation of various systems during the three months ended September 30, 2019 and 2018, and we capitalized zero and $0.5 million of property and equipment for the application, development and implementation of various systems during the nine months ended September 30, 2019 and 2018, respectively.

Accounts Receivable and Payable—Affiliates
As of September 30, 2019 and December 31, 2018, we had current accounts receivable—affiliates of $1.4 million and $2.6 million, respectively, and current accounts payable—affiliates of $0.4 million and $2.5 million, respectively.
Revenues and Cost of Revenues—Affiliates
Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 related to affiliated sales were $0.3 million and $0.3 million, respectively. Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 related to affiliated sales were $2.1 million and $1.3 million, respectively.
Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 related to affiliated purchases were less than $0.1 million. Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 related to affiliated purchases were $0.1 million. These amounts are presented as net on the Consolidated Statements of Operations.

Acquisitions from Related Parties
In March 2018, we entered into an asset purchase agreement with an affiliate to acquire up to 50,000 RCEs for a cash purchase price of $250 for each RCE, or up to $12.5 million in the aggregate. A total of $8.8 million was paid in 2018 under the terms of the purchase agreement for approximately 35,000 RCEs, and no further material payments are anticipated. The acquisition was treated as a transfer of assets between entities under common control, and accordingly, the assets were recorded at their historical value at the date of transfer. The transaction resulted in less than $0.1 million and $7.1 million recorded in equity as a net distribution to affiliate as of September 30, 2019 and December 31, 2018, respectively.

Distributions to and Contributions from Affiliates

During the nine months ended September 30, 2019 and 2018, we made distributions to affiliates of our Founder of $11.3 million and $11.7 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the nine months ended September 30, 2019 and 2018, we also made distributions to these affiliates for gross-up distributions of $16.8 million and $12.0 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us and settlement of the TRA.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three and nine months ended September 30, 2019, we received zero and $0.1 million, respectively, cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of September 30, 2019.

During the three and nine months ended September 30, 2018, the Company received zero and $0.2 million, respectively, cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act accrued at December 31, 2017. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2017.

Subordinated Debt Facility

On June 13, 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of September 30, 2019 and December 31, 2018, there was $10.5 million and $10.0 million in outstanding borrowings, respectively, under the Subordinated Debt Facility. See Note 10 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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

At the end of the deferral period, we were obligated to pay any outstanding deferred TRA Payments to the extent such deferred TRA Payments did not exceed (i) the lesser of our proportionate share of aggregate Cash Available for Distribution of Spark HoldCo during the five-year deferral period or the cash distributions actually received by us during the five-year deferral period, reduced by (ii) the sum of (a) the aggregate target quarterly dividends (which, for the purposes of the TRA, was $0.18125 per Class A common stock share and $0.546875 per Series A Preferred Stock share per quarter) during the five-year deferral period, (b) our estimated taxes during the five-year deferral period (c) all prior TRA Payments and (d) if with respect to the quarterly period during which the deferred TRA Payment is otherwise paid or payable, Spark HoldCo had or reasonably determined it would have amounts necessary to cause us to receive distributions of cash equal to the target quarterly distribution payable during that quarterly period. Any portion of the deferred TRA Payments not payable due to these limitations would no longer be payable.

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

As of September 30, 2019 and December 31, 2018, we had a total liability related to the TRA of zero and $27.6 million, of which zero and $1.7 million was classified as current liabilities at September 30, 2019 and December 31, 2018, respectively.

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
For the three months ended September 30, 2019 and 2018, we recorded asset optimization revenues of $14.6 million and $28.3 million and asset optimization cost of revenues of $14.9 million and $28.0 million, respectively, which are presented on a net basis in asset optimization (expense) revenues. For the nine months ended September 30, 2019 and 2018, we recorded asset optimization revenues of $50.7 million and $139.2 million and asset optimization cost of revenues of $48.5 million and $135.4 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$44,243	$22,645	$17,959	$1,525
Interest and other income	(322)	47	(1,005)	(707)
Interest expense	2,174	2,762	6,392	7,323
Operating income	46,095	25,454	23,346	8,141
Depreciation and amortization	9,496	13,917	31,963	39,797
General and administrative	27,629	25,695	94,352	83,522
Less:
Net asset optimization (expense) revenues	(254)	348	2,242	3,798
Net, gain (loss) on non-trading derivative instruments	12,528	17,888	(42,741)	(2,223)
Net, Cash settlements on non-trading derivative instruments	12,764	1,035	33,677	(5,054)
Retail Gross Margin	$58,182	$45,795	$156,483	$134,939

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$197,010	$10,331	$(254)	$—	$207,087
Retail cost of revenues	119,100	4,767	—	—	123,867
Less:
Net asset optimization expenses	—	—	(254)	—	(254)
Net, gain (loss) on non-trading derivative instruments	12,652	(124)	—	—	12,528
Current period settlements on non-trading derivatives	12,115	649	—	—	12,764
Retail Gross Margin	$53,143	$5,039	$—	$—	$58,182
Total Assets at September 30, 2019	$2,370,994	$764,432	$348,401	$(3,085,425)	$398,402
Goodwill at September 30, 2019	$117,813	$2,530	$—	$—	$120,343

Three Months Ended September 30, 2018
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$246,182	$11,945	$348	$—	$258,475
Retail cost of revenues	186,449	6,960	—	—	193,409
Less:
Net asset optimization revenues	—	—	348	—	348
Net, gain (loss) on non-trading derivative instruments	18,415	(527)	—	—	17,888
Current period settlements on non-trading derivatives	1,066	(31)	—	—	1,035
Retail Gross Margin	$40,252	$5,543	$—	$—	$45,795
Total Assets at December 31, 2018	$1,857,790	$649,969	$361,697	$(2,380,718)	$488,738
Goodwill at December 31, 2018	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$539,878	$85,422	$2,242	$—	$627,542
Retail cost of revenues	433,175	44,706	—	—	477,881
Less:
Net asset optimization revenues	—	—	2,242	—	2,242
Net, (loss) gain on non-trading derivatives	(42,984)	243	—	—	(42,741)
Current period settlements on non-trading derivatives	32,957	720	—	—	33,677
Retail Gross Margin	$116,730	$39,753	$—	$—	$156,483
Total Assets at September 30, 2019	$2,370,994	$764,432	$348,401	$(3,085,425)	$398,402
Goodwill at September 30, 2019	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2018
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$676,528	$97,088	$3,798	$—	$777,414
Retail cost of revenues	587,949	58,005	—	—	645,954
Less:
Net asset optimization revenues	—	—	3,798	—	3,798
Net, gain (loss) on non-trading derivatives	1,216	(3,439)	—	—	(2,223)
Current period settlements on non-trading derivatives	(5,250)	196	—	—	(5,054)
Retail Gross Margin	$92,613	$42,326	$—	$—	$134,939
Total Assets at December 31, 2018	$1,857,790	$649,969	$361,697	$(2,380,718)	$488,738
Goodwill at December 31, 2018	$117,813	$2,530	$—	$—	$120,343

16. Subsequent Events

Declaration of Dividends

On October 21, 2019, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on December 2, 2019, which will be paid on December 16, 2019.

We also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on January 1, 2020 of our Series A Preferred Stock. The dividend will be paid on January 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2018 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2019. Results of operations and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for their natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2019, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2019 and 2018, approximately 95% and 95%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2019 and 2018, approximately 5% and 5%, respectively, of our retail revenues were derived from the sale of natural gas.

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

Appointment of Director

On August 27, 2019, the Board of Directors appointed Amanda E. Bush to serve as a Class III independent director. Ms. Bush has been appointed to the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, and she will serve as the Chair of the Audit Committee. The Audit Committee now consists of Ms. Bush, Kenneth M. Hartwick, and Nick W. Evans, Jr.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and nine months ended September 30, 2019:

RCEs:
(In thousands)	June 30, 2019	Additions	Attrition	September 30, 2019	% Increase (Decrease)
Retail Electricity	673	41	(80)	634	(6)%
Retail Natural Gas	145	9	(16)	138	(5)%
Total Retail	818	50	(96)	772	(6)%

RCEs:
(In thousands)	December 31, 2018	Additions	Attrition	September 30, 2019	% Increase (Decrease)
Retail Electricity	754	157	(277)	634	(16)%
Retail Natural Gas	154	43	(59)	138	(10)%
Total Retail	908	200	(336)	772	(15)%

The following table details our count of RCEs by geographical location as of September 30, 2019:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	286	45%	28	20%	314	41%
Mid-Atlantic	224	35%	47	34%	271	35%
Midwest	60	10%	43	31%	103	13%
Southwest	64	10%	20	15%	84	11%
Total	634	100%	138	100%	772	100%

The geographical regions noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts and New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

Across our market areas, we have operated under a number of different retail brands. During 2018, we began consolidating brands and billing systems. Through the remainder of 2019, we expect to further consolidate our brands and systems as we simplify our business.

Drivers of our Business

The success of our business and our profitability are impacted by a number of drivers, the most significant of which are discussed below.

Customer Growth

Customer growth is a key driver of our operations. Our ability to acquire customers organically or by acquisition is important to our success as we experience ongoing customer attrition. Our customer growth strategy includes growing organically through traditional sales channels complemented by customer portfolio and business acquisitions.

Organic Sales

Our organic sales strategies are designed to offer competitive pricing, price certainty, and/or green product offerings to residential and commercial customers. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price offered by the local regulated utility. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that provides customer value and satisfies our profitability objectives. We develop marketing campaigns using a combination of sales channels. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired targets. During the third quarter of 2019, we added approximately 50,000 RCEs through our various organic sales channels.

Acquisitions

We acquire companies and portfolios of customers through both external and affiliated channels. During the nine months ended September 30, 2019, we added approximately 33,000 RCEs as part of our customer portfolio acquisition from Starion Energy, which closed during 2018.

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

We attempt to maintain a disciplined approach to recovery of our customer acquisition costs within a 12 month period. We capitalize and amortize our customer acquisition costs over a two year period, which is based on our estimate of the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs. Changes in customer acquisition costs from period to period reflect our focus on growing organically versus growth through acquisitions. We are currently focused on growing through organic sales channels; however, we continue to evaluate opportunities to acquire customers through acquisitions and pursue such acquisitions when it makes sense economically or strategically for the Company.

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves and (iii) disconnection resulting from customer payment defaults. Average monthly customer attrition for the three months ended September 30, 2019 and 2018 was 4.0% and 4.0%, respectively, and average monthly customer attrition for the nine months ended September 30, 2019 and 2018 was 4.4% and 4.0%, respectively. Consistent with our previously communicated strategy to shrink our C&I customer book, our customer attrition was slightly higher than the prior year because of our pro-active non-renewal of some of our large commercial contracts.

Customer Credit Risk

Our bad debt expense for the three months ended September 30, 2019 and 2018 was 2.7% and 2.8%, respectively, and our bad debt expense for the nine months ended September 30, 2019 and 2018 was 3.4% and 3.2%, respectively, of non-purchase of receivable market ("non-POR") revenues. We experienced higher bad debt expense in third quarter of 2019, compared with the 2018 period, as a result of accounts receivable adjustments subsequent to our brand consolidations. In addition, as our geographic and acquisition channel mix has changed, our bad debt expense has increased. In order to manage this exposure in 2019, we have increased our focus on: collection efforts, timely billing, and credit monitoring for new enrollments in non-POR markets.

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

Our risk management policies direct that we hedge substantially all of our forecasted demand, which is typically hedged to long-term normal weather patterns. We also attempt to add additional protection through hedging from time to time to protect us from potential volatility in markets where we have historically experienced higher exposure to extreme weather conditions. Because we attempt to match commodity purchases to anticipated demand, unanticipated changes in weather patterns can have a significant impact on our operating results and cash flows from period to period.

During the third quarter of 2019, we experienced warmer than normal weather across many of our markets, which increased demand for electricity from our customer base. In anticipation of increased demand and volatility in ERCOT, we purchased additional power to mitigate the volatility risk observed in late August and early September of 2019. These factors had a positive impact on our electricity unit margins in the third quarter of 2019.

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

Net asset optimization resulted in a loss of $0.3 million and a gain of $0.3 million for the three months ended September 30, 2019 and 2018, respectively.

Non-GAAP Performance Measures

We use the non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA	$28,084	$18,611	$66,742	$50,597
Retail Gross Margin	$58,182	$45,795	$156,483	$134,939

Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, plus or minus (ii) net (loss) gain on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense, and (v) other non-cash and non-

recurring operating items. EBITDA is defined as net income (loss) before the provision for income taxes, interest expense and depreciation and amortization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to Net income:
Net income	$37,676	$18,827	$14,937	$923
Depreciation and amortization	9,496	13,917	31,963	39,797
Interest expense	2,174	2,762	6,392	7,323
Income tax expense	6,567	3,818	3,022	602
EBITDA	55,913	39,324	56,314	48,645
Less:
Net, gain (loss) on derivative instruments	12,307	18,117	(42,690)	(1,371)
Net cash settlements on derivative instruments	12,721	922	33,515	(5,823)
Customer acquisition costs	4,423	2,695	13,608	8,949
Plus:
Non-cash compensation expense	1,622	1,021	4,054	3,707
Non-recurring legal and regulatory settlements	—	—	10,807	—
Adjusted EBITDA	$28,084	$18,611	$66,742	$50,597

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$26,056	$5,443	$77,085	$41,853
Amortization of deferred financing costs	(497)	(631)	(1,002)	(1,243)
Bad debt expense	(3,170)	(2,755)	(9,185)	(8,480)
Interest expense	2,174	2,762	6,392	7,323
Income tax expense	6,567	3,818	3,022	602
Changes in operating working capital
Accounts receivable, prepaids, current assets	1,034	16,248	(50,358)	(9,640)
Inventory	1,560	2,218	(298)	(475)
Accounts payable and accrued liabilities	(963)	(5,946)	30,209	17,988
Other	(4,677)	(2,546)	10,877	2,669
Adjusted EBITDA	$28,084	$18,611	$66,742	$50,597
Cash Flow Data:
Cash flows provided by operating activities	$26,056	$5,443	$77,085	$41,853
Cash flows (used in) provided by investing activities	$(117)	$307	$(6,490)	$(23,693)
Cash flows (used in) provided by financing activities	$(10,937)	$1,344	$(76,651)	$(4,783)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation of Retail Gross Margin to Operating income:
Operating income	$46,095	$25,454	$23,346	$8,141
Plus:
Depreciation and amortization	9,496	13,917	31,963	39,797
General and administrative expense	27,629	25,695	94,352	83,522
Less:
Net asset optimization (expenses) revenues	(254)	348	2,242	3,798
Net, gain (loss) on non-trading derivative instruments	12,528	17,888	(42,741)	(2,223)
Net, cash settlements on non-trading derivative instruments	12,764	1,035	33,677	(5,054)
Retail Gross Margin	$58,182	$45,795	$156,483	$134,939
Retail Gross Margin - Retail Electricity Segment	$53,143	$40,252	$116,730	$92,613
Retail Gross Margin - Retail Natural Gas Segment	$5,039	$5,543	$39,753	$42,326

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

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

(In Thousands)	Three Months Ended September 30,
	2019	2018
Revenues:
Retail revenues	$207,341	$258,127
Net asset optimization (expense) revenues	(254)	348
Total Revenues	207,087	258,475
Operating Expenses:
Retail cost of revenues	123,867	193,409
General and administrative expense	27,629	25,695
Depreciation and amortization	9,496	13,917
Total Operating Expenses	160,992	233,021
Operating income	46,095	25,454
Other (expense)/income:
Interest expense	(2,174)	(2,762)
Interest and other income	322	(47)
Total other expense	(1,852)	(2,809)
Income before income tax expense	44,243	22,645
Income tax expense	6,567	3,818
Net income	$37,676	$18,827
Other Performance Metrics:
Adjusted EBITDA (1)	$28,084	$18,611
Retail Gross Margin (1)	$58,182	$45,795
Customer Acquisition Costs	$4,423	$2,695
RCE Attrition	4.0%	4.0%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Total Revenues. Total revenues for the three months ended September 30, 2019 were approximately $207.1 million, a decrease of approximately $51.4 million, or 20%, from approximately $258.5 million for the three months ended September 30, 2018, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in the third quarter of 2019 as compared to the third quarter of 2018, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(63.2)
Change in natural gas volumes sold	(2.4)
Change in electricity unit revenue per MWh	14.0
Change in natural gas unit revenue per MMBtu	0.8
Change in net asset optimization revenue	(0.6)
Change in total revenues	$(51.4)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2019 was approximately $123.9 million, a decrease of approximately $69.5 million, or 36%, from approximately $193.4 million for the three months ended September 30, 2018, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2019, a decrease in electricity unit cost per MWh and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(52.8)
Change in natural gas volumes sold	(1.3)
Change in electricity unit cost per MWh	(9.2)
Change in natural gas unit cost per MMBtu	0.2
Change in value of retail derivative portfolio	(6.4)
Change in retail cost of revenues	$(69.5)

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2019 was approximately $27.6 million, an increase of approximately $1.9 million, or 7%, as compared to $25.7 million for the three months ended September 30, 2018. This increase was primarily attributable to increased litigation expense in third quarter of 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2019 was approximately $9.5 million, a decrease of approximately $4.4 million, or 32%, from approximately $13.9 million for the three months ended September 30, 2018. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2019 was approximately $4.4 million, an increase of approximately $1.7 million, or 64%, from approximately $2.7 million for the three months ended September 30, 2018. This increase was primarily due to an increase in the number of organic sales in 2019 as compared to 2018, as we had slowed our organic sales in 2018 to concentrate on acquisitions of companies and portfolios of customers.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

(In Thousands)	Nine Months Ended September 30,
	2019	2018
Revenues:
Retail revenues	$625,300	$773,616
Net asset optimization revenues	2,242	3,798
Total Revenues	627,542	777,414
Operating Expenses:
Retail cost of revenues	477,881	645,954
General and administrative	94,352	83,522
Depreciation and amortization	31,963	39,797
Total Operating Expenses	604,196	769,273
Operating income	23,346	8,141
Other (expense)/income:
Interest expense	(6,392)	(7,323)
Interest and other income	1,005	707
Total other expense	(5,387)	(6,616)
Income before income tax expense	17,959	1,525
Income tax expense	3,022	602
Net income	$14,937	$923
Other Performance Metrics:
Adjusted EBITDA (1)	$66,742	$50,597
Retail Gross Margin (1)	$156,483	$134,939
Customer Acquisition Costs	$13,608	$8,949
RCE Attrition	4.4%	4.0%
(1) Adjusted EBITDA and Retail Gross Margin are non GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the nine months ended September 30, 2019 were approximately $627.5 million, a decrease of approximately $149.9 million, or 19%, from approximately $777.4 million for the nine months ended September 30, 2018, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2019 as compared to 2018, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(172.7)
Change in natural gas volumes sold	(14.6)
Change in electricity unit revenue per MWh	36.1
Change in natural gas unit revenue per MMBtu	2.9
Change in net asset optimization revenue (expense)	(1.6)
Change in total revenues	$(149.9)

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2019 was approximately $477.9 million, a decrease of approximately $168.1 million, or 26%, from approximately $646.0 million for the nine months ended September 30, 2018, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in

2019 and, a decrease in electricity unit cost per MWh, partially offset by a change in fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(149.1)
Change in natural gas volumes sold	(8.2)
Change in electricity unit cost per MWh	(11.6)
Change in natural gas unit cost per MMBtu	(0.9)
Change in value of retail derivative portfolio	1.7
Change in retail cost of revenues	$(168.1)

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2019 was approximately $94.3 million, an increase of approximately $10.8 million, or 13%, as compared to $83.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to non-recurring legal and regulatory settlements and increased litigation expense in the second quarter of 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2019 was approximately $32.0 million, a decrease of approximately $7.8 million, or 20%, from approximately $39.8 million for the nine months ended September 30, 2018. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2019 was approximately $13.6 million, an increase of approximately $4.7 million, or 52%, from approximately $8.9 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in the number of organic sales in 2019 as compared to 2018, as we had slowed our organic sales in 2018 to concentrate on acquisitions of companies and portfolios of customers.

Operating Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$197,010	$246,182	$539,878	$676,528
Retail Cost of Revenues	119,100	186,449	433,175	587,949
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	24,767	19,481	(10,027)	(4,034)
Retail Gross Margin (1) — Electricity	$53,143	$40,252	$116,730	$92,613
Volumes — Electricity (MWhs)	1,808,276	2,432,314	5,052,498	6,784,345
Retail Gross Margin (2) — Electricity per MWh	$29.39	$16.55	$23.10	$13.65

Retail Natural Gas Segment
Total Revenues	$10,331	$11,945	$85,422	$97,088
Retail Cost of Revenues	4,767	6,960	44,706	58,005
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	525	(558)	963	(3,243)
Retail Gross Margin (1) — Gas	$5,039	$5,543	$39,753	$42,326
Volumes — Gas (MMBtus)	1,119,126	1,395,377	10,127,857	11,913,180
Retail Gross Margin (2) — Gas per MMBtu	$4.50	$3.97	$3.93	$3.55

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2019 were approximately $197.0 million, a decrease of approximately $49.2 million, or 20%, from approximately $246.2 million for the three months ended September 30, 2018. This decrease was largely due to lower volumes sold, resulting in a decrease of $63.2 million as a result of a smaller C&I customer book in 2019. This decrease was partially offset by higher electricity prices as a result of the decrease of C&I RCEs as a total percentage of our customer book, which resulted in an increase of $14.0 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2019 were approximately $119.1 million, a decrease of approximately $67.3 million, or 36%, from approximately $186.4 million for the three months ended September 30, 2018. This decrease was primarily due to fewer C&I customers, resulting in a decrease of $52.8 million, a decrease in supply costs of $9.2 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $5.3 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2019 was approximately $53.1 million, an increase of approximately $12.8 million, or 32%, from approximately $40.3 million for the three months ended September 30, 2018, as indicated in the table below (in millions).

Change in volumes sold	$(10.3)
Change in unit margin per MWh	23.1
Change in retail electricity segment retail gross margin	$12.8
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2019 were approximately $10.3 million, a decrease of approximately $1.6 million, or 14%, from approximately $11.9 million for the three months ended September 30, 2018. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $2.4 million, offset by an increase in natural gas rates, which resulted in an increase in total revenues of $0.8 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2019 were approximately $4.8 million, a decrease of $2.2 million, or 32%, from approximately $7.0 million for the three months ended September 30, 2018. This decrease was primarily due to lower volumes resulting in a decrease of $1.3 million, a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $1.1 million, offset by higher natural gas prices, which resulted in an increase of $0.2 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2019 was approximately $5.0 million, a decrease of approximately $0.5 million, or 9%, from approximately $5.5 million for the three months ended September 30, 2018, as indicated in the table below (in millions).

Change in volumes sold	$(1.1)
Change in unit margin per MMBtu	0.6
Change in retail natural gas segment retail gross margin	$(0.5)

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2019 were approximately $539.9 million, a decrease of approximately $136.6 million, or 20%, from approximately $676.5 million for the nine months ended September 30, 2018. This decrease was largely due to a decrease in volumes, resulting in a decrease of $172.7 million. This was partially offset by higher weighted average revenue rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $36.1 million.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2019 was approximately $433.2 million, a decrease of approximately $154.7 million, or 26%, from approximately $587.9 million for the nine months ended September 30, 2018. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $149.1 million. This decrease was further impacted by decreased electricity prices, which resulted in a decrease in retail cost of revenues of $11.6 million. These decreases were partially offset by an increase of $6.0 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2019 was approximately $116.7 million, an increase of approximately $24.1 million, or 26%, from approximately $92.6 million for the nine months ended September 30, 2018, as indicated in the table below (in millions).

Change in volumes sold	$(23.6)
Change in unit margin per MWh	47.7
Change in retail electricity segment retail gross margin	$24.1
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2019 were approximately $85.4 million, a decrease of approximately $11.7 million, or 12%, from approximately $97.1 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in volumes of $14.6 million, partially offset by higher rates, which resulted in an increase in total revenues of $2.9 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2019 was approximately $44.7 million, a decrease of approximately $13.3 million, or 23%, from approximately $58.0 million for the nine months ended September 30, 2018. This decrease was due to decreased supply costs of $0.9 million, a decrease of $8.2 million related to decreased volumes, and a $4.2 million change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2019 was approximately $39.8 million, a decrease of approximately $2.5 million, or 6%, from approximately $42.3 million for the nine months ended September 30, 2018, as indicated in the table below (in millions).

Change in volumes sold	$(6.3)
Change in unit margin per MMBtu	3.8
Change in retail natural gas segment retail gross margin	$(2.5)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions, service debt and pay dividends. Our liquidity requirements fluctuate with our level of customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between the settlement of payables and receivables, including the effect of bad debts, weather conditions, and our general working capital needs for ongoing operations. We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions, including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock, for the next twelve months. Estimating our liquidity requirements is highly dependent on then-current market conditions, including weather events, forward prices for natural gas and electricity, market volatility and our then existing capital structure and requirements.

We believe that the financing of any additional growth through acquisitions and/or the need for more liquidity in fourth quarter 2019 and first half of 2020 may require further equity or debt financing and/or further expansion of our Senior Credit Facility.

Liquidity Position

The following table details our available liquidity as of September 30, 2019:

($ in thousands)	September 30, 2019
Cash and cash equivalents	$42,580
Senior Credit Facility Availability (1)	63,113
Subordinated Debt Facility Availability (2)	14,496
Total Liquidity	$120,189
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2019.
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

For further discussion of our Senior Credit Facility and the Subordinated Debt Facility, see Note 10 "Debt."

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$77,085	$41,853	$35,232
Net cash used in investing activities	$(6,490)	$(23,693)	$17,203
Net cash used in financing activities	$(76,651)	$(4,783)	$(71,868)

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2019 increased by $35.2 million compared to the nine months ended September 30, 2018. The increase was primarily the result of higher net income in 2019, coupled with a decrease in the changes in working capital for the nine months ended September 30, 2019 primarily due to declines in accounts receivable and accounts payable attributable to lower sales and cost of sales during the 2019 period.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $17.2 million for the nine months ended September 30, 2019. The decrease was primarily the result of the amount paid for acquisitions during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $71.9 million for the nine months ended September 30, 2019. Cash flows used in financing activities increased primarily due to an increased net paydown of our Senior Credit Facility of $17.3 million for the nine months ended September 30, 2019 as well as an increase in payment of TRA liability of $7.6 million and distributions to non-controlling interest holders of $4.4 million, primarily due to the settlement of the TRA liability in July 2019. In addition, for the nine months ended September 30, 2018, we received proceeds from the issuance of Series A Preferred Stock of approximately $48.5 million, which did not reoccur during the nine months ended September 30, 2019.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of September 30, 2019, our Senior Credit Facility had total commitments of $217.5 million, of which $149.3 million was outstanding, including $40.3 million of outstanding letters of credit. Under the Senior Credit Facility, we have various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans. The Senior Credit Facility matures on May 19, 2021. For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 10 "Debt" in the notes to our condensed consolidated financial statements. As of September 30, 2019, we were in compliance with the covenants under our Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. See Note 10 "Debt" for additional details. As of September 30, 2019, there was $10.5 million outstanding borrowings under the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in 2021, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2019 was $109.0 million. The current variable interest rate on the facility at September 30, 2019 was 5.19%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2019 and 2018, we spent a total of $4.4 million and $2.7 million, respectively, on organic customer acquisitions. During the nine months ended September

30, 2019 and 2018, we spent a total of $13.6 million and $8.9 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2019 included $0.6 million related to information systems improvements.

Dividends and Distributions

During the nine months ended September 30, 2019, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2018, March 31, 2019, and June 30, 2019 of approximately $0.18125 per share for each dividend declaration or $7.8 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the nine months ended September 30, 2019, Spark HoldCo made corresponding distributions of $11.3 million to our non-controlling interest holders.

For the nine months ended September 30, 2019, we paid $6.1 million related to dividends to holders of Series A Preferred Stock. As of September 30, 2019, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which was paid on October 15, 2019. For the full year ended December 31, 2019, we anticipate Series A Preferred Stock dividends of $2.1875 per share, or $8.1 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2019.

On October 21, 2019, our Board of Directors declared a quarterly dividend of $0.18125 per share of the Class A common stock and $0.546875 for the Series A Preferred Stock for the third quarter of 2019. Dividend on Class A common stock will be paid on December 16, 2019 to the holders of record as of December 2, 2019, and Series A Preferred Stock dividends will be paid on January 15, 2020 to the holders of record as of January 1, 2020.

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

Tax Receivable Agreement

Prior to July 11, 2019, we were party to a TRA with affiliates. The TRA was terminated on July 11, 2019. See "— Recent Developments" above. The TRA generally provided for the payment by the Company of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realized (or was deemed to have realized in certain circumstances) in future periods. The Company retained the benefit of the remaining 15% of these tax savings.
As of each of September 30, 2019 and December 31, 2018, we had a total liability related to the TRA on our balance sheet of zero and $27.6 million, respectively. In July 2019, we terminated the TRA and paid $11.2 million to settle all obligations related to the TRA. See "— Recent Developments" above for details of the Release Agreement.

Verde Promissory Note

In January 2018, we issued an amended and restated promissory note to the sellers of the Verde Companies (the "Verde Promissory Note”). As of December 31, 2018, there was $1.0 million outstanding under the Verde Promissory Note, all of which was paid in January 2019. The note bore interest at 9% per annum, and we made monthly payments of principal and associated interest, a portion of which was deposited into an escrow account to provide security for certain indemnification claims and obligations under the Verde purchase agreement. As of September 30, 2019 and December 31, 2018, a total of $5.3 million and $7.6 million, respectively, was held in escrow for such claims.

Verde Earnout Termination Note

In January 2018, we issued a promissory note in the principal amount of $5.9 million in connection with an agreement to terminate the earnout obligations arising in connection with our acquisition of the Verde Companies (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note matured in June 2019 and bore interest at a rate of 9% per annum. Under the terms of the Verde Earnout Termination Note, we were permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters. A payment of $1.0 million was made to the seller of the Verde Companies in June 2019, and $4.9 million was withheld (the “Verde Holdback”) to be applied to indemnifiable matters. For the nine months ended September 30, 2019, approximately $0.2 million of the Verde Holdback was applied to costs incurred related to indemnifiable matters. As of September 30, 2019, $4.4 million of the Verde Holdback was classified as accrued liabilities, and $0.3 million was classified as other current liabilities related to indemnifiable matters. Interest was payable monthly on the first day of each month. As of September 30, 2019 and December 31, 2018, there was zero and $5.9 million outstanding under the Verde Earnout Termination Note, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 13 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of September 30, 2019, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 13 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain (loss) on our non-trading derivative instruments, net of cash settlements, was $25.3 million and $18.9 million for the three months ended September 30, 2019 and 2018, respectively, and $(9.1) million and $(7.3) million for the nine months ended September 30, 2019 and 2018, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2018 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2019, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 33,366 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2019 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2019 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of September 30, 2019, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 30,147 MWhs. An increase of 10% in the forward market prices from their September 30, 2019 levels would have increased the fair market value of our net non-trading energy portfolio by $0.7 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2019 levels would have decreased the fair market value of our non-trading energy derivatives by $0.7 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 68% and 69% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2019 and 2018, respectively, and 67% and 68% for the nine months ended September 30, 2019 and 2018, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of approximately 0.9% and 0.9% for the three months ended September 30, 2019 and 2018, respectively, and 0.9% and 1.0% for the nine months ended September 30, 2019 and 2018, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2019 and 2018 was approximately 2.7% and 2.8% of non-POR market retail revenues, respectively, and our bad debt expense for the nine months ended September 30, 2019 and 2018 was approximately 3.4% and 3.2% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2019.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2019, approximately $0.4 million of our total exposure of $2.7 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2019.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2019, we were co-borrowers under the Senior Credit Facility, under which $109.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2019, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million. During 2018, we entered into two interest rate swap agreements to manage interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2018 Form 10-K and that certain risk factor in our Quarterly Report on Form 10-Q for the second quarter of 2019 that states: "We cannot guarantee that our Repurchase Program will enhance shareholder value and purchases if any, could increase the volatility of the price of our Series A Preferred Stock," which are incorporated herein by reference. There has been no material change in our risk factors from those described in the 2018 Form 10-K and our Quarterly Report on Form 10-Q for the second quarter of 2019. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2019.

The following table sets forth information regarding purchases of our Series A Preferred Stock by us during the three months ended September 30, 2019 pursuant to our Repurchase Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	—	$—	$—	—
August 1 - August 31, 2019	—	—	—	—
September 1 - September 30, 2019	—	—	—	—
Total	—	$—	—	$—
(1) On May 22, 2019, the Company announced that the Board of Directors authorized the Repurchase Program to purchase shares of Series A Preferred Stock through May 20, 2020. There is no dollar limit on the amount of Series A Preferred Stock that may be purchased. The Repurchase Program does not obligate us to make any repurchases and may be suspended for periods or discontinued at any time.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.2 †	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1†	8/30/2019	001-36559
10.3	Transition and Resignation Agreement and Mutual Release of Claims, by and between Spark Energy, Inc. and Jason Garrett, dated September 25, 2019	8-K	10.1	9/27/2019	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

November 6, 2019	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)