Form 10-Q
period 2020-03-31
Spark Energy, Inc.
filed 2020-05-06
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes ☐    No ☒

There were 14,509,380 shares of Class A common stock, 20,800,000 shares of Class B common stock and 3,607,571 shares of Series A Preferred Stock outstanding as of May 4, 2020.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Report, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this Report and may include statements about expected impacts of COVID-19, business strategy and prospects for growth, customer acquisition costs, legal proceedings, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this Report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•
potential risks and uncertainties relating to the ultimate impact of COVID-19, including the geographic spread, the severity of the disease, the duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, and the potential negative impacts of COVID-19 on the global economy and financial markets;

•	changes in commodity prices;

•	the sufficiency of risk management and hedging policies and practices;

•	the impact of extreme and unpredictable weather conditions, including hurricanes and other natural disasters;

•	federal, state and local regulations, including the industry's ability to address or adapt to potentially restrictive new regulations that may be enacted by public utility commissions;

•	our ability to borrow funds and access credit markets;

•	restrictions in our debt agreements and collateral requirements;

•	credit risk with respect to suppliers and customers;

•	changes in costs to acquire customers as well as actual attrition rates;

•	accuracy of billing systems;

•	our ability to successfully identify, complete, and efficiently integrate acquisitions into our operations;

•	significant changes in, or new changes by, the independent system operators ("ISOs") in the regions we operate;

•	competition; and

•	the "Risk Factors" in our Annual Report Form 10-K for the year ended December 31, 2019, in "Item 1A— Risk Factors" of this Report, and in our other public filings and press releases.

You should review the risk factors and other factors noted throughout or incorporated by reference in this Report that could cause our actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements speak only as of the date of this Report. Unless required by law, we disclaim any obligation to publicly update or revise these statements whether as a result of new information, future events or otherwise. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,466	$56,664
Restricted cash	1,005	1,004
Accounts receivable, net of allowance for doubtful accounts of $5,935 at March 31, 2020 and $4,797 at December 31, 2019	79,801	113,635
Accounts receivable—affiliates	2,937	2,032
Inventory	264	2,954
Fair value of derivative assets	15	464
Customer acquisition costs, net	6,759	8,649
Customer relationships, net	12,676	13,607
Deposits	6,327	6,806
Renewable energy credit asset	32,504	24,204
Other current assets	10,161	6,109
Total current assets	206,915	236,128
Property and equipment, net	3,297	3,267
Fair value of derivative assets	—	106
Customer acquisition costs, net	9,072	9,845
Customer relationships, net	14,748	17,767
Deferred tax assets	30,333	29,865
Goodwill	120,343	120,343
Other assets	4,924	5,647
Total assets	$389,632	$422,968
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$34,654	$48,245
Accounts payable—affiliates	934	1,009
Accrued liabilities	35,891	37,941
Renewable energy credit liability	37,918	33,120
Fair value of derivative liabilities	26,450	19,943
Other current liabilities	1,741	1,697
Total current liabilities	137,588	141,955
Long-term liabilities:
Fair value of derivative liabilities	1,832	495
Long-term portion of Senior Credit Facility	95,000	123,000
Other long-term liabilities	197	217
Total liabilities	234,617	265,667
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,607,571 shares outstanding at March 31, 2020 and 3,707,256 shares issued and 3,677,318 shares outstanding at December 31, 2019	88,282	90,015
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,494,981 shares issued and 14,395,535 shares outstanding at March 31, 2020 and 14,478,999 shares issued and 14,379,553 shares outstanding at December 31, 2019	145	145
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 shares issued and outstanding at March 31, 2020 and 20,800,000 shares issued and outstanding at December 31, 2019	209	209
Additional paid-in capital	52,710	51,842
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	814	1,074
Treasury stock, at cost, 99,446 shares at March 31, 2020 and December 31, 2019	(2,011)	(2,011)
Total stockholders' equity	51,827	51,219
Non-controlling interest in Spark HoldCo, LLC	14,906	16,067
Total equity	66,733	67,286
Total liabilities, Series A Preferred Stock and Stockholders' equity	$389,632	$422,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Retail revenues	$166,360	$240,154
Net asset optimization revenues	321	2,552
Total Revenues	166,681	242,706
Operating Expenses:
Retail cost of revenues	118,823	195,255
General and administrative	25,676	29,476
Depreciation and amortization	8,796	12,155
Total Operating Expenses	153,295	236,886
Operating income	13,386	5,820
Other (expense)/income:
Interest expense	(1,553)	(2,223)
Interest and other income	160	189
Total other expenses	(1,393)	(2,034)
Income before income tax expense	11,993	3,786
Income tax expense	1,925	1,041
Net income	$10,068	$2,745
Less: Net income attributable to non-controlling interests	5,589	1,963
Net income attributable to Spark Energy, Inc. stockholders	$4,479	$782
Less: Dividend on Series A Preferred Stock	1,500	2,027
Net income (loss) attributable to stockholders of Class A common stock	$2,979	$(1,245)
Other comprehensive income (loss), net of tax:
Currency translation loss	$—	$(35)
Other comprehensive loss	—	(35)
Comprehensive income	$10,068	$2,710
Less: Comprehensive income attributable to non-controlling interests	5,589	1,943
Comprehensive income attributable to Spark Energy, Inc. stockholders	$4,479	$767

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.21	$(0.09)
Diluted	$0.20	$(0.09)

Weighted average shares of Class A common stock outstanding
Basic	14,381	14,135
Diluted	14,784	14,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

THREE MONTHS ENDED MARCH 31, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—		—	—	—	1,329	—	1,329	—	1,329
Restricted stock unit vesting	16	—	—	—	—	—	—	(39)	—	(39)	—	(39)
Consolidated net income	—	—	—	—	—	—	—	—	4,479	4,479	5,589	10,068
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(7,172)	(7,172)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,606)	(2,606)	—	(2,606)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Changes in ownership interest	—	—	—	—	—	—	—	(422)	—	(422)	422	—
Balance at March 31, 2020	14,495	20,800	(99)	$145	$209	$(2,011)	$(40)	$52,710	$814	$51,827	$14,906	$66,733

THREE MONTHS ENDED MARCH 31, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	63	—	—	—	—	—	—	1,071	—	1,071	—	1,071
Consolidated net income	—	—	—	—	—	—	—	—	782	782	1,963	2,745
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(14)	—	—	(14)	(21)	(35)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,770)	(3,770)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	(2,564)	—	(2,564)	—	(2,564)
Changes in ownership interest	—	—	—	—	—	—	—	1,059	—	1,059	(1,059)	—
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	46	—	46	—	46
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at March 31, 2019	14,241	20,800	(99)	$142	$209	$(2,011)	$(12)	$45,769	$62	$44,159	$41,591	$85,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$10,068	$2,745
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	8,796	12,159
Deferred income taxes	(468)	59
Stock based compensation	1,324	1,172
Amortization of deferred financing costs	250	268
Bad debt expense	2,355	3,849
Loss on derivatives, net	24,587	19,541
Current period cash settlements on derivatives, net	(16,293)	(7,106)
Other	—	(137)
Changes in assets and liabilities:
Decrease in accounts receivable	30,847	16,129
Increase in accounts receivable—affiliates	(905)	(73)
Decrease in inventory	2,690	3,643
Increase in customer acquisition costs	(1,345)	(5,789)
Increase in prepaid and other current assets	(11,967)	(5,692)
Decrease (increase) in other assets	289	(102)
Decrease in accounts payable and accrued liabilities	(10,892)	(11,322)
Decrease in accounts payable—affiliates	(75)	(18)
Increase in other current liabilities	149	390
Increase in other non-current liabilities	(21)	333
Net cash provided by operating activities	39,389	30,049
Cash flows from investing activities:
Purchases of property and equipment	(536)	(254)
Acquisition of Customers from Affiliate	—	(5,869)
Net cash used in investing activities	(536)	(6,123)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(1,222)	—
Borrowings on notes payable	75,000	64,500
Payments on notes payable	(103,000)	(93,500)
Payments on the Verde promissory note	—	(1,036)
Proceeds from disgorgement of stockholders short-swing profits	—	46
Restricted stock vesting	(39)	—
Payment of dividends to Class A common stockholders	(2,606)	(2,564)
Payment of distributions to non-controlling unitholders	(7,172)	(3,770)
Payment of Preferred Stock dividends	(2,011)	(2,027)
Payment to affiliates for acquisition of customer book	—	(10)
Net cash used in financing activities	(41,050)	(38,361)
Decrease in Cash, cash equivalents and Restricted cash	(2,197)	(14,435)
Cash, cash equivalents and Restricted cash—beginning of period	57,668	49,638
Cash, cash equivalents and Restricted cash—end of period	$55,471	$35,203
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$55	$2
Cash paid during the period for:
Interest	$1,327	$2,099
Taxes	$465	$(3,147)
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
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC") as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

Restricted Cash

As part of the acquisition of RCEs from Starion Energy, Inc., Starion NY Inc. and Starion Energy PA Inc. (collectively "Starion") in 2018, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of March 31, 2020 and December 31, 2019, the balance in the escrow account related to Starion acquisition was $1.0 million and $1.0 million, respectively. The balance remaining as of March 31, 2020 represents a holdback of amounts due to the seller for acquired customers that will be released to the seller in June 2020, subject to the conditions outlined in the asset purchase agreement.

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

In March 2020, the Board of Directors (the "Board") of the Company appointed W. Keith Maxwell III as interim Chief Executive Officer.

New Accounting Standards Recently Adopted

There have been no changes to our significant accounting policies as disclosed in our 2019 Form 10-K, except as follows:

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires entities to use a current expected credit loss ("CECL") model, which is a new impairment model based on expected losses rather than incurred losses on financial assets, including trade accounts receivables. The model requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted ASU 2016-13 and the related amendments effective January 1, 2020, and the adoption resulted in $0.6 million adjustment to retained earnings on January 1, 2020.

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued, but not yet been adopted by the Company at March 31, 2020. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). These amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect adoption of the new standard to have a material impact to our consolidated statement of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We do not expect adoption of the new standard to have a material impact to our consolidated statement of operations.

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

Revenues for electricity and natural gas sales are recognized under the accrual method when our performance obligation to a customer is satisfied, which is the point in time when the product is delivered and control of the product passes to the customer. Electricity and natural gas products may be sold as fixed-price or variable-price products. The typical length of a contract to provide electricity and/or natural gas is twelve months. Customers are billed and typically pay at least monthly, based on usage. Electricity and natural gas sales that have been delivered but not billed by period end are estimated and recorded as accrued unbilled revenues based on estimates of customer usage since the date of the last meter read provided by the utility. Volume estimates are based on forecasted volumes and estimated residential and commercial customer usage. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class (residential or commercial). Estimated amounts are adjusted when actual usage is known and billed.

The following table discloses revenue by primary geographical market, customer type, and customer credit risk profile (in thousands). The table also includes a reconciliation of the disaggregated revenue to revenue by reportable segment (in thousands).

	Reportable Segments
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$46,593	$7,054	$53,647	$76,234	$8,528	$84,762
Mid-Atlantic	45,842	15,804	61,646	66,811	21,369	88,180
Midwest	14,989	13,607	28,596	22,107	20,489	42,596
Southwest	14,344	8,127	22,471	16,940	7,676	24,616
	$121,768	$44,592	$166,360	$182,092	$58,062	$240,154

Customer type
Commercial	$40,015	$15,517	$55,532	$67,235	$19,867	$87,102
Residential	93,228	33,363	126,591	124,768	41,095	165,863
Unbilled revenue (b)	(11,475)	(4,288)	(15,763)	(9,911)	(2,900)	(12,811)
	$121,768	$44,592	$166,360	$182,092	$58,062	$240,154

Customer credit risk
POR	$84,913	$23,037	$107,950	$128,937	$28,979	$157,916
Non-POR	36,855	21,555	58,410	53,155	29,083	82,238
	$121,768	$44,592	$166,360	$182,092	$58,062	$240,154

(a) The primary markets include the following states:

•	New England - Connecticut, Maine, Massachusetts, New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

(b) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2020 and 2019, our retail revenues included gross receipts taxes of $0.3 million and $0.4 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.7 million and $2.7 million, respectively.

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder, majority shareholder and interim Chief Executive Officer holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2020 and December 31, 2019, respectively.

	The Company	Affiliated Owners
March 31, 2020	41.07%	58.93%
December 31, 2019	41.04%	58.96%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2020	2019

Net income allocated to non-controlling interest	$6,085	$993
Income tax expense (benefit) allocated to non-controlling interest	496	(970)
Net income attributable to non-controlling interest	$5,589	$1,963

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three months ended March 31, 2020, we paid $2.6 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three months ended March 31, 2020, Spark HoldCo made corresponding distributions of $3.8 million to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income (loss) per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income attributable to Spark Energy, Inc. stockholders	$4,479	$782
Less: Dividend on Series A preferred stock	1,500	2,027
Net income (loss) attributable to stockholders of Class A common stock	$2,979	$(1,245)

Basic weighted average Class A common shares outstanding	14,381	14,135
Basic income (loss) per share attributable to stockholders	$0.21	$(0.09)

Net income (loss) attributable to stockholders of Class A common stock	$2,979	$(1,245)
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Diluted net income (loss) attributable to stockholders of Class A common stock	$2,979	$(1,245)

Basic weighted average Class A common shares outstanding	14,381	14,135
Effect of dilutive Class B common stock	—	—
Effect of dilutive restricted stock units	403	—
Diluted weighted average shares outstanding	14,784	14,135

Diluted income (loss) per share attributable to stockholders	$0.20	$(0.09)

The computation of diluted earnings per share for the three months ended March 31, 2020 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,196	$56,598
Accounts receivable	79,801	113,635
Other current assets	69,419	64,476
Total current assets	203,416	234,709
Non-current assets:
Goodwill	120,343	120,343
Other assets	36,787	37,826
Total non-current assets	157,130	158,169
Total Assets	$360,546	$392,878

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$70,482	$86,097
Other current liabilities	80,107	65,863
Total current liabilities	150,589	151,960
Long-term liabilities:
Long-term portion of Senior Credit Facility	95,000	123,000
Other long-term liabilities	2,029	712
Total long-term liabilities	97,029	123,712
Total Liabilities	$247,618	$275,672

5. Preferred Stock

In May 2019, we commenced a share repurchase program (the "Repurchase Program") of our Series A Preferred Stock. The Repurchase Program allowed us to purchase our Series A Preferred Stock through May 20, 2020, and there was no dollar limit on the amount of Series A Preferred Stock that may be repurchased, nor did the Repurchase Program obligate the Company to make any repurchases.

In November 2019, we amended and extended our Repurchase Program of our Series A Preferred Stock. The Repurchase Program allows us to purchase Series A Preferred Stock through December 31, 2020, at prevailing prices, in open market or negotiated transactions, subject to market conditions, maximum share prices and other considerations. The Repurchase Program does not obligate us to make any repurchases and may be suspended at any time.

During the three months ended March 31, 2020, we repurchased 69,747 shares of Series A Preferred Stock at a weighted-average price of $17.51 per share, for a total cost of approximately $1.2 million.

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

During the three months ended March 31, 2020, we paid $2.0 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2020, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2020.

A summary of our preferred equity balance for the three months ended March 31, 2020 is as follows:

(in thousands)
Balance at December 31, 2019	$90,015
Accumulated dividends on Series A Preferred Stock	(38)
Repurchase of Series A Preferred Stock	(1,695)
Balance at March 31, 2020	$88,282

6. Derivative Instruments

We are exposed to the impact of market fluctuations in the price of electricity and natural gas, basis differences in the price of natural gas, storage charges, renewable energy credits ("RECs"), and capacity charges from independent system operators. We use derivative instruments in an effort to manage our cash flow exposure to these risks. These instruments are not designated as hedges for accounting purposes, and, accordingly, changes in the market value of these derivative instruments are recorded in the cost of revenues. As part of our strategy to optimize pricing in our natural gas related activities, we also manage a portfolio of commodity derivative instruments held for trading purposes. Our commodity trading activities are subject to limits within our Risk Management Policy. For these derivative instruments, changes in the fair value are recognized currently in earnings in net asset optimization revenues.
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2020 and December 31, 2019, we had paid $1.6 million and $1.7 million, respectively, in collateral. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2020	December 31, 2019
Natural Gas	MMBtu	4,510	6,130
Natural Gas Basis	MMBtu	5	42
Electricity	MWh	4,678	6,015
Trading

Commodity	Notional	March 31, 2020	December 31, 2019
Natural Gas	MMBtu	154	204
Natural Gas Basis	MMBtu	—	—

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Loss on non-trading derivatives, net	$(24,533)	$(19,803)
(Loss) gain on trading derivatives, net	(54)	262
Loss on derivatives, net	(24,587)	(19,541)
Current period settlements on non-trading derivatives (1)	16,609	8,125
Current period settlements on trading derivatives	(1)	(100)
Total current period settlements on derivatives	$16,608	$8,025

(1) Excludes settlements of $(0.3) million and $(0.9) million, respectively, for the three months ended March 31, 2020 and 2019 related to power call options.
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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$2,647	$(2,632)	$15	$—	$15
Trading commodity derivatives	2	(2)	—	—	—
Total Current Derivative Assets	2,649	(2,634)	15	—	15
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$2,649	$(2,634)	$15	$—	$15

	March 31, 2020
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(39,814)	$11,809	$(28,005)	$1,555	$(26,450)
Trading commodity derivatives	(126)	126	—	—	—
Total Current Derivative Liabilities	(39,940)	11,935	(28,005)	1,555	(26,450)
Non-trading commodity derivatives	(2,634)	796	(1,838)	6	(1,832)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,634)	796	(1,838)	6	(1,832)
Total Derivative Liabilities	$(42,574)	$12,731	$(29,843)	$1,561	$(28,282)

	December 31, 2019
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$570	$(275)	$295	$—	$295
Trading commodity derivatives	170	(1)	169	—	169
Total Current Derivative Assets	740	(276)	464	—	464
Non-trading commodity derivatives	333	(227)	106	—	106
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	333	(227)	106	—	106
Total Derivative Assets	$1,073	$(503)	$570	$—	$570

	December 31, 2019
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(34,434)	$12,859	$(21,575)	$1,632	$(19,943)
Trading commodity derivatives	(194)	194	—	—	—
Total Current Derivative Liabilities	(34,628)	13,053	(21,575)	1,632	(19,943)
Non-trading commodity derivatives	(1,951)	1,422	(529)	34	(495)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(1,951)	1,422	(529)	34	(495)
Total Derivative Liabilities	$(36,579)	$14,475	$(22,104)	$1,666	$(20,438)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2020	December 31, 2019
Information technology	2 – 5	$22,595	$22,005
Furniture and fixtures	2 – 5	1,802	1,802
Total		24,397	23,807
Accumulated depreciation		(21,100)	(20,540)
Property and equipment—net		$3,297	$3,267
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of March 31, 2020 and December 31, 2019, information technology includes $0.2 million and $0.6 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.6 million and $0.7 million, respectively, for the three months ended March 31, 2020 and 2019.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2020	December 31, 2019
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$64,083	$64,083
Accumulated amortization	(42,760)	(40,231)
Customer relationships—Acquired & Non-Compete Agreements, net	$21,323	$23,852
Customer relationships—Other
Cost	$17,056	$17,056
Accumulated amortization	(10,955)	(9,534)
Customer relationships—Other, net	$6,101	$7,522
Trademarks
Cost	$7,570	$8,502
Accumulated amortization	(2,139)	(2,794)
Trademarks, net	$5,431	$5,708

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2019	$120,343	$23,852	$7,522	$5,708
Additions	—	—	—	—
Amortization	—	(2,529)	(1,421)	(277)
Balance at March 31, 2020	$120,343	$21,323	$6,101	$5,431

Estimated future amortization expense for customer relationships and trademarks at March 31, 2020 is as follows (in thousands):

Year ending December 31,
2020 (remaining nine months)	$10,490
2021	13,142
2022	6,194
2023	605
2024	404
> 5 years	2,020
Total	$32,855

9. Debt
Debt consists of the following amounts as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Long-term debt:
Senior Credit Facility (1) (2)	95,000	123,000
Total long-term debt	95,000	123,000
Total debt	$95,000	$123,000
(1) As of March 31, 2020 and December 31, 2019, the weighted average interest rate on the Senior Credit Facility was 4.14% and 4.71%, respectively.
(2) As of March 31, 2020 and December 31, 2019, we had $35.2 million and $37.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.0 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively. Of these amounts, $0.9 million and $0.9 million are recorded in other current assets, and $0.1 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Senior Credit Facility	$911	$1,442
Verde promissory note	—	141
Letters of credit fees and commitment fees	392	368
Amortization of deferred financing costs	250	268
Subordinated debt	—	4
Interest Expense	$1,553	$2,223

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $217.5 million as of March 31, 2020. Subject to applicable sublimits and terms of the Senior Credit Facility, as amended, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and bridge loans (“Bridge Loans”) for the purpose of partial funding for acquisitions. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of our Class A common stock and Series A Preferred Stock.

The Senior Credit Facility will mature on May 19, 2021, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Bridge Loan sublimit, if any, will be repaid 25% per year on a quarterly basis (or 6.25% per quarter), with the remainder due at maturity. As of March 31, 2020, there was zero Bridge Loans outstanding.

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

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of March 31, 2020, we were in compliance with our various covenants under the Senior Credit Facility.

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

As of March 31, 2020, and December 31, 2019, there was zero outstanding under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
March 31, 2020
Non-trading commodity derivative assets	$—	$15	$—	$15
Trading commodity derivative assets	—	—	—	—
Total commodity derivative assets	$—	$15	$—	$15
Non-trading commodity derivative liabilities	$—	$(28,282)	$—	$(28,282)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$—	$(28,282)	$—	$(28,282)

	Level 1	Level 2	Level 3	Total
December 31, 2019
Non-trading commodity derivative assets	$—	$401	$—	$401
Trading commodity derivative assets	—	169	—	169
Total commodity derivative assets	$—	$570	$—	$570
Non-trading commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2020 and the year ended December 31, 2019.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2020 and December 31, 2019, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.6 million and $0.2 million, respectively.

11. Income Taxes

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

As of March 31, 2020, we had a net deferred tax asset of $30.3 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2020 and 2019 was 16.1% and 27.5%, respectively. The effective tax rate for the three months ended March 31, 2020 reflects the corporate U.S. federal statutory tax rate of 21%, applied to the mix of earnings between corporate and partnership income, offset by the tax effect of Series A Preferred Stock dividends. Total income tax expense for the three months ended March 31, 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interests. The effective tax rate includes a rate benefit attributable to the fact that Spark HoldCo operates as a limited liability company treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
12. Commitments and Contingencies

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

Consumer Rate Lawsuits

Similar to other energy service companies ("ESCOs") operating in the industry, from time-to-time, the Company is subject to several class action lawsuits in various jurisdictions where the Company sells natural gas and electricity, such actions alleging consumers paid higher rates than they would have if they stayed with the default utility.

Janet Rolland, et al v. Spark Energy, LLC is a purported class action originally filed on April 19, 2017 in the United States District Court for the District of New Jersey alleging that Spark Energy, LLC charged a variable rate that was higher than permitted by its terms of service, resulting in breach of contract and violation of the duty of good faith and fair dealing. Plaintiffs alleged claims under the New Jersey Consumer Fraud Act and Illinois Consumer Fraud and Deceptive Business Practices Act. The case seeks to certify a putative nationwide class of all Spark variable rate electricity customers from April 19, 2011 to the present. The relief sought includes unspecified actual damages, refunds, treble damages and punitive damages for the putative class, injunctive relief, attorneys’ fees and costs of suit. Spark obtained dismissal with prejudice of the New Jersey Consumer Fraud Act claim and has sought dismissal of the Illinois Consumer Fraud and Deceptive Business Practices Act claim and other claims. Discovery is ongoing in this matter. In April 2020, the Judge granted a 75 day stay order to allow the parties to work on mediation. The Company will participate in mediation to see if there is a cost-efficient way to settle this matter; however, Spark denies the allegations asserted by Plaintiffs and intends to vigorously defend this matter. Given the ongoing discovery and current stage of this matter, we cannot predict the outcome of this case at this time.

Katherine Veilleux, et. al. v. Electricity Maine LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean, and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC ("Electricity Maine"), an entity acquired by Spark Holdco in mid-2016, enrolled customers and conducted advertising, and promotions not in compliance with law. Plaintiffs seek damages for themselves and the purported class, injunctive relief, restitution, and attorneys' fees. The parties have presented a settlement agreement for preliminary approval to the court, which we expect the court to review in second quarter of 2020.

Jurich v. Verde Energy USA, Inc. is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. The parties have reached a class settlement in this matter, which received final court approval, and an order of dismissal on February 24, 2020. Settlement claims’ administration is continuing. The Company believes it has full indemnity coverage, net of tax benefit, for any actual exposure in this case at this time.

Telemarketing Lawsuits

Similar to other ESCOs operating in the industry, from time-to-time, the Company is subject to class actions in various jurisdictions where the Company sells energy, such actions alleging consumers received calls in violation of federal and/or state telemarketing laws.

Albrecht v. Oasis Power, LLC is a putative nationwide class action that was filed on February 12, 2018 in the United States District Court for the Northern District of Illinois, alleging that Oasis made illegal prerecorded telemarketing calls, including auto-dialed calls, to consumers’ mobile phones, in violation of the Telephone Consumer Protection Act ("TCPA") and the Illinois Automatic Telephone Dialers Act ("ATDA"). Plaintiff sought an injunction requiring Oasis to cease all unsolicited calling activities, an award of statutory and trebled damages under the TCPA and the ATDA, as well as costs and attorney’s fees. The parties have reached a class settlement on behalf of Oasis and other affiliated brands in the amount of $7.0 million, which received final court approval on February 6, 2020. Settlement claims’ administration has commenced and is continuing.

Richardson et. al. v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act ("TCPA") by placing marketing calls using an automatic telephone dialing system ("ATDS") or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Following discovery and dispositive motions, the Verde Companies received a favorable ruling on summary judgment with the court agreeing with the Verde Companies that the call system used in this case was not an ATDS as defined by the TCPA. Plaintiffs subsequently amended their petition eliminating their ATDS claim and including a class based on failure to comply with the National Do Not Call registry. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. The parties reached a settlement in this matter. On January 17, 2020, the court approved the Parties’ preliminary settlement and settlement claims’ administration has commenced. Final court approval is scheduled for May 27, 2020.

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC ("NG&E") and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys’ fees. This case went to trial during the first two weeks of March 2020 and all material has been submitted to the Judge for his decision. Given the trial was in Manhattan, New York, which has been under a shelter-in-place order, we are not able to predict when we receive a final decision on this matter. Spark and NG&E deny the allegations asserted by Plaintiffs have vigorously defended this matter; however, we cannot predict the outcome or consequences of this case at this time.

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

Connecticut. Spark Energy, LLC ("SE LLC") has been working with the Connecticut Public Utilities Regulatory Authority ("PURA") regarding compliance with requirements implemented in 2016 that customer bills include any changes to existing rates effective for the next billing cycle. SE LLC and other ESCOs in Connecticut have agreed to submit to a proceeding offering amnesty to ESCOs that self-report violations and offer to voluntarily remit refunds to customers. Spark has remitted its report of potential customers who would be eligible for refunds under the amnesty program and submitted its confidential settlement proposal along with SE LLC’s commitment, subject to certain conditions. PURA has completed its review and audit and issued a final decision on March 31, 2020 regarding SE LLC’s amnesty payment, which SE LLC will comply with and pay in May 2020.

Illinois, Spark Energy, LLC received a verbal inquiry from the Illinois Commerce Commission ("ICC") and the Illinois Attorney General ("IAG") on January 1, 2020 seeking to understand an increase in complaints from Illinois consumers. The Company met with the ICC and the IAG in February 2020 and plan to discuss a compliance plan to ensure its sales are in compliance with Illinois regulations. The parties also discussed possible restitution payments to any customers impacted by sales not in compliance with Illinois regulations. The Company is currently working with both regulators on this matter.

Maine. In early 2018, Staff of the Maine Public Utilities Commission (“Maine PUC”) issued letters to Electricity Maine seeking information about customer complaints principally associated with door-to-door (“D2D”) sales practices. In late July 2018, the Maine PUC issued an Order to Show Cause and Electricity Maine responded in mid-August 2018. The Commission scheduled a procedural conference in early 2019 that resulted in no intervenors other than participation as a party by the Maine Office of Public Advocate. At the conference, the parties agreed on a procedural schedule, including a one-day evidentiary hearing. Following post-hearing discovery, Initial and Reply Briefs were filed on August 30, 2019 and September 10, 2019, respectively. The Maine PUC hearing examiner released its report in April 2020 alleging failures of compliance related to enrollment and marketing practices by Electricity Maine. The Company agreed that the best resolution to this matter was a $1.0 million settlement, to be paid over a two-year period, which will provide consumer relief and assistance for those who have energy needs related to the COVID-19 pandemic. This settlement is pending approval by the PUC.

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

Ohio. Verde Energy USA Ohio, LLC (“Verde Ohio”) was the subject of a formal investigation by the Public Utilities Commission of Ohio (“PUCO”) initiated on April 16, 2019. The investigation asserted that Verde Ohio may have violated Ohio’s retail energy supplier regulations. Verde Ohio voluntary suspended door-to-door marketing in Ohio in furtherance of settlement negotiations with the PUCO Staff. On September 6, 2019, Verde Ohio and PUCO Staff executed and filed with PUCO a Joint Stipulation and Recommendation for PUCO’s review and approval, which sets forth agreed settlement terms, which includes a $1.7 million in refunds to customers and a penalty of $0.7 million. The settlement approved by PUCO on February 26, 2020, and the Joint Stipulation and Recommendation resolves all of the issues raised in the investigation. The parties are working together to agree on the process of providing refunds to customers. The Ohio Officer of Consumer Counsel has contested this settlement, and has initiated discovery requests to Verde Ohio as well as contesting Verde Ohio’s license renewal.
In addition, in September of 2019, the Ohio Attorney General (“OAG”) alleged that Verde Ohio had violated its Consumer Sales Practice Act and Do Not Call regulations. Verde Ohio is cooperating and responding to the OAG’s document requests; however, at this time, the Company cannot predict the outcome of this matter.

Pennsylvania. Verde Energy USA, Inc. (“Verde”) is the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserts that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and work with the PPUC cooperatively. The Company has provided a settlement term sheet to the PPUC and the parties are working cooperatively together on a resolution and settlement; however, currently, the Company cannot predict the outcome at this time.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2013 to 2019 for which we may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of March 31, 2020 and December 31, 2019, we had accrued $23.8 million and $29.2 million, respectively, related to litigation and regulatory matters and $2.1 million and $1.8 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
13. Transactions with Affiliates
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
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated (to)/from affiliates was $(0.2) million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Accounts Receivable and Payable—Affiliates
As of March 31, 2020 and December 31, 2019, we had current accounts receivable—affiliates of $2.9 million and $2.0 million, respectively, and current accounts payable—affiliates of $0.9 million and $1.0 million, respectively.
Revenues and Cost of Revenues—Affiliates

Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 related to affiliated sales were $0.5 million and $1.2 million, respectively.
Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 related to affiliated purchases were $0.2 million and less than $0.1 million, respectively. These amounts are presented as net on the condensed consolidated statements of operations.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2020 and 2019, Spark HoldCo made distributions to affiliates of our Founder of $3.8 million and $3.8 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the three months ended March 31, 2020 and 2019, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $3.4 million and zero, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

Proceeds from Disgorgement of Stockholder Short-swing Profits

During the three months ended March 31, 2020 and 2019, we received zero and less than $0.1 million, respectively, cash for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount received in 2019 was recorded as an increase to additional paid-in capital in our condensed consolidated balance sheet as of March 31, 2019.

Subordinated Debt Facility

In June 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of March 31, 2020 and December 31, 2019, there was zero in outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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

14. Segment Reporting
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

For the three months ended March 31, 2020 and 2019, we recorded asset optimization revenues of $6.4 million and $23.4 million and asset optimization cost of revenues of $6.1 million and $20.8 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$11,993	$3,786
Interest and other income	(160)	(189)
Interest expense	1,553	2,223
Operating income	13,386	5,820
Depreciation and amortization	8,796	12,155
General and administrative	25,676	29,476
Less:
Net asset optimization revenues	321	2,552
Net, loss on non-trading derivative instruments	(24,533)	(19,803)
Net, Cash settlements on non-trading derivative instruments	16,609	8,125
Retail Gross Margin	$55,461	$56,577

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$121,768	$44,592	$321	$—	$166,681
Retail cost of revenues	100,383	18,440	—	—	118,823
Less:
Net asset optimization expenses	—	—	321	—	321
Net, loss on non-trading derivative instruments	(24,386)	(147)	—	—	(24,533)
Current period settlements on non-trading derivatives	14,965	1,644	—	—	16,609
Retail Gross Margin	$30,806	$24,655	$—	$—	$55,461
Total Assets at March 31, 2020	$2,622,259	$862,873	$336,218	$(3,431,718)	$389,632
Goodwill at March 31, 2020	$117,813	$2,530	$—	$—	$120,343

Three Months Ended March 31, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$182,092	$58,062	$2,552	$—	$242,706
Retail cost of revenues	165,888	29,367	—	—	195,255
Less:
Net asset optimization revenues	—	—	2,552	—	2,552
Net, (loss) gain on non-trading derivative instruments	(21,942)	2,139	—	—	(19,803)
Current period settlements on non-trading derivatives	8,173	(48)	—	—	8,125
Retail Gross Margin	$29,973	$26,604	$—	$—	$56,577
Total Assets at December 31, 2019	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill at December 31, 2019	$117,813	$2,530	$—	$—	$120,343

15. Subsequent Events

Declaration of Dividends

On April 21, 2020, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on June 1, 2020, which will be paid on June 15, 2020.

On April 21, 2020, we also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on July 1, 2020. The dividend will be paid on July 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2019 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020. Results of operations and cash flows for the three months ended March 31, 2020 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2020, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•
Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2020 and 2019, approximately 73% and 76%, respectively, of our retail revenues were derived from the sale of electricity.

•
Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2020 and 2019, approximately 27% and 24%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Appointment of Interim Chief Executive Officer and Chief Operating Officer

Effective March 12, 2020, our Board of Directors appointed W. Keith Maxwell III as interim Chief Executive Officer and appointed Kevin McMinn as Chief Operating Officer.

Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement

On March 30, 2020, we entered into Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark HoldCo, LLC (the “Amendment”). The Amendment amends the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 15, 2017, as amended (the “Third Restated LLC Agreement”), to revise the definition of Assumed Tax Liability and Special Assumed Tax Liability, which terms are used in the Third Restated LLC Agreement to determine the amount of cash that is distributed to members of Spark HoldCo, including the Company.

COVID-19

The recent outbreak of the novel Coronavirus ("COVID-19") is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. Some industries have been impacted more severely than others.

In response to the COVID-19 pandemic, the Company deployed a remote working strategy that enables certain employees to work from home, provided timely communication to team members and customers, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations. Although the Company ceased door-to-door sales activities and is closely monitoring bad debt as a result of the COVID-19 pandemic, for the first quarter of 2020, the Company had no material impact to its business, financial condition or results of operations.

We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict at this time whether COVID-19 will have a material impact on our operations, business, financial condition, liquidity or results of operations going forward. Please see “Item 1A—Risk Factors” in this Report.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three months ended March 31, 2020:

RCEs:
(In thousands)	December 31, 2019	Additions	Attrition	March 31, 2020	% Increase (Decrease)
Retail Electricity	533	16	(89)	460	(14)%
Retail Natural Gas	139	5	(19)	125	(10)%
Total Retail	672	21	(108)	585	(13)%

The following table details our count of RCEs by geographical location as of March 31, 2020:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	183	40%	25	20%	208	35%
Mid-Atlantic	166	36%	44	35%	210	36%
Midwest	50	11%	36	29%	86	15%
Southwest	61	13%	20	16%	81	14%
Total	460	100%	125	100%	585	100%

The geographical locations noted above include the following states:

•	New England - Connecticut, Maine, Massachusetts and New Hampshire;

•	Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;

•	Midwest - Illinois, Indiana, Michigan and Ohio; and

•	Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

Across our market areas, we have operated under a number of different retail brands. We currently operate under seven retail brands. During 2019, we began consolidating our brands and billing systems in an effort to simplify our business operations where practical. Our goal is to continue our efforts to reduce the number of separate brands throughout 2020.

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

Organic Sales

Our organic sales strategies are designed to offer competitive pricing, price certainty, and/or green product offerings to residential and commercial customers. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price offered by the local regulated utility. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that provides customer value and satisfies our profitability objectives. We develop marketing campaigns using a combination of sales channels. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired targets. During the first quarter of 2020, we added approximately 21,000 RCEs through our various organic sales channels.

Due to the COVID-19 pandemic, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders prohibiting energy services companies from door-to-door marketing during the pandemic, which has restricted one of the manners we use to market for organic sales. The Company has ceased door-to-door marketing activities in all markets regardless of states' regulations and is unable to predict when we will resume door-to-door marketing. This may cause our customer book to decrease if we are unable to replace customer attrition in the ordinary course of business through other marketing channels, such as online and telemarketing. We are unable to predict the ultimate effect of these orders on our organic sales at this time. Please see “Item 1A—Risk Factors” in this Report.

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

As described above, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Accordingly, as long as these orders are in effect, we expect to incur reduced costs for those door to door marketing activities. However, we may incur increased costs through other manners of marketing. We are unable to predict the ultimate impact of these orders on our customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this Report.”

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves and (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2020 and 2019 was 5.7% and 5.4%, respectively.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our overall customer attrition, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic. Those orders may cause our attrition to be lower than what it would be otherwise. We are unable to predict the ultimate impact of these actions on overall customer attrition at this time. Please see “Item 1A—Risk Factors” in this Report.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2020 and 2019 was 3.3% and 4.2%, respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets in late 2019 have led to an improvement in the bad debt expense over the past several months. We have also been able to collect on debts that were previously written off, which have further reduced our bad debt expense during the three months ended March 31, 2020.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. Please see “Item 1A—Risk Factors” in this Report.

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

During the first quarter of 2020, we experienced a milder than anticipated winter season across many of our markets, which negatively impacted overall customer usage. This was offset by that was offset by increased margins as a result of the shift away from C&I customers to a primarily residential customer base and lower commodity prices due to reduced demand for commodities during the period. These factors had a positive impact on our electricity and natural unit margins in the first quarter of 2020.

Due to the COVID-19 pandemic, we are experiencing changes in customer demand that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy with regard to our load forecasts. Please see “Item 1A—Risk Factors” in this Report.

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

Net asset optimization resulted in a gain of $0.3 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

Non-GAAP Performance Measures

We use the non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Adjusted EBITDA	$30,300	$25,063
Retail Gross Margin	$55,461	$56,577

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

•
our compliance with financial debt covenants. (Refer to Note 9 "Debt" to Part I, Item 1 of this Report for discussion of the material terms of our Senior Credit Facility, including the covenant requirements for our Minimum Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio, and Maximum Senior Secured Leverage Ratio.)

The GAAP measures most directly comparable to Adjusted EBITDA are net (loss) income and net cash provided by (used in) operating activities. The following table presents a reconciliation of Adjusted EBITDA to these GAAP measures for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of Adjusted EBITDA to Net income:
Net income	$10,068	$2,745
Depreciation and amortization	8,796	12,155
Interest expense	1,553	2,223
Income tax expense	1,925	1,041
EBITDA	22,342	18,164
Less:
Net, loss on derivative instruments	(24,587)	(19,541)
Net cash settlements on derivative instruments	16,608	8,025
Customer acquisition costs	1,345	5,789
Plus:
Non-cash compensation expense	1,324	1,172
Adjusted EBITDA	$30,300	$25,063

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$39,389	$30,049
Amortization of deferred financing costs	(250)	(268)
Bad debt expense	(2,355)	(3,849)
Interest expense	1,553	2,223
Income tax expense	1,925	1,041
Changes in operating working capital
Accounts receivable, prepaids, current assets	(17,975)	(10,364)
Inventory	(2,690)	(3,643)
Accounts payable and accrued liabilities	10,818	10,950
Other	(115)	(1,076)
Adjusted EBITDA	$30,300	$25,063
Cash Flow Data:
Cash flows provided by operating activities	$39,389	$30,049
Cash flows used in investing activities	$(536)	$(6,123)
Cash flows used in financing activities	$(41,050)	$(38,361)

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation of Retail Gross Margin to Operating income:
Operating income	$13,386	$5,820
Plus:
Depreciation and amortization	8,796	12,155
General and administrative expense	25,676	29,476
Less:
Net asset optimization revenues	321	2,552
Loss on non-trading derivative instruments	(24,533)	(19,803)
Cash settlements on non-trading derivative instruments	16,609	8,125
Retail Gross Margin	$55,461	$56,577
Retail Gross Margin - Retail Electricity Segment	$30,806	$29,973
Retail Gross Margin - Retail Natural Gas Segment	$24,655	$26,604

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

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

(In Thousands)	Three Months Ended March 31,
	2020	2019
Revenues:
Retail revenues	$166,360	$240,154
Net asset optimization (expense) revenues	321	2,552
Total Revenues	166,681	242,706
Operating Expenses:
Retail cost of revenues	118,823	195,255
General and administrative expense	25,676	29,476
Depreciation and amortization	8,796	12,155
Total Operating Expenses	153,295	236,886
Operating income	13,386	5,820
Other (expense)/income:
Interest expense	(1,553)	(2,223)
Interest and other income	160	189
Total other expense	(1,393)	(2,034)
Income before income tax expense	11,993	3,786
Income tax expense	1,925	1,041
Net income	$10,068	$2,745
Other Performance Metrics:
Adjusted EBITDA (1)	$30,300	$25,063
Retail Gross Margin (1)	$55,461	$56,577
Customer Acquisition Costs	$1,345	$5,789
Average Monthly RCE Attrition	5.7%	5.4%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Total Revenues. Total revenues for the three months ended March 31, 2020 were approximately $166.7 million, a decrease of approximately $76.0 million, or 31%, from approximately $242.7 million for the three months ended March 31, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of milder weather and a smaller C&I customer book in the first quarter of 2020 as compared to the first quarter of 2019, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(67.1)
Change in natural gas volumes sold	(13.9)
Change in electricity unit revenue per MWh	6.8
Change in natural gas unit revenue per MMBtu	0.4
Change in net asset optimization revenue	(2.2)
Change in total revenues	$(76.0)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2020 was approximately $118.8 million, a decrease of approximately $76.5 million, or 39%, from approximately $195.3 million for the three months ended March 31, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of milder weather and a smaller C&I customer book in 2020, a decrease in natural gas and electricity unit cost per MWh and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(56.0)
Change in natural gas volumes sold	(7.6)
Change in electricity unit cost per MWh	(5.2)
Change in natural gas unit cost per MMBtu	(4.0)
Change in value of retail derivative portfolio	(3.7)
Change in retail cost of revenues	$(76.5)

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2020 was approximately $25.7 million, a decrease of approximately $3.8 million, or 13%, as compared to $29.5 million for the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in bad debt expense due to increased collection efforts, timely billing and credit monitoring, decrease in sales and marketing costs due to limitation of our door-to-door strategy, offset by an increase in legal fees in the first quarter of 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2020 was approximately $8.8 million, a decrease of approximately $3.4 million, or 28%, from approximately $12.2 million for the three months ended March 31, 2019. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2020 was approximately $1.3 million, a decrease of approximately $4.5 million, or 78%, from approximately $5.8 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease in organic customer acquisitions as we make efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

	Three Months Ended March 31,
	2020	2019
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$121,768	$182,092
Retail Cost of Revenues	100,383	165,888
Less: Net loss on non-trading derivatives, net of cash settlements	(9,421)	(13,769)
Retail Gross Margin (1) — Electricity	$30,806	$29,973
Volumes — Electricity (MWhs)	1,091,425	1,728,083
Retail Gross Margin (2) — Electricity per MWh	$28.23	$17.35

Retail Natural Gas Segment
Total Revenues	$44,592	$58,062
Retail Cost of Revenues	18,440	29,367
Less: Net gain on non-trading derivatives, net of cash settlements	1,497	2,091
Retail Gross Margin (1) — Gas	$24,655	$26,604
Volumes — Gas (MMBtus)	5,282,299	6,951,610
Retail Gross Margin (2) — Gas per MMBtu	$4.67	$3.83

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2020 were approximately $121.8 million, a decrease of approximately $60.3 million, or 33%, from approximately $182.1 million for the three months ended March 31, 2019. This decrease was largely due to lower volumes sold, resulting in a decrease of $67.1 million as a result of milder weather and a smaller C&I customer book in 2020. This decrease was partially offset by higher retail electricity prices as a result of the decrease of C&I RCEs as a total percentage of our customer book, which resulted in an increase of $6.8 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2020 were approximately $100.4 million, a decrease of approximately $65.5 million, or 39%, from approximately $165.9 million for the three months ended March 31, 2019. This decrease was primarily due to fewer C&I customers, resulting in a decrease of $56.0 million, a decrease in supply costs of $5.2 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $4.3 million.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2020 was approximately $30.8 million, an increase of approximately $0.8 million, or 3%, from approximately $30.0 million for the three months ended March 31, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(11.0)
Change in unit margin per MWh	11.8
Change in retail electricity segment retail gross margin	$0.8

Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2020 were approximately $44.6 million, a decrease of approximately $13.5 million, or 23%, from approximately $58.1 million for the three months ended March 31, 2019. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $13.9 million, offset by an increase in retail natural gas rates, which resulted in an increase in total revenues of $0.4 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2020 were approximately $18.4 million, a decrease of $11.0 million, or 37%, from approximately $29.4 million for the three months ended March 31, 2019. This decrease was primarily due to lower volumes resulting in a decrease of $7.6 million, lower natural gas prices, which resulted in a decrease of $4.0 million, offset by a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $0.6 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2020 was approximately $24.7 million, a decrease of approximately $1.9 million, or 7%, from approximately $26.6 million for the three months ended March 31, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(6.4)
Change in unit margin per MMBtu	4.5
Change in retail natural gas segment retail gross margin	$(1.9)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions, service debt and pay dividends. Our liquidity requirements fluctuate with our level of customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between the settlement of payables and receivables, including the effect of bad debts, weather conditions, and our general working capital needs for ongoing operations. We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions, including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock, for the next twelve months. Estimating our liquidity requirements is highly dependent on then-current market conditions, including impacts of the COVID-19 pandemic, weather events, forward prices for natural gas and electricity, market volatility and our then existing capital structure and requirements.

We believe that the financing of any additional growth through acquisitions and/or the need for more liquidity in the remainder of 2020 may require further equity or debt financing and/or further expansion of our Senior Credit Facility.

Liquidity Position

The following table details our available liquidity as of March 31, 2020:

($ in thousands)	March 31, 2020
Cash and cash equivalents	$54,466
Senior Credit Facility Availability (1)	72,356
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$151,822
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2020.
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

For further discussion of our Senior Credit Facility and the Subordinated Debt Facility, see Note 9 "Debt."

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$39,389	$30,049	$9,340
Net cash used in investing activities	$(536)	$(6,123)	$5,587
Net cash used in financing activities	$(41,050)	$(38,361)	$(2,689)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2020 increased by $9.3 million compared to the three months ended March 31, 2019. The increase was primarily the result of higher net income in 2020, and a decrease in the changes in working capital for the three months ended March 31, 2020 primarily due to declines in accounts receivable and accounts payable during the three months ended March 31, 2020.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $5.6 million for the three months ended March 31, 2020. The decrease was primarily the result of the amount paid for acquisitions during the three months ended March 31, 2019 with no corresponding acquisition payments during the three months ended March 31, 2020.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $2.7 million for the three months ended March 31, 2020. Cash flows used in financing activities increased primarily due to an increase in distributions to non-controlling interest holders of $3.4 million, offset by a decreased net paydown of our Senior Credit Facility of $1.0 million for the three months ended March 31, 2020 and a decrease of $1.0 million related to a Verde Promissory Note payments made during the three months ended March 31, 2019, which did not reoccur during the three months ended March 31, 2020. In addition, for the three months ended March 31, 2020, we repurchased $1.2 million of Series A Preferred Stock through our repurchase program, which did not occur during the three months ended March 31, 2019.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of March 31, 2020, we had total commitments of $217.5 million, of which $130.2 million was outstanding, including $35.2 million of outstanding letters of credit. Under the Senior Credit Facility, we have various limits on advances for Working Capital Loans, Letters of Credit and Bridge Loans. The Senior Credit Facility matures on May 19, 2021. For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements. As of March 31, 2020, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2020, we had availability to borrow up to $72.4 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. See Note 9 "Debt" for additional details. As of March 31, 2020, there was zero outstanding borrowings under the Subordinated Debt Facility, and could borrow up to $25.0 million under the Subordinated Debt Facility, dependent on our Founder's willingness and ability to lend.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in May 2021, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2020 was $95.0 million. The current variable interest rate on the facility at March 31, 2020 was 4.14%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2020 and 2019, we spent a total of $1.3 million and $5.8 million, respectively, on organic customer acquisitions. Our ability to grow our customer base organically or by acquisition is important to our success as we experience ongoing customer attrition each period.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2020 and 2019 included $0.5 million and $0.3 million, respectively, related to information systems improvements.

Dividends and Distributions

During the three months ended March 31, 2020, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2019 of approximately $0.18125 per share or $2.6 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three months ended March 31, 2020, Spark HoldCo made corresponding distributions of $3.8 million to our non-controlling interest holders.

For the three months ended March 31, 2020, we paid $2.0 million related to dividends to holders of Series A Preferred Stock. As of March 31, 2020, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which was paid on April 15, 2020. For the full year ended December 31, 2020, at the stated dividend rate of the Series A Preferred Stock of $2.1875 per share, we would be required to pay dividends of $7.9 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2020.

On April 21, 2020, our Board of Directors declared a quarterly dividend of $0.18125 per share of the Class A common stock and $0.546875 for the Series A Preferred Stock for the first quarter of 2020. Dividends on Class A common stock will be paid on June 15, 2020 to the holders of record as of June 1, 2020, and Series A Preferred Stock dividends will be paid on July 15, 2020 to the holders of record as of July 1, 2020.

Our ability to pay dividends in the future will depend on many factors, including potential impacts of COVID-19, the performance of our business and restrictions under our Senior Credit Facility. If our business does not generate sufficient cash for Spark HoldCo to make distributions to us to fund our Class A common stock and Series A Preferred Stock dividends, we may have to borrow to pay such amounts or temporarily suspend the dividends. Further, even if our business generates cash in excess of our current annual dividend (of $0.725 per share on our Class A common stock), we may reinvest such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. Our future dividend policy is within the discretion of our Board of Directors and will depend upon the results of our operations, our financial condition, capital requirements and investment opportunities.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. At this time, we have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral or how long the increased levels of collateral may endure. Please see “Item 1A—Risk Factors” in this Report.

Off-Balance Sheet Arrangements
As of March 31, 2020, we had no material "off-balance sheet arrangements."

Related Party Transactions

For a discussion of related party transactions, see Note 13 "Transactions with Affiliates" to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2019 Form 10-K. There have been no changes to these policies and estimates since the date of our 2019 Form 10-K.

Refer to Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" to Part I, Item 1 of this Report for a discussion on recent accounting pronouncements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of March 31, 2020, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net loss on our non-trading derivative instruments, net of cash settlements, was $7.9 million and $11.7 million for the three months ended March 31, 2020 and 2019, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2019 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2020, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 32,222 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2020 levels would have increased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2020 levels would have decreased the fair market value of our non-trading energy derivatives by $0.1 million. As of March 31, 2020, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 41,474 MWhs. An increase of 10% in the forward market prices from their March 31, 2020 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.6 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2020 levels would have increased the fair market value of our non-trading energy derivatives by $0.6 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 65% and 66% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2020 and 2019, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.0% and 0.9%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2020 and 2019 was approximately 3.3% and 4.2% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2020.
The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Please see “Item 1A—Risk Factors” in this Report.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2020, approximately $0.1 million of our total exposure of $0.9 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2020.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2020, we were co-borrowers under the Senior Credit Facility, under which $95.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2020, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2019 Form 10-K. There has been no material change in our risk factors from those described in the 2019 Form 10-K, except as described below. The COVID-19 pandemic could increase the significance of the risks previously disclosed in our 2019 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.

The recent outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. The extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.

We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. As of March 31, 2020, customers in non-POR markets represented approximately 35% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for several billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

In addition, the current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. These actions taken by regulatory agencies and governmental authorities may impact our financial results, cash flow and liquidity and the duration of these changes are unknown. At this time, we are unable to predict the impact that this or other related events may have on our collection efforts due to non-payment.

Our financial results may be adversely impacted by weather conditions; changes in consumer demand.

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

In addition, due to the COVID-19 pandemic, we are experiencing changes in customer demand that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy with regard to our load forecasts.

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

Due to the COVID-19 pandemic, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders prohibiting energy services companies from door-to-door marketing during the pandemic, which has restricted one of the channels we use to market for organic sales. The Company has ceased door-to-door marketing activities in all markets regardless of states' regulations. This may cause our customer book to decrease if we are unable to replace customer attrition in the ordinary course of business through other marketing channels such as online and telemarketing. We are unable to predict the duration or the impact of the sales moratorium on our financial results, cash flow and liquidity.

Any increased collateral requirements in connection with our supply activities may restrict our liquidity.

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

In addition, due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. At this time, we have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral or how long the increased levels of collateral may endure.

The effectiveness of our operations and future growth depend in part on the amount of cash and letters of credit available to enter into or maintain these contracts. The cost of these arrangements may be affected by changes in credit markets, such as interest rate spreads in the cost of financing between different levels of credit ratings. Although we currently have ample liquidity to address any increased collateral requirements, these liquidity requirements may be greater than we anticipate or are able to meet.

Pursuant to our cash dividend policy, we distribute a portion of our cash through regular quarterly dividends on our Class A common stock and Series A Preferred Stock, and our ability to grow and make acquisitions with cash on hand could be limited.

Pursuant to our cash dividend policy, we have historically distributed and intend in the future to distribute, a portion of our cash through regular quarterly dividends to holders of our Class A common stock and dividends on our Series A Preferred Stock. As such, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations, and we may have to rely upon external financing sources, including the issuance of debt, equity securities, convertible subordinated notes and borrowings under our Senior Credit Facility and Subordinated Facility. These sources may not be available, and our ability to grow and maintain our business may be limited.

Due to the COVID-19 pandemic, we may have liquidity needs that would prevent us from continuing our historical practice as it relates to the payment of dividends on our Class A common stock and Series A Preferred Stock. The primary factors that would lead to a change in the dividend policy would be decreased liquidity due to a decreasing customer book, bad debt associated with the policies adopted by state and regulatory authorities, and increased collateral requirements from suppliers. At this time, we cannot predict the impact the pandemic will have on our ability to continue to pay shareholder dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

The following table sets forth information regarding purchases of our Series A Preferred Stock by us during the three months ended March 31, 2020 pursuant to our Repurchase Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—	$—	—	—
February 1 - February 29, 2020	2,822	25.00	2,822	—
March 1 - March 31, 2020	66,925	17.20	66,925	—
Total	69,747	$17.51	69,747	—
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

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1 †	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III	8-K	10.1	3/19/2020	001-36559
10.2 †	Indemnification Agreement, dated as of March 17, 2020, by and between Spark Energy, Inc. and Kevin McMinn	8-K	10.2	3/19/2020	001-36559
10.3 †	Employment Agreement, effective as of March 23, 2020, by and between Spark Energy, Inc. and Kevin McMinn	8-K	10.1	3/25/2020	001-36559
10.4 †	Transition and Resignation Agreement and Mutual Release of Claims, dated March 19, 2020, by and between Spark Energy, Inc. and Nathan Kroeker	8-K	10.2	3/25/2020	001-36559

10.5	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC	8-K	10.1	4/3/2020	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
** Furnished herewith
# The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request
† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

May 6, 2020	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)