Form 10-Q
period 2020-06-30
Spark Energy, Inc.
filed 2020-08-05
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
         Yes ☐ No ☒

There were 14,672,432 shares of Class A common stock, 20,800,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of August 3, 2020.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Report, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this Report and may include statements about expected impacts of COVID-19, business strategy and prospects for growth, customer acquisition costs, legal proceedings, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this Report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•potential and evolving risks and uncertainties relating to COVID-19, including the geographic spread, the severity of the disease, the scope and duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, and the potential for continuing negative impacts of COVID-19 on economies and financial markets;
•changes in commodity prices;
•the sufficiency of risk management and hedging policies and practices;
•the impact of extreme and unpredictable weather conditions, including hurricanes and other natural disasters;
•federal, state and local regulations, including the industry's ability to address or adapt to potentially restrictive new regulations that may be enacted by public utility commissions;
•our ability to borrow funds and access credit markets;
•restrictions in our debt agreements and collateral requirements;
•credit risk with respect to suppliers and customers;
•changes in costs to acquire customers as well as actual attrition rates;
•accuracy of billing systems;
•our ability to successfully identify, complete, and efficiently integrate acquisitions into our operations;
•significant changes in, or new changes by, the independent system operators ("ISOs") in the regions we operate;
•competition; and
•the "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in "Item 1A— Risk Factors" of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$78,618	$56,664
Restricted cash	1,006	1,004
Accounts receivable, net of allowance for doubtful accounts of $6,299 at June 30, 2020 and $4,797 at December 31, 2019	68,043	113,635
Accounts receivable—affiliates	4,148	2,032
Inventory	972	2,954
Fair value of derivative assets	312	464
Customer acquisition costs, net	10,382	8,649
Customer relationships, net	12,159	13,607
Deposits	6,086	6,806
Renewable energy credit asset	12,175	24,204
Other current assets	7,623	6,109
Total current assets	201,524	236,128
Property and equipment, net	2,779	3,267
Fair value of derivative assets	221	106
Customer acquisition costs, net	2,049	9,845
Customer relationships, net	11,729	17,767
Deferred tax assets	28,890	29,865
Goodwill	120,343	120,343
Other assets	4,477	5,647
Total assets	$372,012	$422,968
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$31,979	$48,245
Accounts payable—affiliates	717	1,009
Accrued liabilities	38,289	37,941
Renewable energy credit liability	18,696	33,120
Fair value of derivative liabilities	11,282	19,943
Other current liabilities	1,461	1,697
Total current liabilities	102,424	141,955
Long-term liabilities:
Fair value of derivative liabilities	408	495
Long-term portion of Senior Credit Facility	100,000	123,000
Other long-term liabilities	73	217
Total liabilities	202,905	265,667
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,567,543 shares outstanding at June 30, 2020 and 3,707,256 shares issued and 3,677,318 shares outstanding at December 31, 2019	87,288	90,015
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,771,878 shares issued and 14,672,432 shares outstanding at June 30, 2020 and 14,478,999 shares issued and 14,379,553 shares outstanding at December 31, 2019	148	145
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 shares issued and outstanding at June 30, 2020 and 20,800,000 shares issued and outstanding at December 31, 2019	209	209
Additional paid-in capital	53,409	51,842
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	7,275	1,074
Treasury stock, at cost, 99,446 shares at June 30, 2020 and December 31, 2019	(2,011)	(2,011)
Total stockholders' equity	58,990	51,219
Non-controlling interest in Spark HoldCo, LLC	22,829	16,067
Total equity	81,819	67,286
Total liabilities, Series A Preferred Stock and Stockholders' equity	$372,012	$422,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Retail revenues	$128,618	$177,805	$294,978	$417,959
Net asset optimization (expense) revenues	(82)	(56)	239	2,496
Total Revenues	128,536	177,749	295,217	420,455
Operating Expenses:
Retail cost of revenues	65,605	158,759	184,428	354,014
General and administrative	21,331	37,247	47,007	66,723
Depreciation and amortization	8,010	10,312	16,806	22,467
Total Operating Expenses	94,946	206,318	248,241	443,204
Operating income	33,590	(28,569)	46,976	(22,749)
Other (expense)/income:
Interest expense	(1,193)	(1,995)	(2,746)	(4,218)
Interest and other income	53	494	213	683
Total other expenses	(1,140)	(1,501)	(2,533)	(3,535)
Income before income tax expense	32,450	(30,070)	44,443	(26,284)
Income tax expense (benefit)	5,673	(4,586)	7,598	(3,545)
Net income (loss)	$26,777	$(25,484)	$36,845	$(22,739)
Less: Net income (loss) attributable to non-controlling interests	15,618	(18,369)	21,207	(16,406)
Net income (loss) attributable to Spark Energy, Inc. stockholders	$11,159	$(7,115)	$15,638	$(6,333)
Less: Dividends on Series A Preferred Stock	2,039	2,027	3,539	4,054
Net income (loss) attributable to stockholders of Class A common stock	$9,120	$(9,142)	$12,099	$(10,387)
Other comprehensive income (loss), net of tax:
Currency translation loss		$(63)	$—	$(98)
Other comprehensive loss	—	(63)	—	(98)
Comprehensive income (loss)	$26,777	$(25,547)	$36,845	$(22,837)
Less: Comprehensive income (loss) attributable to non-controlling interests	15,618	(18,407)	21,207	(16,464)
Comprehensive income (loss) attributable to Spark Energy, Inc. stockholders	$11,159	$(7,140)	$15,638	$(6,373)

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.63	$(0.64)	$0.84	$(0.73)
Diluted	$0.62	$(0.73)	$0.83	$(0.73)

Weighted average shares of Class A common stock outstanding
Basic	14,558	14,246	14,469	14,191
Diluted	14,763	35,046	14,569	34,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Six Months Ended June 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—		—	—	—	1,772	—	1,772	—	1,772
Restricted stock unit vesting	293	—	—	3	—	—	—	(915)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	15,638	15,638	21,207	36,845
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(13,735)	(13,735)
Dividends paid to Class A common stockholders ($0.3625 per share)	—	—	—	—	—	—	—	—	(5,265)	(5,265)	—	(5,265)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(3,539)	(3,539)	—	(3,539)
Changes in ownership interest	—	—	—	—	—	—	—	710	—	710	(710)	—
Balance at June 30, 2020	14,772	20,800	(99)	$148	$209	$(2,011)	$(40)	$53,409	$7,275	$58,990	$22,829	$81,819

Three Months Ended June 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2020	14,495	20,800	(99)	$145	$209	$(2,011)	$(40)	$52,710	$814	$51,827	$14,906	$66,733
Stock based compensation	—	—	—	—	—	—	—	443	—	443	—	443
Restricted stock unit vesting	277	—	—	3	—	—	—	(876)	—	(873)	—	(873)
Consolidated net income	—	—	—	—	—	—	—	—	11,159	11,159	15,618	26,777
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(6,563)	(6,563)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,659)	(2,659)	—	(2,659)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,039)	(2,039)	—	(2,039)
Changes in Ownership Interest	—	—	—	—	—	—	—	1,132	—	1,132	(1,132)	—
Balance at June 30, 2020	14,772	20,800	(99)	$148	$209	$(2,011)	$(40)	$53,409	$7,275	$58,990	$22,829	$81,819

Six Months Ended June 30, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	301	—	—	—	—	—	—	2,511	—	2,511	—	2,511
Restricted stock unit vesting	—	—	—	3	—	—	—	(1,107)	—	(1,104)	—	(1,104)
Consolidated net loss	—	—	—	—	—	—	—	—	(6,333)	(6,333)	(16,406)	(22,739)
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(40)	—	—	(40)	(58)	(98)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(7,978)	(7,978)
Dividends paid to Class A common stockholders ($0.3625 per share)	—	—	—	—	—	—	—	(5,170)	—	(5,170)	—	(5,170)
Changes in ownership interest	—	—	—	—	—	—	—	1,912	—	1,912	(1,912)	—
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	(2,029)	(2,027)	(4,056)	—	(4,056)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	55	—	55	—	55
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(38)	$42,329	$(7,053)	$33,581	$18,124	$51,705

Three Months Ended June 30, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2019	14,241	20,800	(99)	$142	$209	$(2,011)	$(12)	$45,769	$62	$44,159	$41,591	$85,750
Stock based compensation	238	—	—	—	—	—	—	1,440	—	1,440	—	1,440
Restricted stock unit vesting	—	—	—	3	—	—	—	(1,107)	—	(1,104)	—	(1,104)
Consolidated Net loss	—	—	—	—	—	—	—	—	(7,115)	(7,115)	(18,369)	(25,484)
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(26)	—	—	(26)	(37)	(63)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,208)	(4,208)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	(2,606)	—	(2,606)	—	(2,606)
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	(2,029)	—	(2,029)	—	(2,029)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	9	—	9	—	9
Changes in ownership interest	—	—	—	—	—	—	—	853	—	853	(853)	—
Balance at June 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(38)	$42,329	$(7,053)	$33,581	$18,124	$51,705
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$36,845	$(22,739)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	16,806	22,480
Deferred income taxes	975	(4,527)
Stock based compensation	1,814	2,432
Amortization of deferred financing costs	490	505
Bad debt expense	3,733	6,015
Loss on derivatives, net	16,466	54,997
Current period cash settlements on derivatives, net	(26,256)	(19,891)
Other	—	(399)
Changes in assets and liabilities:
Decrease in accounts receivable	41,225	41,171
Increase in accounts receivable—affiliates	(2,116)	(1,324)
Decrease in inventory	1,981	1,858
Increase in customer acquisition costs	(1,556)	(9,185)
Decrease in prepaid and other current assets	10,901	11,545
Decrease (increase) in other assets	459	(786)
Decrease in accounts payable and accrued liabilities	(30,393)	(30,391)
(Decrease) increase in accounts payable—affiliates	(292)	11
Increase (decrease) in other current liabilities	846	(792)
(Decrease) increase in other non-current liabilities	(145)	49
Net cash provided by operating activities	71,783	51,029
Cash flows from investing activities:
Purchases of property and equipment	(579)	(460)
Acquisition of Customers from Affiliate	—	(5,913)
Net cash used in investing activities	(579)	(6,373)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(2,157)	(111)
Borrowings on notes payable	250,000	118,500
Payments on notes payable	(273,000)	(164,000)
Payments on the Verde promissory note	—	(2,036)
Proceeds from disgorgement of stockholders short-swing profits	—	55
Restricted stock vesting	(1,107)	(1,348)
Payment of dividends to Class A common stockholders	(5,265)	(5,170)
Payment of distributions to non-controlling unitholders	(13,735)	(7,540)
Payment of Preferred Stock dividends	(3,984)	(4,054)
Payment to affiliates for acquisition of customer book	—	(10)
Net cash used in financing activities	(49,248)	(65,714)
Increase (decrease) in Cash, cash equivalents and Restricted cash	21,956	(21,058)
Cash, cash equivalents and Restricted cash—beginning of period	57,668	49,638
Cash, cash equivalents and Restricted cash—end of period	$79,624	$28,580
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$79	$4
Holdback for Verde Note—Indemnified Matters	$—	$4,900
Cash paid during the period for:
Interest	$2,307	$3,723
Taxes	$987	$1,440

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

Restricted Cash

As part of the acquisition of RCEs from Starion Energy, Inc., Starion NY Inc. and Starion Energy PA Inc. (collectively "Starion") in 2018, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of June 30, 2020 and December 31, 2019, the balance in the escrow account related to the Starion acquisition was $1.0 million and $1.0 million, respectively. The balance remaining as of June 30, 2020 represents a holdback of amounts due to the seller for acquired customers that was released to the seller in July 2020, subject to the conditions outlined in the asset purchase agreement.

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

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued, but not yet been adopted by the Company at June 30, 2020. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

	Reportable Segments
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$40,161	$2,729	$42,890	$67,905	$3,152	$71,057
Mid-Atlantic	38,743	5,929	44,672	54,503	5,334	59,837
Midwest	14,506	4,191	18,697	17,473	4,736	22,209
Southwest	18,845	3,514	22,359	20,895	3,807	24,702
	$112,255	$16,363	$128,618	$160,776	$17,029	$177,805

Customer type
Commercial	$29,408	$7,290	$36,698	$59,699	$8,834	$68,533
Residential	78,909	14,965	93,874	97,419	16,516	113,935
Unbilled revenue (b)	3,938	(5,892)	(1,954)	3,658	(8,321)	(4,663)
	$112,255	$16,363	$128,618	$160,776	$17,029	$177,805

Customer credit risk
POR	$73,694	$8,376	$82,070	$110,270	$7,928	$118,198
Non-POR	38,561	7,987	46,548	50,506	9,101	59,607
	$112,255	$16,363	$128,618	$160,776	$17,029	$177,805

	Reportable Segments
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$86,754	$9,783	$96,537	$144,139	$11,680	$155,819
Mid-Atlantic	84,585	21,733	106,318	121,314	26,703	148,017
Midwest	29,495	17,798	47,293	39,580	25,225	64,805
Southwest	33,189	11,641	44,830	37,835	11,483	49,318
	$234,023	$60,955	$294,978	$342,868	$75,091	$417,959

Customer type
Commercial	69,423	22,807	$92,230	$126,934	$28,701	$155,635
Residential	172,137	48,328	220,465	222,187	57,611	279,798
Unbilled revenue (b)	(7,537)	(10,180)	(17,717)	(6,253)	(11,221)	(17,474)
	$234,023	$60,955	$294,978	$342,868	$75,091	$417,959

Customer credit risk
POR	$158,607	$31,413	$190,020	$239,207	$41,223	$280,430
Non-POR	75,416	29,542	104,958	103,661	33,868	137,529
	$234,023	$60,955	$294,978	$342,868	$75,091	$417,959

(a) The primary markets include the following states:

•New England - Connecticut, Maine, Massachusetts, New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

(b) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended June 30, 2020 and 2019, our retail revenues included gross receipts taxes of $0.4 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.4 million and $1.8 million, respectively. During the six months ended June 30, 2020 and 2019, our retail revenues included gross receipts taxes of $0.7 million and $0.8 million, respectively, and our retail cost of revenues included gross receipts taxes of $3.1 million and $4.5 million, respectively.

Accounts receivables and Allowance for Credit Losses

We adopted ASU 2016-13 effective January 1, 2020. See "New Accounting Standards Recently Adopted" in Note 2 "Basis of Presentation" for more details.

The Company conducts business in many utility service markets where the local regulated utility purchases our receivables, and then becomes responsible for billing the customer and collecting payment from the customer (“POR programs”). These POR programs result in substantially all of the Company’s credit risk being linked to the applicable utility, which generally has an investment-grade rating, and not to the end-use customer. The Company monitors the financial condition of each utility and currently believes its receivables are collectible.

In markets that do not offer POR programs or when the Company chooses to directly bill its customers, certain receivables are billed and collected by the Company. The Company bears the credit risk on these accounts and records an appropriate allowance for doubtful accounts to reflect any losses due to non-payment by customers. The Company’s customers are individually insignificant and geographically dispersed in these markets. The Company writes off customer balances when it believes that amounts are no longer collectible and when it has exhausted all means to collect these receivables.

For trade accounts receivables, the Company accrues an allowance for doubtful accounts by business segment by pooling customer accounts receivables based on similar risks characteristics, such as customer type, geography, aging analysis, payment terms, and related macro-economic factors. Expected credit loss exposure is evaluated for each of our accounts receivables pools. Expected credits losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. The Company writes off accounts receivable balances against the allowance for doubtful accounts when the accounts receivable is deemed to be uncollectible.

A rollforward of our allowance for credit losses for the six months ended June 30, 2020 are presented in the table below (in thousands):

Balance 12/31/19	$(4,797)
Impact of adoption of ASC 326	(633)
Current period bad debt provision	(3,134)
Write-offs	2,707
Recovery of previous write offs	(442)
Balance 6/30/20	$(6,299)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder, majority shareholder and interim Chief Executive Officer holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at June 30, 2020 and December 31, 2019, respectively.

	The Company	Affiliated Owners
June 30, 2020	41.53%	58.47%
December 31, 2019	41.04%	58.96%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss) allocated to non-controlling interest	$17,723	$(18,888)	$23,808	$(17,895)
Income tax expense (benefit) allocated to non-controlling interest	2,105	(519)	2,601	(1,489)
Net income (loss) attributable to non-controlling interest	$15,618	$(18,369)	$21,207	$(16,406)

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the six months ended June 30, 2020, we paid $5.3 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the six months ended June 30, 2020, Spark HoldCo made corresponding distributions of $7.5 million to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Spark Energy, Inc. stockholders	$11,159	$(7,115)	$15,638	$(6,333)
Less: Dividends on Series A preferred stock	2,039	2,027	3,539	4,054
Net income (loss) attributable to stockholders of Class A common stock	$9,120	$(9,142)	$12,099	$(10,387)

Basic weighted average Class A common shares outstanding	14,558	14,246	14,469	14,191
Basic income (loss) per share attributable to stockholders	$0.63	$(0.64)	$0.84	$(0.73)

Net income (loss) attributable to stockholders of Class A common stock	$9,120	$(9,142)	$12,099	$(10,387)
Effect of conversion of Class B common stock to shares of Class A common stock	—	(16,557)	—	(15,242)
Diluted net income (loss) attributable to stockholders of Class A common stock	$9,120	$(25,699)	$12,099	$(25,629)

Basic weighted average Class A common shares outstanding	14,558	14,246	14,469	14,191
Effect of dilutive Class B common stock	—	20,800	—	20,800
Effect of dilutive restricted stock units	205	—	100	—
Diluted weighted average shares outstanding	14,763	35,046	14,569	34,991

Diluted income (loss) per share attributable to stockholders	$0.62	$(0.73)	$0.83	$(0.73)

The computation of diluted earnings per share for the three and six months ended June 30, 2020 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$78,149	$56,598
Accounts receivable	68,043	113,635
Other current assets	53,006	64,476
Total current assets	199,198	234,709
Non-current assets:
Goodwill	120,343	120,343
Other assets	25,367	37,826
Total non-current assets	145,710	158,169
Total Assets	$344,908	$392,878

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$70,242	$86,097
Other current liabilities	47,913	65,863
Total current liabilities	118,155	151,960
Long-term liabilities:
Long-term portion of Senior Credit Facility	100,000	123,000
Other long-term liabilities	481	712
Total long-term liabilities	100,481	123,712
Total Liabilities	$218,636	$275,672

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

In May 2020, we initiated a tender offer to purchase up to 1,000,000 shares of our Series A Preferred Stock. In June 2020, we accepted for purchase 36,827 shares of the Series A Preferred Stock at a purchase price of $22.00 per share, for an aggregate purchase price of approximately $0.8 million.

During the three months ended June 30, 2020, we repurchased 40,028 shares of Series A Preferred Stock at a weighted-average price of $26.49 per share (including shares purchased through the tender offer described above), for a total cost of approximately $1.0 million. During the six months ended June 30, 2020, we repurchased 109,775 shares of Series A Preferred Stock at a weighted-average price of $20.79 per share (including shares purchased through the tender offer described above), for a total cost of approximately $2.3 million.

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

During the three and six months ended June 30, 2020, we paid $2.0 million and $4.0 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2020, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 15, 2020.

A summary of our preferred equity balance for the six months ended June 30, 2020 is as follows:

(in thousands)
Balance at December 31, 2019	$90,015
Accumulated dividends on Series A Preferred Stock	(60)
Repurchase of Series A Preferred Stock	(2,667)
Balance at June 30, 2020	$87,288

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2020 and December 31, 2019, we had paid $0.6 million and $1.7 million, respectively, in collateral. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

•Forward contracts, which commit us to purchase or sell energy commodities in the future;
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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	June 30, 2020	December 31, 2019
Natural Gas	MMBtu	2,820	6,130
Natural Gas Basis	MMBtu	—	42
Electricity	MWh	3,479	6,015
Trading

Commodity	Notional	June 30, 2020	December 31, 2019
Natural Gas	MMBtu	299	204
Natural Gas Basis	MMBtu	—	—

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019
Gain (loss) on non-trading derivatives, net	$7,964	$(35,466)
Gain on trading derivatives, net	157	10
Gain (loss) on derivatives, net	8,121	(35,456)
Current period settlements on non-trading derivatives	$10,055	$12,788
Current period settlements on trading derivatives	(91)	(19)
Total current period settlements on derivatives	$9,964	$12,769

	Six Months Ended June 30,
	2020	2019
Loss on non-trading derivatives, net	$(16,569)	$(55,269)
Gain on trading derivatives, net	103	272
Loss on derivatives, net	(16,466)	(54,997)
Current period settlements on non-trading derivatives (1)	$26,664	$20,913
Current period settlements on trading derivatives	(92)	(119)
Total current period settlements on derivatives	$26,572	$20,794
(1) Excludes settlements of $(0.3) million and $(0.9) million, respectively, for the six months ended June 30, 2020 and 2019 related to power call options.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	June 30, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,526	$(1,288)	$238	$—	$238
Trading commodity derivatives	75	(1)	74	—	74
Total Current Derivative Assets	1,601	(1,289)	312	—	312
Non-trading commodity derivatives	946	(725)	221	—	221
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	946	(725)	221	—	221
Total Derivative Assets	$2,547	$(2,014)	$533	$—	$533

	June 30, 2020
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(23,334)	$11,467	$(11,867)	$585	$(11,282)
Trading commodity derivatives	(166)	166	—	—	—
Total Current Derivative Liabilities	(23,500)	11,633	(11,867)	585	(11,282)
Non-trading commodity derivatives	(488)	80	(408)	—	(408)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(488)	80	(408)	—	(408)
Total Derivative Liabilities	$(23,988)	$11,713	$(12,275)	$585	$(11,690)

	December 31, 2019
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$570	$(275)	$295	$—	$295
Trading commodity derivatives	170	(1)	169	—	169
Total Current Derivative Assets	740	(276)	464	—	464
Non-trading commodity derivatives	333	(227)	106	—	106
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	333	(227)	106	—	106
Total Derivative Assets	$1,073	$(503)	$570	$—	$570

	December 31, 2019
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(34,434)	$12,859	$(21,575)	$1,632	$(19,943)
Trading commodity derivatives	(194)	194	—	—	—
Total Current Derivative Liabilities	(34,628)	13,053	(21,575)	1,632	(19,943)
Non-trading commodity derivatives	(1,951)	1,422	(529)	34	(495)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(1,951)	1,422	(529)	34	(495)
Total Derivative Liabilities	$(36,579)	$14,475	$(22,104)	$1,666	$(20,438)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	June 30, 2020	December 31, 2019
Information technology	2 – 5	$22,663	$22,005
Furniture and fixtures	2 – 5	1,802	1,802
Total		24,465	23,807
Accumulated depreciation		(21,686)	(20,540)
Property and equipment—net		$2,779	$3,267
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of June 30, 2020 and December 31, 2019, information technology includes $0.2 million and $0.6 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.6 million and $0.5 million, respectively, for the three months ended June 30, 2020 and 2019 and $1.2 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	June 30, 2020	December 31, 2019
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$64,083	$64,083
Accumulated amortization	(45,030)	(40,231)
Customer relationships—Acquired & Non-Compete Agreements, net	$19,053	$23,852
Customer relationships—Other
Cost	$17,056	$17,056
Accumulated amortization	(12,221)	(9,534)
Customer relationships—Other, net	$4,835	$7,522
Trademarks
Cost	$7,570	$8,502
Accumulated amortization	(2,417)	(2,794)
Trademarks, net	$5,153	$5,708

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2019	$120,343	$23,852	$7,522	$5,708
Additions	—	—	—	—
Amortization	—	(4,799)	(2,687)	(555)
Balance at June 30, 2020	$120,343	$19,053	$4,835	$5,153

Estimated future amortization expense for customer relationships and trademarks at June 30, 2020 is as follows (in thousands):

Year ending December 31,
2020 (remaining six months)	$6,676
2021	13,142
2022	6,194
2023	605
2024	404
> 5 years	2,020
Total	$29,041

9. Debt
Debt consists of the following amounts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Long-term debt:
Senior Credit Facility (1) (2)	$100,000	$123,000
Total long-term debt	100,000	123,000
Total debt	$100,000	$123,000
(1) As of June 30, 2020 and December 31, 2019, the weighted average interest rate on the Senior Credit Facility was 3.43% and 4.71%, respectively.
(2) As of June 30, 2020 and December 31, 2019, we had $35.0 million and $37.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $0.9 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively. Of these amounts, $0.9 million and $0.9 million are recorded in other current assets, and zero and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Senior Credit Facility	$516	$1,179	$1,427	$2,621
Verde promissory note	—	89	—	230
Letters of credit fees and commitment fees	437	490	829	858
Amortization of deferred financing costs	240	237	490	505
Subordinated debt	—	—	—	4
Interest Expense	$1,193	$1,995	$2,746	$4,218

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”). As further described below, on July 31, 2020, the Company entered into the Fourth Amendment to its Senior Credit Facility (the “Fourth Amendment”).

Prior to the Fourth Amendment and subject to applicable sub-limits and terms of the Senior Credit Facility, borrowings were available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and bridge loans (“Bridge Loans”) for the purpose of partial funding for acquisitions. Prior to the Fourth Amendment, the Senior Credit Facility matured in May 2021.

On July 31, 2020, the Company entered into the Fourth Amendment, which, among other things, extended the maturity date and decreased the maximum borrowing capacity under the Senior Credit Facility to $187.5 million. Pursuant to the Fourth Amendment, the Senior Credit Facility will mature on July 31, 2022, and all amounts outstanding thereunder will be payable on the maturity date. The Fourth Amendment revised the Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio and Maximum Senior Secured Leverage Ratio. Additionally, the Fourth Amendment eliminated Bridge Loans, and provided for Share Buyback Loans (“Share Buyback Loans”) of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock. Share Buyback Loans are on a non-revolving basis. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the

Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of our Class A common stock and Series A Preferred Stock.
Prior to the Fourth Amendment and at our election, the interest rate for Working Capital Loans and Letters of Credit under the Senior Credit Facility was generally determined by reference to the Eurodollar rate plus an applicable margin of up to 3.00% per annum (based on the prevailing utilization) or an alternate base rate plus an applicable margin of up to 2.00% per annum (based on the prevailing utilization). Pursuant to the Senior Credit Facility, as amended by the Fourth Amendment, the interest rate for Working Capital Loans and Letters of Credit under the Senior Credit Facility is generally determined by reference to the Eurodollar rate plus an applicable margin of up to 3.25% per annum (based on the prevailing utilization) or an alternate base rate plus an applicable margin of up to 2.25% per annum (based on the prevailing utilization). The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

Prior to the Fourth Amendment, Bridge Loan borrowings, if any, under the Senior Credit Facility were generally determined by reference to the Eurodollar rate plus an applicable margin of 3.75% per annum, or the alternate base rate plus an applicable margin of 2.75% per annum.

Borrowings under the Senior Credit Facility, as amended by the Fourth Amendment, for Share Buyback Loans, are generally determined by reference to the Eurodollar rate plus an applicable margin of 4.50% per annum or the alternate base rate plus an applicable margin of 3.50% per annum.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. Prior to the Fourth Amendment, the Fixed Charge Coverage Ratio was defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense (other than interest paid-in-kind in respect of certain subordinated debt but including interest in respect of that certain promissory note made by CenStar Energy Corp. ("CenStar") in connection with the permitted acquisition from Verde Energy USA Holdings, LLC), letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, the aggregate amount of repurchases of our Class A common stock, Series A Preferred Stock, or commitments for such purchases, taxes and scheduled amortization payments. Prior to the Fourth Amendment, the Senior Credit Facility permitted, upon satisfaction of a Step-Down Condition (as defined below), for the Company to elect to reduce the minimum required Fixed Charge Coverage Ratio from 1.25 to 1.00 to 1.10 to 1.00 for a period of one year. A Step-Down Condition was defined as the consummation on or after May 7, 2019 by the Company of share buybacks of its Series A Preferred Stock with an aggregate purchase price not less than $10.0 million. Pursuant to the Fourth Amendment, the Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA.

•Maximum Total Leverage Ratio. Prior to the Fourth Amendment, we were required to maintain a ratio of total indebtedness (excluding eligible subordinated debt and letter of credit obligations) to Adjusted EBITDA of no more than 2.50 to 1.00. Following the Fourth Amendment, we must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) plus 50% of the effective amount of letter of credit obligations attributable to performance standby letters of credit to (b) Adjusted EBITDA. Pursuant to the Fourth Amendment, letters of credit obligations will be excluded from the calculation.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of June 30, 2020, we were in compliance with our various covenants under the Senior Credit Facility.

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

Prior to the Fourth Amendment, we were entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock and were entitled to repurchase up to an aggregate amount of 10,000,000 shares of our Class A common stock, and up to $92.7 million of Series A Preferred Stock through one or more normal course open market purchases through NASDAQ so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Pursuant to the Fourth Amendment, the Company is entitled to repurchase up to an aggregate amount of 8,000,000 shares of our Class A common stock, or up to an aggregate of $80.0 million in the aggregate of Class A common stock and Series A Preferred Stock under share buyback loans (subject to the terms and conditions thereof).

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

Subordinated Debt Facility

In June 2019, the Company entered into an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility amended and restated the Subordinated Promissory Note, dated as of

December 27, 2016, by and among the Company, Spark HoldCo and Retailco, solely to extend the maturity date from July 1, 2020 to December 31, 2021.

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

As of June 30, 2020, and December 31, 2019, there were no outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
June 30, 2020
Non-trading commodity derivative assets	$19	$440	$—	$459
Trading commodity derivative assets	—	74	—	74
Total commodity derivative assets	$19	$514	$—	$533
Non-trading commodity derivative liabilities	$—	$(11,690)	$—	$(11,690)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$—	$(11,690)	$—	$(11,690)

	Level 1	Level 2	Level 3	Total
December 31, 2019
Non-trading commodity derivative assets	$—	$401	$—	$401
Trading commodity derivative assets	—	169	—	169
Total commodity derivative assets	$—	$570	$—	$570
Non-trading commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
We had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2020 and the year ended December 31, 2019.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of June 30, 2020 and December 31, 2019, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.2 million and $0.2 million, respectively.

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

As of June 30, 2020, we had a net deferred tax asset of $28.9 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended June 30, 2020 and 2019 was 17.5% and 15.3%, respectively. The effective U.S. federal and state income tax rate for the six months ended June 30, 2020 and 2019 was 17.1% and 13.5%, respectively. The effective tax rate for the three and six months ended June 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest’s taxable income.
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

Janet Rolland, et al v. Spark Energy, LLC is a purported class action originally filed on April 19, 2017 in the United States District Court for the District of New Jersey alleging that Spark Energy, LLC charged a variable rate that was higher than permitted by its terms of service, resulting in breach of contract and violation of the duty of good faith and fair dealing. Plaintiffs alleged claims under the New Jersey Consumer Fraud Act and Illinois Consumer Fraud and Deceptive Business Practices Act. The case seeks to certify a putative nationwide class of all Spark variable rate electricity customers from April 19, 2011 to the present. The relief sought includes unspecified actual damages, refunds, treble damages and punitive damages for the putative class, injunctive relief, attorneys’ fees and costs of suit. Spark obtained dismissal with prejudice of the New Jersey Consumer Fraud Act claim and has sought dismissal of the Illinois Consumer Fraud and Deceptive Business Practices Act claim and other claims. Discovery is ongoing in this matter. In April 2020, the Judge granted a stay and mediation is scheduled for August 29, 2020. Spark continues to deny the allegations asserted by Plaintiffs and intends to vigorously defend this matter. Given the ongoing discovery and current stage of this matter, we cannot predict the outcome of this case at this time.

Katherine Veilleux, et. al. v. Electricity Maine LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean, and Emile Clavet is a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC ("Electricity Maine"), an entity acquired by Spark Holdco in mid-2016, enrolled customers and conducted advertising, and promotions allegedly not in compliance with law. Plaintiffs seek damages for themselves and the purported class, injunctive relief, restitution, and attorneys' fees. The parties participated in mediation in July 2019 and reached a settlement. The court granted preliminary approval of that settlement on May 13, 2020. The claims administration process pursuant to the settlement began on June 12, 2020.

Jurich v. Verde Energy USA, Inc. is a class action originally filed on March 3, 2015 in the United States District Court for the District of Connecticut and subsequently re-filed on October 8, 2015 in the Superior Court of Judicial District of Hartford, State of Connecticut. The Amended Complaint asserts that the Verde Companies charged rates in violation of its contracts with Connecticut customers and alleges (i) violation of the Connecticut Unfair Trade Practices Act, Conn. Gen. Stat. §§ 42-110a et seq., and (ii) breach of the covenant of good faith and fair dealing. Plaintiffs are seeking unspecified actual and punitive damages for the class and injunctive relief. As part of an agreement in connection with the acquisition of the Verde Companies, the seller of the Verde Companies is handling this matter as it was an indemnified matter in the original sale to the Company. This matter has concluded as the parties have reached a class settlement, which received final court approval, and an order of dismissal on February 24, 2020.

Telemarketing Lawsuits

Similar to other ESCOs operating in the industry, from time-to-time, the Company is subject to class actions in various jurisdictions where the Company sells energy, such actions alleging consumers received calls in violation of federal and/or state telemarketing laws.

Albrecht v. Oasis Power, LLC is a putative nationwide class action that was filed on February 12, 2018 in the United States District Court for the Northern District of Illinois, alleging that Oasis made prerecorded telemarketing calls, including auto-dialed calls, to consumers’ mobile phones, in violation of the Telephone Consumer Protection Act ("TCPA") and the Illinois Automatic Telephone Dialers Act ("ATDA"). Plaintiff sought an injunction requiring Oasis to cease all unsolicited calling activities, an award of statutory and trebled damages under the TCPA and the ATDA, as well as costs and attorney’s fees. This matter has concluded, as the parties reached a class settlement on behalf of Oasis and other affiliated brands, which received final court approval on February 6, 2020.

Richardson et. al. v. Verde Energy USA, Inc. is a purported class action filed on November 25, 2015 in the United States District Court for the Eastern District of Pennsylvania alleging that the Verde Companies violated the Telephone Consumer Protection Act ("TCPA") by placing marketing calls using an automatic telephone dialing system ("ATDS") or a prerecorded voice to the purported class members’ cellular phones without prior express consent and by continuing to make such calls after receiving requests for the calls to cease. Following discovery and dispositive motions, the Verde Companies received a favorable ruling on summary judgment with the court agreeing with the Verde Companies that the call system used in this case was not an ATDS as defined by the TCPA. Plaintiffs subsequently amended their petition eliminating their ATDS claim and including a class based on failure to comply with the National Do Not Call registry. As part of an agreement in connection with the acquisition of the Verde Companies, the original owners of the Verde Companies are handling this matter. This matter has concluded as the parties reached a settlement in this matter. On January 17, 2020, the court approved the Parties’ preliminary settlement and settlement claims’ administration continued through first and second quarter of 2020. The court issued its Final Approval Order of the settlement on May 19, 2020.

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC ("NG&E") and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys’ fees. This case went to trial during the first two weeks of March 2020 and all material has been submitted to the Judge for his decision. Given the trial was in Manhattan, New York, which was previously under a shelter-in-place order and is currently re-opening in phases, we are not able to predict when we receive a final decision on this matter. Spark and NG&E deny the allegations asserted by Plaintiffs and have vigorously defended this matter; however, we cannot predict the outcome or consequences of this case at this time.

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

Connecticut. Spark Energy, LLC ("SE LLC") has been working with the Connecticut Public Utilities Regulatory Authority ("PURA") regarding compliance with requirements implemented in 2016 that customer bills include any changes to existing rates effective for the next billing cycle. SE LLC and other ESCOs in Connecticut have agreed to submit to a proceeding offering amnesty to ESCOs that self-report violations and offer to voluntarily remit refunds to customers. Spark has remitted its report of potential customers who would be eligible for refunds under the amnesty program and submitted its confidential settlement proposal along with SE LLC’s commitment, subject to certain conditions. PURA is completing its review and audit, and issuing final decisions regarding SE LLC’s amnesty payments, which SE LLC will comply with and expects to issue refunds to customers in third quarter of 2020.

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

Maine. In early 2018, Staff of the Maine Public Utilities Commission (“Maine PUC”) issued letters to Electricity Maine seeking information about customer complaints principally associated with door-to-door (“D2D”) sales practices. In late July 2018, the Maine PUC issued an Order to Show Cause and Electricity Maine responded in mid-August 2018. The Commission scheduled a procedural conference in early 2019 that resulted in no intervenors other than participation as a party by the Maine Office of Public Advocate. At the conference, the parties agreed on a procedural schedule, including a one-day evidentiary hearing. Following post-hearing discovery, Initial and Reply Briefs were filed on August 30, 2019 and September 10, 2019, respectively. The Maine PUC hearing examiner released its report in April 2020 alleging failures of compliance related to enrollment and marketing practices by Electricity Maine. The parties sought approval of a proposed settlement with the Maine PUC but have not reached a satisfactory resolution with the Maine PUC at this time. The parties are continuing to work toward a resolution in this matter.

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

Ohio. Verde Energy USA Ohio, LLC (“Verde Ohio”) was the subject of a formal investigation by the Public Utilities Commission of Ohio (“PUCO”) initiated on April 16, 2019. The investigation asserted that Verde Ohio may have violated Ohio’s retail energy supplier regulations. Verde Ohio voluntary suspended door-to-door marketing in Ohio in furtherance of settlement negotiations with the PUCO Staff. On September 6, 2019, Verde Ohio and PUCO Staff executed and filed with PUCO a Joint Stipulation and Recommendation for PUCO’s review and approval, which sets forth agreed settlement terms, which includes approximately $1.9 million in refunds to customers and a penalty of $0.7 million. The settlement was approved by PUCO on February 26, 2020, and the Joint Stipulation and Recommendation resolves all of the issues raised in the investigation. The parties are working together to agree on the process of providing refunds to customers. The Ohio Officer of Consumer Counsel has contested this settlement, and has initiated discovery requests to Verde Ohio as well as contesting Verde Ohio’s license renewal.

In addition, in September of 2019, the Ohio Attorney General (“OAG”) alleged that Verde Ohio had violated its Consumer Sales Practice Act and Do Not Call regulations. Verde Ohio is cooperating and responding to the OAG’s document requests; however, at this time, the Company cannot predict the outcome of this matter.

Pennsylvania. Verde Energy USA, Inc. (“Verde”) is the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserts that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and work with the PPUC cooperatively. Verde reached a settlement, which includes a civil penalty of $1.0 million and a $0.1 million contribution to the PPL hardship fund. On June 30, 2020, Verde and PPUC Bureau of Investigation and Enforcement filed a Joint Petition for Approval of Settlement and Statements in Support of that Joint Petition with the Commission. Verde is currently awaiting final approval of this settlement.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2014 to 2019 for which we may have additional liabilities arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of June 30, 2020 and December 31, 2019, we had accrued $26.2 million and $29.2 million, respectively, related to litigation and regulatory matters and $0.4 million and $1.8 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
13. Transactions with Affiliates
Transactions with Affiliates

We enter into transactions with and pay certain costs on behalf of affiliates that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. We also sell and purchase natural gas and electricity with affiliates and pay an affiliate to perform telemarketing activities. We present receivables and payables with the same affiliate on a net basis in the condensed consolidated balance sheets as all affiliate activity is with parties under common control. Affiliated transactions include certain services to the affiliated companies associated with employee benefits provided through our benefit plans, insurance plans, leased office space, administrative salaries, due diligence work, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed are based on the services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by us and then directly billed or allocated to affiliates, as well as costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the condensed consolidated balance sheets. Transactions with affiliates for sales or purchases of natural gas and electricity are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate are recorded in the condensed consolidated balance sheets.
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated (to)/from affiliates was $0.2 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The total net amount direct billed and allocated from affiliates was less than $(0.1) million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

General and administrative costs of $0.1 million were recorded for the three and six months ended June, 30, 2020 related to telemarketing activities performed by an affiliate.

Accounts Receivable and Payable—Affiliates
As of June 30, 2020 and December 31, 2019, we had current accounts receivable—affiliates of $4.1 million and $2.0 million, respectively, and current accounts payable—affiliates of $0.7 million and $1.0 million, respectively.
Revenues and Cost of Revenues—Affiliates
Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 related to affiliated sales were $0.2 million and $0.6 million, respectively. Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 related to affiliated sales were $0.7 million and $1.8 million, respectively.
Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 related to affiliated purchases were $0.1 million and less than $0.1 million, respectively. Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 related to affiliated purchases were $0.3 million and less than $0.1 million, respectively. These amounts are presented as net on the condensed consolidated statements of operations.

Distributions to and Contributions from Affiliates

During three months ended June 30, 2020 and 2019, Spark HoldCo made distributions to affiliates of our Founder of $3.8 million , for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended June 30, 2020 and 2019, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $2.8 million and $0.4 million, respectively, in in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

During each of the six months ended June 30, 2020 and 2019, Spark HoldCo made distributions to affiliates of our Founder of $7.5 million, for payments of quarterly distributions on their respective Spark HoldCo units. During the six months ended June 30, 2020 and 2019, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $6.2 million and zero, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

Subordinated Debt Facility

In June 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of June 30, 2020 and December 31, 2019, there was zero in outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

Tax Receivable Agreement

Prior to July 11, 2019, we were party to a Tax Receivable Agreement ("TRA") with affiliates. Effective July 11, 2019, the Company entered into a TRA Termination and Release Agreement (the “Release Agreement”), which provided for a full and complete termination of any further payment, reimbursement or performance obligation of the Company, Retailco and NuDevco Retail under the TRA, whether past, accrued or yet to arise. Pursuant to the Release Agreement, the Company made a cash payment of approximately $11.2 million on July 15, 2019 to Retailco and NuDevco Retail. In connection with the termination of the TRA, Spark HoldCo made a distribution of approximately $16.3 million on July 15, 2019 to Retailco and NuDevco Retail under the Spark HoldCo Third Amended and Restated Limited Liability Company Agreement, as amended.

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
For the three months ended June 30, 2020 and 2019, we recorded asset optimization revenues of $3.9 million and $12.7 million and asset optimization cost of revenues of $4.0 million and $12.8 million, respectively, and for the six months ended June 30, 2020 and 2019, we recorded asset optimization revenues of $10.3 million and $36.1 million and asset optimization cost of revenues of $10.1 million and $33.6 million, respectively, which are presented on a net basis in asset optimization revenues.
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

Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$32,450	$(30,070)	$44,443	$(26,284)
Interest and other income	(53)	(494)	(213)	(683)
Interest expense	1,193	1,995	2,746	4,218
Operating income	33,590	(28,569)	46,976	(22,749)
Depreciation and amortization	8,010	10,312	16,806	22,467
General and administrative	21,331	37,247	47,007	66,723
Less:
Net asset optimization revenues	(82)	(56)	239	2,496
Net, gain (loss) on non-trading derivative instruments	7,964	(35,466)	(16,569)	(55,269)
Net, Cash settlements on non-trading derivative instruments	10,055	12,788	26,664	20,913
Retail Gross Margin	$44,994	$41,724	$100,455	$98,301

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$112,255	$16,363	$(82)	$—	$128,536
Retail cost of revenues	59,268	6,337	—	—	65,605
Less:
Net asset optimization expenses	—	—	(82)	—	(82)
Net, gain (loss) on non-trading derivative instruments	8,047	(83)	—	—	7,964
Current period settlements on non-trading derivatives	9,367	688	—	—	10,055
Retail Gross Margin	$35,573	$9,421	$—	$—	$44,994
Total Assets at June 30, 2020	$2,732,318	$882,142	$326,636	$(3,569,084)	$372,012
Goodwill at June 30, 2020	$117,813	$2,530	$—	$—	$120,343

Three Months Ended June 30, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$160,776	$17,029	$(56)	$—	$177,749
Retail cost of revenues	148,187	10,572	—	—	158,759
Less:
Net asset optimization revenues	—	—	(56)	—	(56)
Net loss on non-trading derivative instruments	(33,694)	(1,772)	—	—	(35,466)
Current period settlements on non-trading derivatives	12,669	119	—	—	12,788
Retail Gross Margin	$33,614	$8,110	$—	$—	$41,724
Total Assets at December 31, 2019	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill at December 31, 2019	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$234,023	$60,955	$239	$—	$295,217
Retail cost of revenues	159,651	24,777	—	—	184,428
Less:
Net asset optimization revenues	—	—	239	—	239
Net loss on non-trading derivatives	(16,339)	(230)	—	—	(16,569)
Current period settlements on non-trading derivatives	24,332	2,332	—	—	26,664
Retail Gross Margin	$66,379	$34,076	$—	$—	$100,455
Total Assets at June 30, 2020	$2,732,318	$882,142	$326,636	$(3,569,084)	$372,012
Goodwill at June 30, 2020	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$342,868	$75,091	$2,496	$—	$420,455
Retail cost of revenues	314,074	39,940	—	—	354,014
Less:
Net asset optimization revenues	—	—	2,496	—	2,496
Net, (loss) gain on non-trading derivatives	(55,636)	367	—	—	(55,269)
Current period settlements on non-trading derivatives	20,842	71	—	—	20,913
Retail Gross Margin	$63,588	$34,713	$—	$—	98,301
Total Assets at December 31, 2019	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill at December 31, 2019	$117,813	$2,530	$—	$—	$120,343

15. Subsequent Events

Declaration of Dividends

On July 17, 2020, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on September 1, 2020, which will be paid on September 15, 2020.

On July 17, 2020, we also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on October 1, 2020. The dividend will be paid on October 15, 2020.

Fourth Amendment to Senior Credit Facility

On July 31, 2020 we entered into the Fourth Amendment to our Senior Credit Facility, which, among other things, extended the maturity date to July 31, 2022, and decreased the maximum borrowing capacity under the Senior Credit Facility to $187.5 million. The Fourth Amendment also revised the Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio and Maximum Senior Secured Leverage Ratio (each as defined in the Senior Credit Facility), eliminated Bridge Loans, and provided for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock. Refer to Note 9 "Debt" for discussion of the material terms of our Senior Credit Facility and the Fourth Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2019 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020. Results of operations and cash flows for the three and six months ended June 30, 2020 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2020, we operated in 94 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2020 and 2019, approximately 87% and 90%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2020 and 2019, approximately 13% and 10%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

In May 2020, we initiated a tender offer to purchase up to 1,000,000 shares of our Series A Preferred Stock. In June 2020, we accepted for purchase 36,827 shares of Series A Preferred Stock at a purchase price of $22.00 per share, for an aggregate purchase price of approximately $0.8 million.

On July 31, 2020, we entered into a Fourth Amendment to our Senior Credit Facility (the "Fourth Amendment"), which, among other things, extended the maturity date to July 31, 2022, and decreased the maximum borrowing capacity under the Senior Credit Facility to $187.5 million. The Fourth Amendment also revised the Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio and Maximum Senior Secured Leverage Ratio (each as defined in the Senior Credit Facility), eliminated Bridge Loans, and provided for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock. Refer to Note 9 "Debt" for discussion of the material terms of our Senior Credit Facility.

COVID-19

The outbreak of the novel Coronavirus ("COVID-19") is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In response to the COVID-19 pandemic, we deployed a remote working strategy in March 2020 that enabled certain of our employees to work from home, provided timely communication to team members, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to our workforce. Our employees continue to work remotely, but we plan to return to an on-site work strategy once health and safety conditions permit.

As described further below under "Drivers of our Business", during the three months ended June 30, 2020, we had fewer organic customer acquisitions, which resulted in reduced customer acquisition costs. In addition, for the three month ended June 30, 2020 compared to three months ended June 30, 2019, we experienced lower customer attrition, slight increases in residential demand, and slight decreases in C&I demand. The financial impact of the decrease in C&I demand was offset by higher demand from residential customers, which have higher margins. Overall, we believe we have not experienced a material adverse impact to our business, financial condition or results of operations through June 30, 2020 as a result of the COVID-19 pandemic. We are continuing to monitor developments involving our workforce, customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods. Please see “Item 1A—Risk Factors” in this Report.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and six months ended June 30, 2020:

RCEs:
(In thousands)	March 31, 2020	Additions	Attrition	June 30, 2020	% Increase (Decrease)
Retail Electricity	460	6	(46)	420	(9)%
Retail Natural Gas	125	2	(13)	114	(9)%
Total Retail	585	8	(59)	534	(9)%

RCEs:
(In thousands)	December 31, 2019	Additions	Attrition	June 30, 2020	% Increase (Decrease)
Retail Electricity	533	22	(135)	420	(21)%
Retail Natural Gas	139	7	(32)	114	(18)%
Total Retail	672	29	(167)	534	(21)%

The following table details our count of RCEs by geographical location as of June 30, 2020:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	170	40%	23	20%	193	35%
Mid-Atlantic	146	35%	39	34%	185	35%
Midwest	43	10%	33	29%	76	14%
Southwest	61	15%	19	17%	80	16%
Total	420	100%	114	100%	534	100%

The geographical locations noted above include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;

•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

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

Customer Growth

Customer growth is a key driver of our operations. Our ability to acquire customers organically or by acquisition is important to our success as we experience ongoing customer attrition. Our customer growth strategy includes growing organically through traditional sales channels complemented by customer portfolio and business acquisitions. Our customer book may decrease if we are unable to replace customer attrition in the ordinary course of business through organic growth and/or acquisitions.

Our organic sales strategies are designed to offer competitive pricing, price certainty, and/or green product offerings to residential and commercial customers. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and creating competitive product offerings that provide value to our targeted customer segments. To support these sales initiatives, we develop marketing campaigns using a combination of sales channels. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired targets.

Due to the COVID-19 pandemic, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which has restricted some of the manners we have historically used to market for organic sales. In March, 2020, as a result of these actions, the Company ceased door-to-door marketing activities in all markets regardless of states' regulations. In response, the Company has focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs to react to available opportunities in the second half of 2020.

During the three months ended June, 30, 2020, we added approximately 8,000 RCEs primarily through organic web sales and telemarketing activities. This amount was significantly lower than historical periods due to the marketing limitations discussed above, as well as an active decision to slow sales activities as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality. As most markets continue to enforce a ban on door-to-door activities, and we are focused on rebuilding our sales infrastructure, we do not anticipate any large scale door-to-door campaigns until late fourth quarter of 2020, but we will continue to market in the manners that are permitted. Although we expect to acquire less customers organically in future periods than we have historically while marketing restrictions are in place, we are unable to predict the ultimate effect on our organic sales at this time. Please see “Item 1A—Risk Factors” in this Report.

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

As described above, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during the three months ended June 30, 2020 compared to historical amounts. As long as these orders are in effect and marketing is reduced, we expect to incur reduced customer acquisition costs in future periods. However, we may incur increased costs through other manners of marketing. We are unable to predict the ultimate impact on our customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this Report.”

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) pro-active non-renewal of contracts. Average monthly customer attrition for the three months ended June 30, 2020 and 2019 was 3.5% and 3.8%, respectively.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our overall customer attrition, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic. In addition, some state commissions are currently discussing allowing utilities to spread costs over time while allowing for full financial recovery plus cost of cash at a later date. This could create an advantage for incumbent utilities as energy service companies have to absorb or pass along COVID-19 related costs to customers, resulting in further disparity between market pricing and the utility price for customers. Furthermore, like us, other energy service companies are limited in their ability to market, which may reduce customer initiated switches. We believe these orders and circumstances caused our customer attrition to be lower for the second quarter of 2020 compared to the second quarter of 2019. Although customer attrition was slightly lower during the second quarter of 2020, we are unable to predict the ultimate impact of these actions on overall customer attrition at this time. Please see “Item 1A—Risk Factors” in this Report.

Customer Credit Risk

Our bad debt expense for the three months ended June 30, 2020 and 2019 was 1.5% and 3.6%, respectively, and our bad debt expense for the six months ended June 30, 2020 and 2019 was 2.5% and 4.4% respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets in late 2019 have led to an improvement in the bad debt expense over the past several months, including the three months ended June 30, 2020. We have also been able to collect on debts that were previously written off, which have further reduced our bad debt expense during the three and six months ended June 30, 2020.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Although the Company noted no significant impact as a result of the COVID-19 pandemic as related to credit risk for the three months ended June, 30, 2020, because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. Please see “Item 1A—Risk Factors” in this Report.

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

During the second quarter of 2020, we experienced milder than anticipated weather across many of our markets, which negatively impacted overall customer usage. Additionally, as a result of the COVID-19 pandemic, we experienced slight increases in residential demand, offset by slight decreases in C&I demand. Overall demand reductions were offset by increased margins as a result of our strategy to shift away from C&I customers to a primarily residential customer base. These factors had a positive impact on our electricity and natural gas unit margins in the second quarter of 2020.

As a result of the COVID-19 pandemic, we may experience changes in customer demand in future periods that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy with regard to our load forecasts. Please see “Item 1A—Risk Factors” in this Report.

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

Net asset optimization resulted in a loss of $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

Non-GAAP Performance Measures

We use the non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA	$23,848	$13,595	$54,148	$38,658
Retail Gross Margin	$44,994	$41,724	$100,455	$98,301

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

We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our liquidity and financial condition and results of operations and that Adjusted EBITDA is also useful to investors as a financial indicator of our ability to incur and service debt, pay dividends and fund capital expenditures. Adjusted EBITDA is a supplemental financial measure that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following:

•our operating performance as compared to other publicly traded companies in the retail energy industry, without regard to financing methods, capital structure or historical cost basis;
•the ability of our assets to generate earnings sufficient to support our proposed cash dividends;
•our ability to fund capital expenditures (including customer acquisition costs) and incur and service debt; and
•our compliance with financial debt covenants. (Refer to Note 9 "Debt" to Part I, Item 1 of this Report for discussion of the material terms of our Senior Credit Facility, including the covenant requirements for our Minimum Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio, and Maximum Senior Secured Leverage Ratio.)

The GAAP measures most directly comparable to Adjusted EBITDA are net (loss) income and net cash provided by (used in) operating activities. The following table presents a reconciliation of Adjusted EBITDA to these GAAP measures for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to Net income (loss):
Net income (loss)	$26,777	$(25,484)	$36,845	$(22,739)
Depreciation and amortization	8,010	10,312	16,806	22,467
Interest expense	1,193	1,995	2,746	4,218
Income tax expense (benefit)	5,673	(4,586)	7,598	(3,545)
EBITDA	41,653	(17,763)	63,995	401
Less:
Net, gain (loss) on derivative instruments	8,121	(35,456)	(16,466)	(54,997)
Net cash settlements on derivative instruments	9,964	12,769	26,572	20,794
Customer acquisition costs	210	3,396	1,555	9,185
Plus:
Non-cash compensation expense	490	1,260	1,814	2,432
Non-recurring legal and regulatory settlements	—	10,807	—	10,807
Adjusted EBITDA	$23,848	$13,595	$54,148	$38,658

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$32,394	$20,980	$71,783	$51,029
Amortization of deferred financing costs	(240)	(237)	(490)	(505)
Bad debt expense	(1,378)	(2,166)	(3,733)	(6,015)
Interest expense	1,193	1,995	2,746	4,218
Income tax expense (benefit)	5,673	(4,586)	7,598	(3,545)
Changes in operating working capital
Accounts receivable, prepaids, current assets	(32,035)	(41,028)	(50,010)	(51,392)
Inventory	709	1,785	(1,981)	(1,858)
Accounts payable and accrued liabilities	19,021	20,222	29,839	31,172
Other	(1,489)	16,630	(1,604)	15,554
Adjusted EBITDA	$23,848	$13,595	$54,148	$38,658
Cash Flow Data:
Cash flows provided by operating activities	$32,394	$20,980	$71,783	$51,029
Cash flows used in investing activities	$(43)	$(250)	$(579)	$(6,373)
Cash flows used in financing activities	$(8,198)	$(27,353)	$(49,248)	$(65,714)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Retail Gross Margin to Operating income (loss):
Operating income (loss)	$33,590	$(28,569)	$46,976	$(22,749)
Plus:
Depreciation and amortization	8,010	10,312	16,806	22,467
General and administrative expense	21,331	37,247	47,007	66,723
Less:
Net asset optimization (expense) revenues	(82)	(56)	239	2,496
Gain (loss) on non-trading derivative instruments	7,964	(35,466)	(16,569)	(55,269)
Cash settlements on non-trading derivative instruments	10,055	12,788	26,664	20,913
Retail Gross Margin	$44,994	$41,724	$100,455	$98,301
Retail Gross Margin - Retail Electricity Segment	$35,573	$33,614	$66,379	$63,588
Retail Gross Margin - Retail Natural Gas Segment	$9,421	$8,110	$34,076	$34,713

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

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

(In Thousands)	Three Months Ended June 30,
	2020	2019
Revenues:
Retail revenues	$128,618	$177,805
Net asset optimization (expense) revenues	(82)	(56)
Total Revenues	128,536	177,749
Operating Expenses:
Retail cost of revenues	65,605	158,759
General and administrative expense	21,331	37,247
Depreciation and amortization	8,010	10,312
Total Operating Expenses	94,946	206,318
Operating income	33,590	(28,569)
Other (expense)/income:
Interest expense	(1,193)	(1,995)
Interest and other income	53	494
Total other expense	(1,140)	(1,501)
Income before income tax expense	32,450	(30,070)
Income tax expense	5,673	(4,586)
Net income	$26,777	$(25,484)
Other Performance Metrics:
Adjusted EBITDA (1)	$23,848	$13,595
Retail Gross Margin (1)	$44,994	$41,724
Customer Acquisition Costs	$210	$3,396
Average Monthly RCE Attrition	3.5%	3.8%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Total Revenues. Total revenues for the three months ended June 30, 2020 were approximately $128.5 million, a decrease of approximately $49.2 million, or 28%, from approximately $177.7 million for the three months ended June 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of milder weather and a smaller C&I customer book in the second quarter of 2020 as compared to the second quarter of 2019, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(57.0)
Change in natural gas volumes sold	(0.7)
Change in electricity unit revenue per MWh	8.5
Change in natural gas unit revenue per MMBtu	0.1
Change in net asset optimization revenue	(0.1)
Change in total revenues	$(49.2)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2020 was approximately $65.6 million, a decrease of approximately $93.2 million, or 59%, from approximately $158.8 million for the three months ended June 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of milder weather and a smaller C&I customer book in 2020, a decrease in natural gas and electricity unit cost and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(45.1)
Change in natural gas volumes sold	(0.4)
Change in electricity unit cost per MWh	(5.3)
Change in natural gas unit cost per MMBtu	(1.6)
Change in value of retail derivative portfolio	(40.8)
Change in retail cost of revenues	$(93.2)

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2020 was approximately $21.3 million, a decrease of approximately $15.9 million, or 43%, as compared to $37.2 million for the three months ended June 30, 2019. This decrease was primarily attributable to legal and regulatory settlements and litigation expense in the second quarter of 2019 that did not reoccur in 2020, and a decrease in sales and marketing costs due to limitation of our door-to-door marketing as a result of COVID-19.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2020 was approximately $8.0 million, a decrease of approximately $2.3 million, or 22%, from approximately $10.3 million for the three months ended June 30, 2019. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2020 was approximately $0.2 million, a decrease of approximately $3.2 million, or 95%, from approximately $3.4 million for the three months ended June 30, 2019. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

(In Thousands)	Six Months Ended June 30,
	2020	2019
Revenues:
Retail revenues	$294,978	$417,959
Net asset optimization revenues	239	2,496
Total Revenues	295,217	420,455
Operating Expenses:
Retail cost of revenues	184,428	354,014
General and administrative	47,007	66,723
Depreciation and amortization	16,806	22,467
Total Operating Expenses	248,241	443,204
Operating income	46,976	(22,749)
Other (expense)/income:
Interest expense	(2,746)	(4,218)
Interest and other income	213	683
Total other expense	(2,533)	(3,535)
Income before income tax expense	44,443	(26,284)
Income tax expense	7,598	(3,545)
Net income (loss)	$36,845	$(22,739)
Other Performance Metrics:
Adjusted EBITDA (1)	$54,148	$38,658
Retail Gross Margin (1)	$100,455	$98,301
Customer Acquisition Costs	$1,555	$9,185
RCE Attrition	4.6%	4.6%
(1) Adjusted EBITDA and Retail Gross Margin are non GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the six months ended June 30, 2020 were approximately $295.2 million, a decrease of approximately $125.2 million, or 30%, from approximately $420.4 million for the six months ended June 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a milder weather and a smaller C&I customer book in 2020 as compared to 2019, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(124.1)
Change in natural gas volumes sold	(14.7)
Change in electricity unit revenue per MWh	15.3
Change in natural gas unit revenue per MMBtu	0.5
Change in net asset optimization revenue (expense)	(2.2)
Change in total revenues	$(125.2)

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2020 was approximately $184.4 million, a decrease of approximately $169.6 million, or 48%, from approximately $354.0 million for the six months ended June 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2020, a decrease in electricity unit cost per MWh, and a change in fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(101.1)
Change in natural gas volumes sold	(7.9)
Change in electricity unit cost per MWh	(10.5)
Change in natural gas unit cost per MMBtu	(5.6)
Change in value of retail derivative portfolio	(44.5)
Change in retail cost of revenues	$(169.6)

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2020 was approximately $47.0 million, a decrease of approximately $19.7 million, or 30%, as compared to $66.7 million for the six months ended June 30, 2019. This decrease was primarily attributable to the legal and regulatory settlements and increased litigation expense in the second quarter of 2019 that did not reoccur in 2020, and a decrease in sales and marketing costs in 2020 due to limitation of our door-to-door marketing as a result of COVID-19.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2020 was approximately $16.8 million, a decrease of approximately $5.7 million, or 25%, from approximately $22.5 million for the six months ended June 30, 2019. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2020 was approximately $1.6 million, a decrease of approximately $7.6 million, or 83%, from approximately $9.2 million for the six months ended June 30, 2019. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$112,255	$160,776	$234,023	$342,868
Retail Cost of Revenues	59,268	148,187	159,651	314,074
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	17,414	(21,025)	7,993	(34,794)
Retail Gross Margin (1) — Electricity	$35,573	$33,614	$66,379	$63,588
Volumes — Electricity (MWhs)	978,297	1,516,139	2,069,722	3,244,222
Retail Gross Margin (2) — Electricity per MWh	$36.36	$22.17	$32.07	$19.60

Retail Natural Gas Segment
Total Revenues	$16,363	$17,029	$60,955	$75,091
Retail Cost of Revenues	6,337	10,572	24,777	39,940
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	605	(1,653)	2,102	438
Retail Gross Margin (1) — Gas	$9,421	$8,110	$34,076	$34,713
Volumes — Gas (MMBtus)	1,967,439	2,057,121	7,249,738	9,008,731
Retail Gross Margin (2) — Gas per MMBtu	$4.79	$3.94	$4.70	$3.85

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended June 30, 2020 were approximately $112.3 million, a decrease of approximately $48.5 million, or 30%, from approximately $160.8 million for the three months ended June 30, 2019. This decrease was largely due to lower volumes sold, resulting in a decrease of $57.0 million as a result of milder weather and a smaller C&I customer book in 2020. This decrease was partially offset by higher retail electricity prices as a result of the decrease of C&I RCEs as a total percentage of our customer book, which resulted in an increase of $8.5 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2020 were approximately $59.3 million, a decrease of approximately $88.9 million, or 60%, from approximately $148.2 million for the three months ended June 30, 2019. This decrease was primarily due to fewer C&I customers, resulting in a decrease of $45.1 million, a decrease in supply costs of $5.3 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $38.5 million.
Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2020 was approximately $35.6 million, an increase of approximately $2.0 million, or 6%, from approximately $33.6 million for the three months ended June 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(12.0)
Change in unit margin per MWh	14.0
Change in retail electricity segment retail gross margin	$2.0
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2020 were approximately $16.4 million, a decrease of approximately $0.6 million, or 4%, from approximately $17.0 million for the three months ended June 30, 2019. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $0.7 million, offset by an increase in retail natural gas rates, which resulted in an increase in total revenues of $0.1 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2020 were approximately $6.3 million, a decrease of $4.3 million, or 41%, from approximately $10.6 million for the three months ended June 30, 2019. This decrease was primarily due to lower volumes resulting in a decrease of $0.4 million, lower natural gas prices, which resulted in a decrease of $1.6 million, and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $2.3 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2020 was approximately $9.4 million, an increase of approximately $1.3 million, or 16%, from approximately $8.1 million for the three months ended June 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(0.4)
Change in unit margin per MMBtu	1.7
Change in retail natural gas segment retail gross margin	$1.3

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the six months ended June 30, 2020 were approximately $234.0 million, a decrease of approximately $108.9 million, or 32%, from approximately $342.9 million for the six months ended June 30, 2019. This decrease was largely due to a decrease in volumes, resulting in a decrease of $124.1 million. This was partially offset by higher weighted average revenue rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $15.3 million.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2020 was approximately $159.7 million, a decrease of approximately $154.4 million, or 49%, from approximately $314.1 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $101.1 million. This decrease was further impacted by decreased electricity prices, which resulted in a decrease in retail cost of revenues of $10.5 million and a decrease of $42.8 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2020 was approximately $66.4 million, an increase of approximately $2.8 million, or 4%, from approximately $63.6 million for the six months ended June 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(22.9)
Change in unit margin per MWh	25.7
Change in retail electricity segment retail gross margin	$2.8
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2020 were approximately $61.0 million, a decrease of approximately $14.1 million, or 19%, from approximately $75.1 million for the six months ended June 30, 2019. This decrease was primarily attributable to a decrease in volumes of $14.7 million, partially offset by higher rates, which resulted in an increase in total revenues of $0.5 million.
Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2020 was approximately $24.8 million, a decrease of approximately $15.1 million, or 38%, from approximately $39.9 million for the six months ended June 30, 2019. This decrease was due to decreased supply costs of $5.6 million, a decrease of $7.9 million related to decreased volumes, and a $1.6 million change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2020 was approximately $34.1 million, a decrease of approximately $0.6 million, or 2%, from approximately $34.7 million for the six months ended June 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(6.7)
Change in unit margin per MMBtu	6.1
Change in retail natural gas segment retail gross margin	$(0.6)

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

Liquidity Position

The following table details our available liquidity as of June 30, 2020:

($ in thousands)	June 30, 2020
Cash and cash equivalents	$78,618
Senior Credit Facility Availability (1) (2)	82,630
Subordinated Debt Facility Availability (3)	25,000
Total Liquidity	$186,248
(1) Reflects maximum cash availability or amount of Letters of Credit that could be issued based on existing covenants as of June 30, 2020.
(2) The amendment and extension of the Senior Credit Facility on July 31, 2020 to $187.5 million, down from $217.5 million, will affect liquidity in future quarters.
(3) The availability of the Subordinated Facility is dependent on our Founder's willingness and ability to lend. See "—Sources of Liquidity— Subordinated Debt Facility."

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

For further discussion of our Senior Credit Facility and the Subordinated Debt Facility, see Note 9 "Debt."

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$71,783	$51,029	$20,754
Net cash used in investing activities	$(579)	$(6,373)	$5,794
Net cash used in financing activities	$(49,248)	$(65,714)	$16,466

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2020 increased by $20.8 million compared to the six months ended June 30, 2019. The increase was primarily the result of higher net income in 2020, and changes in working capital for the six months ended June 30, 2020.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $5.8 million for the six months ended June 30, 2020. The decrease was primarily the result of the amount paid for acquisitions during the six months ended June 30, 2019 with no corresponding acquisition payments during the six months ended June 30, 2020.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $16.5 million for the six months ended June 30, 2020. Cash flows used in financing activities decreased primarily due to a decrease in net paydown of our Senior Credit Facility of $22.5 million for the six months ended June 30, 2020 and a decrease of $2.0 million related to a Verde Promissory Note payments made during the six months ended June 30, 2019, which did not reoccur during the six months ended June 30, 2020. This was offset by an increase in distributions to non-controlling interest holders of $6.2 million and an increase in buyback of Series A Preferred Stock of $2.0 million through our repurchase program during the six months ended June 30, 2020.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of June 30, 2020, we had total commitments of $217.5 million under the Senior Credit Facility, of which $135.0 million was outstanding, including $35.0 million of outstanding letters of credit, with a maturity date of May 19, 2021.

On July 31, 2020, we entered into the Fourth Amendment, which, among other things, extended the maturity date of the Senior Credit Facility to July 31, 2022, and decreased the maximum borrowing capacity under the Senior Credit Facility to $187.5 million. The Fourth Amendment also revised the Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio and Maximum Senior Secured Leverage Ratio (each as defined in the Senior Credit Facility), eliminated Bridge Loans, and provided for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock. Under the Senior Credit Facility, we have various limits on advances for Working Capital Loans, Letters of Credit Bridge Loans (prior to the Fourth Amendment) and Share Buyback Loans (following the Fourth Amendment). For a description of the terms and conditions of our Senior Credit Facility and the Fourth Amendment, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of June 30, 2020, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of June 30, 2020, we had availability to borrow up to $82.6 million under the Senior Credit

Facility. Giving effect to the Fourth Amendment, we would have availability to borrow up to $52.6 million as of June 30, 2020.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. See Note 9 "Debt" for additional details. As of June 30, 2020, there was zero outstanding borrowings under the Subordinated Debt Facility, and could borrow up to $25.0 million under the Subordinated Debt Facility, dependent on our Founder's willingness and ability to lend.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, as amended by the Fourth Amendment, matures in July 2022, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at June 30, 2020 was $100.0 million. The current variable interest rate on the facility at June 30, 2020 was 3.43%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended June 30, 2020 and 2019, we spent a total of $0.2 million and $3.4 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the six months ended June 30, 2020 and 2019 included $0.6 million and $0.5 million, respectively, related to information systems improvements.

Dividends and Distributions

During the six months ended June 30, 2020, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2019 and March 31, 2020 of approximately $0.18125 per share for each dividend declaration or $5.3 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the six months ended June 30, 2020, Spark HoldCo made corresponding distributions of $7.5 million to our non-controlling interest holders.

For the six months ended June 30, 2020, we paid $4.0 million related to dividends to holders of Series A Preferred Stock. As of June 30, 2020, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which was paid on July 15, 2020. For the full year ended December 31, 2020, at the stated dividend rate of the Series A Preferred Stock of $2.1875 per share, we would be required to pay dividends of $7.8 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2020.

On July 17, 2020, our Board of Directors declared a quarterly dividend of $0.18125 per share of the Class A common stock and $0.546875 for the Series A Preferred Stock for the second quarter of 2020. Dividends on Class A common stock will be paid on September 15, 2020 to the holders of record as of September 1, 2020, and Series A Preferred Stock dividends will be paid on October 15, 2020 to the holders of record as of October 1, 2020.

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

Stock Repurchases

We may use cash to repurchase shares of our capital stock. During the three months ended June 30, 2020, we repurchased 40,028 shares of Series A Preferred Stock at a weighted-average price of $26.49 per share (including shares purchased through the tender offer described above in “—Recent Developments”), for a total cost of approximately $1.0 million. Please see “Part II. Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of June 30, 2020, we have not been required to post additional collateral as a result of COVID-19. We have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral in the future, or how long any increased levels of collateral may endure. Please see “Item 1A—Risk Factors” in this Report.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of June 30, 2020, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain (loss) on our non-trading derivative instruments, net of cash settlements, was $18.0 million and $(22.7) million for the three months ended June 30, 2020 and 2019, respectively and $10.1 million and $(34.4) million for the six months ended June 30, 2020 and 2019, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2019 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2020, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 219,755 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2020 levels would have increased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2020 levels would have decreased the fair market value of our non-trading energy derivatives by $0.1 million. As of June 30, 2020, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 88,138 MWhs. An increase of 10% in the forward market prices from their June 30, 2020 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.5 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2020 levels would have increased the fair market value of our non-trading energy derivatives by $0.5 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 64% and 66% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended June 30, 2020 and 2019, respectively, and 64% and 67% for the six months ended June 30, 2020 and 2019, respectively all of which had investment grade ratings as of such date.

We paid these local regulated utilities a weighted average discount of approximately 1.0% and 0.9%, for the three months ended June 30, 2020 and 2019, respectively, and 0.7% and 0.9% for the six months ended June 30, 2020 and 2019, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended June 30, 2020 and 2019 was approximately 1.5% and 3.6% of non-POR market retail revenues, respectively, and our bad debt expense for the six months ended June 30, 2020 and 2019 was approximately 2.5% and 4.4% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2020.
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
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2020, approximately $1.7 million of our total exposure of $3.1 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at June 30, 2020.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At June 30, 2020, we were co-borrowers under the Senior Credit Facility, under which $100.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2020, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2019 Form 10-K and in our Form 10-Q for the quarter ended March 31, 2020. There has been no material change in our risk factors from those described in the 2019 Form 10-K, except as described below. The COVID-19 pandemic could increase the significance of the risks previously disclosed in our 2019 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.

The recent outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to governmental shutdowns, business closures, and disruptions to supply chains and consumer behaviors around the world. The ultimate extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.

We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. As of June 30, 2020, customers in non-POR markets represented approximately 36% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for several billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

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

As a result of the COVID-19 pandemic, we experienced slight increases in residential demand, and slight decreases in C&I demand. As a result of the COVID-19 pandemic, we may experience changes in customer demand in future periods that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy with regard to our load forecasts.

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

Due to the COVID-19 pandemic, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders prohibiting energy services companies from door-to-door marketing, and in some cases telemarketing, during the pandemic, which has restricted some of the manners we use to market for organic sales. In March 2020, the Company ceased door-to-door marketing activities in all markets regardless of states' regulations.

During the three months ended June 30, 2020, we added approximately 8,000 RCEs through organic web sales and telemarketing activities. This amount was significantly lower than historical periods due to the marketing limitations discussed above, as well as an active decision to slow sales activities as we focus our efforts to improve our organic sales channels, including vendor selections and sales quality. As most markets continue to enforce a ban on door-to-door activities, and we are focused on rebuilding our sales infrastructure, we do not anticipate any large scale door-

to-door campaigns until late fourth quarter of 2020, but we will continue to market in the manners that are permitted. Although we expect to acquire less customers organically in future periods than we have historically while marketing restrictions are in place, which may cause our customer book to decrease, we are unable to predict the ultimate effect on our organic sales, financial results, cash flows, and liquidity at this time.

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

In addition, due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of June 30, 2020, we have not been required to post additional collateral as a result of COVID-19. We have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral in the future or how long any increased levels of collateral may endure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2020.

The following table sets forth information regarding purchases of our Series A Preferred Stock by us during the three months ended June 30, 2020 pursuant to our Repurchase Program and tender offer.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	—	$—	—	—
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	40,028	26.49	40,028 (3)	—
Total	40,028	$26.49	40,028 (3)	—
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
(2) In May 2020, we initiated a tender offer to purchase up to 1,000,000 shares of our Series A Preferred Stock. In June 2020, we accepted for purchase 36,827 shares of Series A Preferred Stock at a purchase price of $22.00 per share, for an aggregate purchase price of approximately $0.8 million.
(3) Represents 36,827 shares of Series A Preferred Stock repurchased through the tender offer, and 3,201 shares repurchased through our Repurchase Program.

Item 5. Other Information.

On July 31, 2020, we entered into the Fourth Amendment to our Senior Credit Facility, which, among other things, extended the maturity date of our Senior Credit Facility to July 31, 2022, and decreased the maximum borrowing capacity under the Senior Credit Facility to $187.5 million. The Fourth Amendment also revised the Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio and Maximum Senior Secured Leverage Ratio (each as defined in the Senior Credit Facility), eliminated Bridge Loans, and provided for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8.0 million shares of Class A common stock or $80.0 million of Series A Preferred Stock. Refer to Note 9 "Debt" to Part I, Item 1 of this Report for discussion of the material terms of our Senior Credit Facility, as amended by the Fourth Amendment.

A copy of the Fourth Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference in this Item 5. The description above is a summary of the Fourth Amendment and is qualified in its entirety by the complete text of the Fourth Amendment.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9*	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1#*
Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Cooperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.

10.2*†	Form of Restricted Stock Unit Agreement (Second A&R LTIP)
10.3*†	Form of Notice of Grant of Restricted Stock Unit (Second A&R LTIP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith
** Furnished herewith
# Certain schedules, exhibits and annexes have been omitted in reliance on Item 601 (a)(5) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule, exhibit or annex to the Commission upon request
† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Energy, Inc.

August 5, 2020	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)