Form 10-Q
period 2020-09-30
Spark Energy, Inc.
filed 2020-11-04
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
        Yes ☐    No ☒

There were 14,627,284 shares of Class A common stock, 20,800,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of November 2, 2020.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Report, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this Report and may include statements about expected impacts of COVID-19, business strategy and prospects for growth, customer acquisition costs, legal proceedings, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this Report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:

•evolving risks, uncertainties and impacts relating to COVID-19, including the geographic spread, the severity of the disease, the scope and duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, and the potential for continuing negative impacts of COVID-19 on economies and financial markets;
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
•competition; and
•the "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in "Item 1A— Risk Factors" of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$75,347	$56,664
Restricted cash	33	1,004
Accounts receivable, net of allowance for doubtful accounts of $5,156 at September 30, 2020 and $4,797 at December 31, 2019	63,810	113,635
Accounts receivable—affiliates	4,579	2,032
Inventory	1,796	2,954
Fair value of derivative assets	761	464
Customer acquisition costs, net	8,326	8,649
Customer relationships, net	12,083	13,607
Deposits	5,636	6,806
Renewable energy credit asset	15,296	24,204
Other current assets	9,090	6,109
Total current assets	196,757	236,128
Property and equipment, net	2,867	3,267
Fair value of derivative assets	75	106
Customer acquisition costs, net	885	9,845
Customer relationships, net	8,710	17,767
Deferred tax assets	26,499	29,865
Goodwill	120,343	120,343
Other assets	4,992	5,647
Total assets	$361,128	$422,968
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$29,360	$48,245
Accounts payable—affiliates	355	1,009
Accrued liabilities	28,682	37,941
Renewable energy credit liability	20,179	33,120
Fair value of derivative liabilities	3,405	19,943
Other current liabilities	1,308	1,697
Total current liabilities	83,289	141,955
Long-term liabilities:
Fair value of derivative liabilities	459	495
Long-term portion of Senior Credit Facility	100,000	123,000
Other long-term liabilities	51	217
Total liabilities	183,799	265,667
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,567,543 shares outstanding at September 30, 2020 and 3,707,256 shares issued and 3,677,318 shares outstanding at December 31, 2019	87,288	90,015
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,771,878 shares issued and 14,627,284 shares outstanding at September 30, 2020 and 14,478,999 shares issued and 14,379,553 shares outstanding at December 31, 2019	148	145
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 shares issued and outstanding at September 30, 2020 and 20,800,000 shares issued and outstanding at December 31, 2019	209	209
Additional paid-in capital	54,169	51,842
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	12,284	1,074
Treasury stock, at cost, 144,594 shares at September 30, 2020 and 99,446 shares at December 31, 2019	(2,406)	(2,011)
Total stockholders' equity	64,364	51,219
Non-controlling interest in Spark HoldCo, LLC	25,677	16,067
Total equity	90,041	67,286
Total liabilities, Series A Preferred Stock and Stockholders' equity	$361,128	$422,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Retail revenues	$141,188	$207,341	$436,166	$625,300
Net asset optimization (expense) revenues	(558)	(254)	(319)	2,242
Total Revenues	140,630	207,087	435,847	627,542
Operating Expenses:
Retail cost of revenues	85,118	123,867	269,546	477,881
General and administrative	19,080	27,629	66,087	94,352
Depreciation and amortization	7,278	9,496	24,084	31,963
Total Operating Expenses	111,476	160,992	359,717	604,196
Operating income	29,154	46,095	76,130	23,346
Other (expense)/income:
Interest expense	(1,487)	(2,174)	(4,233)	(6,392)
Interest and other income	80	322	293	1,005
Total other expenses	(1,407)	(1,852)	(3,940)	(5,387)
Income before income tax expense	27,747	44,243	72,190	17,959
Income tax expense	5,141	6,567	12,739	3,022
Net income	$22,606	$37,676	$59,451	$14,937
Less: Net income attributable to non-controlling interests	12,993	22,142	34,200	5,736
Net income attributable to Spark Energy, Inc. stockholders	$9,613	$15,534	$25,251	$9,201
Less: Dividends on Series A Preferred Stock	1,951	2,026	5,490	6,080
Net income attributable to stockholders of Class A common stock	$7,662	$13,508	$19,761	$3,121
Other comprehensive income, net of tax:
Currency translation loss	$—	$(45)	$—	$(143)
Other comprehensive loss	—	(45)	—	(143)
Comprehensive income	$22,606	$37,631	$59,451	$14,794
Less: Comprehensive income attributable to non-controlling interests	12,993	22,116	34,200	5,652
Comprehensive income attributable to Spark Energy, Inc. stockholders	$9,613	$15,515	$25,251	$9,142

Net income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.52	$0.94	$1.36	$0.22
Diluted	$0.52	$0.93	$1.35	$0.22

Weighted average shares of Class A common stock outstanding
Basic	14,653	14,380	14,531	14,254
Diluted	14,671	14,514	14,655	14,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Nine Months Ended September 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—		—	—	—	2,061	—	2,061	—	2,061
Restricted stock unit vesting	293	—	—	3	—	—	—	(915)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	25,251	25,251	34,200	59,451
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(23,409)	(23,409)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	—	(7,917)	(7,917)	—	(7,917)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,491)	(5,491)	—	(5,491)
Treasury Shares	—	—	(45)	—	—	(395)	—		—	(395)	—	(395)
Changes in ownership interest	—	—	—	—	—	—	—	1,181	—	1,181	(1,181)	—
Balance at September 30, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$54,169	$12,284	$64,364	$25,677	$90,041

Three Months Ended September 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2020	14,772	20,800	(99)	$148	$209	$(2,011)	$(40)	$53,409	$7,275	$58,990	$22,829	$81,819
Stock based compensation	—	—	—	—	—	—	—	289	—	289	—	289
Restricted stock unit vesting	—	—	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	—	—	9,613	9,613	12,993	22,606
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(9,674)	(9,674)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,652)	(2,652)	—	(2,652)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,952)	(1,952)	—	(1,952)
Treasury Shares	—	—	(45)	—	—	(395)	—	—	—	(395)	—	(395)
Changes in Ownership Interest	—	—	—	—	—	—	—	471	—	471	(471)	—
Balance at September 30, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$54,169	$12,284	$64,364	$25,677	$90,041

Nine Months Ended September 30, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	—	—	—	—	—	—	—	3,888	—	3,888	—	3,888
Restricted stock unit vesting	301	—	—	3	—	—	—	(1,107)	—	(1,104)	—	(1,104)
Consolidated net income	—	—	—	—	—	—	—	—	9,201	9,201	5,736	14,937
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(59)	—	—	(59)	(84)	(143)
Gain on settlement of TRA, net of tax	—	—	—	—	—	—	—	12,179	—	12,179	—	12,179
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(28,108)	(28,108)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	(5,170)	(2,606)	(7,776)	—	(7,776)
Changes in ownership interest	—	—	—	—	—	—	—	(223)	—	(223)	223	—
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	(2,029)	(4,053)	(6,082)	—	(6,082)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	55	—	55	—	55
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at September 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(57)	$53,750	$3,849	$55,885	$22,245	$78,130

Three Months Ended September 30, 2019
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(38)	$42,329	$(7,053)	$33,581	$18,124	$51,705
Stock based compensation	—	—	—	—	—	—	—	1,377	—	1,377	—	1,377
Consolidated Net income	—	—	—	—	—	—	—	—	15,534	15,534	22,142	37,676
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(19)	—	—	(19)	(26)	(45)
Gain on settlement of TRA, net of tax	—	—	—	—	—	—	—	12,179	—	12,179	—	12,179
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(20,130)	(20,130)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,606)	(2,606)	—	(2,606)
Dividends to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,026)	(2,026)	—	(2,026)
Changes in ownership interest	—	—	—	—	—	—	—	(2,135)	—	(2,135)	2,135	—
Balance at September 30, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(57)	$53,750	$3,849	$55,885	$22,245	$78,130
The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$59,451	$14,937
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	24,084	31,965
Deferred income taxes	3,366	34
Stock based compensation	2,134	4,053
Amortization of deferred financing costs	966	1,002
Bad debt expense	4,613	9,185
Loss on derivatives, net	14,015	42,690
Current period cash settlements on derivatives, net	(32,682)	(32,593)
Other	—	(608)
Changes in assets and liabilities:
Decrease in accounts receivable	44,579	40,008
(Increase) decrease in accounts receivable—affiliates	(2,546)	1,139
Decrease in inventory	1,158	298
Increase in customer acquisition costs	(1,763)	(13,608)
Decrease in prepaid and other current assets	6,268	9,211
Increase in other assets	(316)	(394)
Decrease in accounts payable and accrued liabilities	(39,997)	(27,721)
Decrease in accounts payable—affiliates	(655)	(2,114)
Increase (decrease) in other current liabilities	1,439	(374)
Decrease in other non-current liabilities	(166)	(25)
Net cash provided by operating activities	83,948	77,085
Cash flows from investing activities:
Purchases of property and equipment	(1,219)	(577)
Acquisition of Customers from Affiliate	—	(5,913)
Net cash used in investing activities	(1,219)	(6,490)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(2,282)	(111)
Borrowings on notes payable	420,000	224,500
Payments on notes payable	(443,000)	(245,000)
Net borrowings on subordinated debt facility	—	504
Payments on the Verde promissory note	—	(2,036)
Proceeds from disgorgement of stockholders short-swing profits	—	55
Purchase of Treasury Stock	(395)	—
Restricted stock vesting	(1,107)	(1,348)
Payment for acquired customers	(972)	—
Payment of Tax Receivable Agreement liability	—	(11,239)
Payment of dividends to Class A common stockholders	(7,917)	(7,776)
Payment of distributions to non-controlling unitholders	(23,409)	(28,108)
Payment of Preferred Stock dividends	(5,935)	(6,082)
Payment to affiliates for acquisition of customer book	—	(10)
Net cash used in financing activities	(65,017)	(76,651)
Increase (decrease) in Cash, cash equivalents and Restricted cash	17,712	(6,056)
Cash, cash equivalents and Restricted cash—beginning of period	57,668	49,638
Cash, cash equivalents and Restricted cash—end of period	$75,380	$43,582
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$5	$89

Holdback for Verde Note—Indemnified Matters	$—	$4,900
Write-off of tax benefit related to tax receivable agreement liability—affiliates	$—	$4,157
Gain on settlement of tax receivable agreement liability—affiliates	$—	$(16,336)
Cash paid during the period for:
Interest	$3,198	$5,245
Taxes	$13,074	$5,097
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

Restricted Cash

As part of the acquisition of residential customer equivalents (“RCEs") from Starion Energy, Inc., Starion NY Inc. and Starion Energy PA Inc. (collectively "Starion") in 2018, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of September 30, 2020 and December 31, 2019, the balance in the escrow account related to the Starion acquisition was less than $0.1 million and $1.0 million, respectively. Approximately $1.0 million was released to the seller in July 2020 related to holdback amounts for acquired customers, subject to the terms of the asset purchase agreement. As of September 30, 2020, the balance remaining in escrow represents the amounts pending settlement between the Company and the seller.

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

On November 2, 2020, the Board of Directors (the "Board") of the Company appointed W. Keith Maxwell III as Chief Executive Officer.

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

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued by the FASB but have not yet been adopted by the Company at September 30, 2020. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

	Reportable Segments
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$46,464	$1,361	$47,825	$76,995	$1,631	$78,626
Mid-Atlantic	46,878	2,243	49,121	69,763	2,940	72,703
Midwest	16,933	1,540	18,473	23,310	2,146	25,456
Southwest	22,683	3,086	25,769	26,942	3,614	30,556
	$132,958	$8,230	$141,188	$197,010	$10,331	$207,341

Customer type
Commercial	$34,180	$2,705	$36,885	$69,081	$3,378	$72,459
Residential	103,092	5,082	108,174	134,763	6,696	141,459
Unbilled revenue (b)	(4,314)	443	(3,871)	(6,834)	257	(6,577)
	$132,958	$8,230	$141,188	$197,010	$10,331	$207,341

Customer credit risk
POR	$87,439	$3,010	$90,449	$136,683	$4,037	$140,720
Non-POR	45,519	5,220	50,739	60,327	6,294	66,621
	$132,958	$8,230	$141,188	$197,010	$10,331	$207,341

	Reportable Segments
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$133,218	$11,144	$144,362	$221,134	$13,311	$234,445
Mid-Atlantic	131,463	23,976	155,439	191,077	29,643	220,720
Midwest	46,428	19,338	65,766	62,890	27,371	90,261
Southwest	55,872	14,727	70,599	64,777	15,097	79,874
	$366,981	$69,185	$436,166	$539,878	$85,422	$625,300

Customer type
Commercial	$103,603	$25,512	$129,115	$196,015	$32,079	$228,094
Residential	275,229	53,410	328,639	356,950	64,307	421,257
Unbilled revenue (b)	(11,851)	(9,737)	(21,588)	(13,087)	(10,964)	(24,051)
	$366,981	$69,185	$436,166	$539,878	$85,422	$625,300

Customer credit risk
POR	$246,046	$34,423	$280,469	$375,890	$45,260	$421,150
Non-POR	120,935	34,762	155,697	163,988	40,162	204,150
	$366,981	$69,185	$436,166	$539,878	$85,422	$625,300

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2020 and 2019, our retail revenues included gross receipts taxes of $0.3 million and $0.4 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.6 million and $2.2 million, respectively. During the nine months ended September 30, 2020 and 2019, our retail revenues included gross receipts taxes of $1.0 million and $1.1 million, respectively, and our retail cost of revenues included gross receipts taxes of $4.7 million and $6.7 million, respectively.

Accounts receivables and Allowance for Credit Losses

As discussed in Note 2, “Basis of Presentation”, we adopted the new accounting standards for measuring credit losses effective January 1, 2020.

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

For trade accounts receivables, the Company accrues an allowance for doubtful accounts by business segment by pooling customer accounts receivables based on similar risk characteristics, such as customer type, geography, aging analysis, payment terms, and related macro-economic factors. Expected credit loss exposure is evaluated for each of our accounts receivables pools. Expected credits losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. The Company writes off accounts receivable balances against the allowance for doubtful accounts when the accounts receivable is deemed to be uncollectible.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2020 are presented in the table below (in thousands):

Balance 12/31/19	$(4,797)
Impact of adoption of ASC 326	(633)
Current period bad debt provision	(3,151)
Write-offs	4,006
Recovery of previous write offs	(581)
Balance 9/30/20	$(5,156)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder, majority shareholder and Chief Executive Officer holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at September 30, 2020 and December 31, 2019, respectively.

	The Company	Affiliated Owners
September 30, 2020	41.53%	58.47%
December 31, 2019	41.04%	58.96%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income allocated to non-controlling interest	$14,909	$25,003	$38,717	$7,108
Income tax expense allocated to non-controlling interest	1,916	2,861	4,517	1,372
Net income attributable to non-controlling interest	$12,993	$22,142	$34,200	$5,736

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the nine months ended September 30, 2020, we paid $7.9 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the nine months ended September 30, 2020, Spark HoldCo made corresponding distributions of $11.3 million to our non-controlling interest holders.

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. We are funding the program through available cash balances, our Senior Credit Facility and operating cash flows.

The shares of Class A common stock may be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the stock, and other factors, including general market conditions. The repurchase program does not obligate us to acquire any particular amount of Class A common stock, may be modified or suspended at any time, and could be terminated prior to completion.

During the three and nine months ended September 30, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million.

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

The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Spark Energy, Inc. stockholders	$9,613	$15,534	$25,251	$9,201
Less: Dividends on Series A preferred stock	1,951	2,026	5,490	6,080
Net income attributable to stockholders of Class A common stock	$7,662	$13,508	$19,761	$3,121

Basic weighted average Class A common shares outstanding	14,653	14,380	14,531	14,254
Basic income per share attributable to stockholders	$0.52	$0.94	$1.36	$0.22

Net income attributable to stockholders of Class A common stock	$7,662	$13,508	$19,761	$3,121
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income attributable to stockholders of Class A common stock	$7,662	$13,508	$19,761	$3,121

Basic weighted average Class A common shares outstanding	14,653	14,380	14,531	14,254
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive restricted stock units	18	134	124	175
Diluted weighted average shares outstanding	14,671	14,514	14,655	14,429

Diluted income per share attributable to stockholders	$0.52	$0.93	$1.35	$0.22

The computation of diluted earnings per share for the three and nine months ended September 30, 2020 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$75,248	$56,598
Accounts receivable	63,810	113,635
Other current assets	53,881	64,476
Total current assets	192,939	234,709
Non-current assets:
Goodwill	120,343	120,343
Other assets	19,390	37,826
Total non-current assets	139,733	158,169
Total Assets	$332,672	$392,878

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$58,004	$86,097
Other current liabilities	43,015	65,863
Total current liabilities	101,019	151,960
Long-term liabilities:
Long-term portion of Senior Credit Facility	100,000	123,000
Other long-term liabilities	511	712
Total long-term liabilities	100,511	123,712
Total Liabilities	$201,530	$275,672

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

During the three months ended September 30, 2020, there were no repurchases of Series A Preferred Stock. During the nine months ended September 30, 2020, we repurchased 109,775 shares of Series A Preferred Stock at a weighted-average price of $20.79 per share (including shares purchased through the tender offer described above), for a total cost of approximately $2.3 million.

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

During the three and nine months ended September 30, 2020, we paid $2.0 million and $6.0 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2020, we had accrued $1.9 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2020.

A summary of our preferred equity balance for the nine months ended September 30, 2020 is as follows:

(in thousands)
Balance at December 31, 2019	$90,015
Accumulated dividends on Series A Preferred Stock	(60)
Repurchase of Series A Preferred Stock	(2,667)
Balance at September 30, 2020	$87,288

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2020 we had received $0.2 million and paid less than $0.1 million in collateral. As of December 31, 2019 we had paid $1.7 million in collateral. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2020	December 31, 2019
Natural Gas	MMBtu	2,484	6,130
Natural Gas Basis	MMBtu	—	42
Electricity	MWh	2,391	6,015
Trading

Commodity	Notional	September 30, 2020	December 31, 2019
Natural Gas	MMBtu	134	204

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019
Gain on non-trading derivatives, net	$2,550	$12,528
Loss on trading derivatives, net	(99)	(221)
Gain on derivatives, net	2,451	12,307
Current period settlements on non-trading derivatives	$6,489	$12,764
Current period settlements on trading derivatives	(64)	(43)
Total current period settlements on derivatives	$6,425	$12,721

	Nine Months Ended September 30,
	2020	2019
Loss on non-trading derivatives, net	$(14,019)	$(42,741)
Gain on trading derivatives, net	4	51
Loss on derivatives, net	(14,015)	(42,690)
Current period settlements on non-trading derivatives (1)	$33,153	$33,677
Current period settlements on trading derivatives	(156)	(162)
Total current period settlements on derivatives	$32,997	$33,515
(1) Excludes settlements of $(0.3) million and $(0.9) million, respectively, for the nine months ended September 30, 2020 and 2019 related to power call options.
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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,747	$(2,859)	$888	$(182)	$706
Trading commodity derivatives	87	(32)	55	—	55
Total Current Derivative Assets	3,834	(2,891)	943	(182)	761
Non-trading commodity derivatives	255	(180)	75	—	75
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	255	(180)	75	—	75
Total Derivative Assets	$4,089	$(3,071)	$1,018	$(182)	$836

	September 30, 2020
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(8,598)	$5,204	$(3,394)	$21	$(3,373)
Trading commodity derivatives	(32)	—	(32)	—	(32)
Total Current Derivative Liabilities	(8,630)	5,204	(3,426)	21	(3,405)
Non-trading commodity derivatives	(501)	42	(459)	—	(459)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(501)	42	(459)	—	(459)
Total Derivative Liabilities	$(9,131)	$5,246	$(3,885)	$21	$(3,864)

	December 31, 2019
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$570	$(275)	$295	$—	$295
Trading commodity derivatives	170	(1)	169	—	169
Total Current Derivative Assets	740	(276)	464	—	464
Non-trading commodity derivatives	333	(227)	106	—	106
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	333	(227)	106	—	106
Total Derivative Assets	$1,073	$(503)	$570	$—	$570

	December 31, 2019
Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(34,434)	$12,859	$(21,575)	$1,632	$(19,943)
Trading commodity derivatives	(194)	194	—	—	—
Total Current Derivative Liabilities	(34,628)	13,053	(21,575)	1,632	(19,943)
Non-trading commodity derivatives	(1,951)	1,422	(529)	34	(495)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(1,951)	1,422	(529)	34	(495)
Total Derivative Liabilities	$(36,579)	$14,475	$(22,104)	$1,666	$(20,438)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	September 30, 2020	December 31, 2019
Information technology	2 – 5	$23,229	$22,005
Furniture and fixtures	2 – 5	1,802	1,802
Total		25,031	23,807
Accumulated depreciation		(22,164)	(20,540)
Property and equipment—net		$2,867	$3,267
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of September 30, 2020 and December 31, 2019, information technology includes $0.5 million and $0.6 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.6 million, respectively, for the three months ended September 30, 2020 and 2019 and $1.6 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2020	December 31, 2019
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$64,083	$64,083
Accumulated amortization	(47,300)	(40,231)
Customer relationships—Acquired	$16,783	$23,852
Customer relationships—Other
Cost	$17,056	$17,056
Accumulated amortization	(13,046)	(9,534)
Customer relationships—Other, net	$4,010	$7,522
Trademarks
Cost	$7,570	$8,502
Accumulated amortization	(2,694)	(2,794)
Trademarks, net	$4,876	$5,708

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2019	$120,343	$23,852	$7,522	$5,708
Additions	—	—	—	—
Amortization	—	(7,069)	(3,512)	(832)
Balance at September 30, 2020	$120,343	$16,783	$4,010	$4,876

Estimated future amortization expense for customer relationships and trademarks at September 30, 2020 is as follows (in thousands):

Year ending December 31,
2020 (remaining three months)	$3,304
2021	13,142
2022	6,194
2023	605
2024	404
> 5 years	2,020
Total	$25,669

9. Debt
Debt consists of the following amounts as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Long-term debt:
Senior Credit Facility (1) (2)	$100,000	$123,000
Total long-term debt	100,000	123,000
Total debt	$100,000	$123,000
(1) As of September 30, 2020 and December 31, 2019, the weighted average interest rate on the Senior Credit Facility was 3.75% and 4.71%, respectively.
(2) As of September 30, 2020 and December 31, 2019, we had $31.8 million and $37.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.8 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively. Of these amounts, $1.0 million and $0.9 million are recorded in other current assets, and $0.8 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Senior Credit Facility	$477	$1,120	$1,904	$3,741
Verde promissory note	—	—	—	230
Letters of credit fees and commitment fees	244	395	1,073	1,253
Amortization of deferred financing costs	476	497	966	1,002
Other	290	162	290	166
Interest Expense	$1,487	$2,174	$4,233	$6,392

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $187.5 million as of September 30, 2020.

Subject to applicable sub-limits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and share buyback loans (“Share Buyback Loans”) for the purpose of funding the repurchase of Class A common stock and Series A Preferred Stock.

Pursuant to the Senior Credit Facility, the Company is entitled to Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of our Class A common stock or $80.0 million of Series A Preferred Stock under Share Buyback Loans (subject to the terms and conditions thereof).

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

Pursuant to the Senior Credit Facility, the interest rate for Working Capital Loans and Letters of Credit under the Senior Credit Facility is generally determined by reference to the Eurodollar rate plus an applicable margin of up to 3.25% per annum (based on the prevailing utilization) or an alternate base rate plus an applicable margin of up to 2.25% per annum (based on the prevailing utilization). The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

Borrowings under the Senior Credit Facility for Share Buyback Loans, are generally determined by reference to the Eurodollar rate plus an applicable margin of 4.50% per annum or the alternate base rate plus an applicable margin of 3.50% per annum.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment to the Senior Credit Facility (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA.

•Maximum Total Leverage Ratio. We must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) to (b) Adjusted EBITDA.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of September 30, 2020, we were in compliance with our various covenants under the Senior Credit Facility.

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

Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility matures on December 31, 2021.

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

As of September 30, 2020, and December 31, 2019, there were no outstanding borrowings under the Subordinated Debt Facility.

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
We apply fair value measurements to our commodity derivative instruments based on the following fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:

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

	Level 1	Level 2	Level 3	Total
September 30, 2020
Non-trading commodity derivative assets	$167	$614	$—	$781
Trading commodity derivative assets	36	19	—	55
Total commodity derivative assets	$203	$633	$—	$836
Non-trading commodity derivative liabilities	$—	$(3,832)	$—	$(3,832)
Trading commodity derivative liabilities	—	(32)	—	(32)
Total commodity derivative liabilities	$—	$(3,864)	$—	$(3,864)

	Level 1	Level 2	Level 3	Total
December 31, 2019
Non-trading commodity derivative assets	$—	$401	$—	$401
Trading commodity derivative assets	—	169	—	169
Total commodity derivative assets	$—	$570	$—	$570
Non-trading commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2020 and the year ended December 31, 2019.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2020 and December 31, 2019, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.1 million and $0.2 million, respectively.

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

As of September 30, 2020, we had a net deferred tax asset of $26.5 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended September 30, 2020 and 2019 was 18.5% and 14.8%, respectively. The effective U.S. federal and state income tax rate for the nine months ended September 30, 2020 and 2019 was 17.6% and 16.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

Consumer Lawsuits

Similar to other energy service companies (“ESCOs”) operating in the industry, from time-to-time, the Company is subject to class action lawsuits in various jurisdictions where the Company sells natural gas and electricity.

Variable Rate Cases

In the cases referred to as Variable Rate Cases, such actions involve consumers alleging they paid higher rates than they would have if they stayed with their default utility. The facts of each case are similar; however, because they have been brought in several different jurisdictions, there is varying applicable case law, and each case is in various stages of progression, the Company agreed to mediate in two aggregated mediations to avoid duplicative defense costs in numerous jurisdictions. The Company continues to deny the allegations asserted by Plaintiffs and intends to vigorously defend these matters.

The August 2020 mediation covered three matters: (1) Janet Rolland et al v. Spark Energy, LLC (D.N.J. Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3) Local 901 v. Spark Energy, LLC (Sup .Ct. Allen County, Indiana Aug. 2019). Given the ongoing mediation, discovery and current stage of this matters, we cannot predict the outcome of these cases at this time.

The October 2020 mediation covered five matters: (1) Marshall v. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) LaQua v. Verde Energy USA New York, LLC (E.D.N.Y. Jan. 2020); and (5) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020). Given the ongoing mediation, discovery and current stage of these matters, we cannot predict the outcome of these cases at this time.

Advertising Case

Katherine Veilleux, et. al. v. Electricity Maine LLC, Provider Power, LLC, Spark HoldCo, LLC, Kevin Dean, and Emile Clavet was a purported class action lawsuit filed on November 18, 2016 in the United States District Court of Maine, alleging that Electricity Maine, LLC (“Electricity Maine”), an entity acquired by Spark Holdco in mid-2016, enrolled customers and conducted advertising, and promotions allegedly not in compliance with law. Plaintiffs sought damages for themselves and the purported class, injunctive relief, restitution, and attorneys' fees. The parties participated in mediation in July 2019 and reached a settlement. The court granted final approval of that settlement in mid-October 2020. The claims period closed September 10, 2020 and customer claims will be processed by year end, closing this matter.

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC (“NG&E”) and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys’ fees. This case went to trial during the first two weeks of March 2020 and all material has been submitted to the Judge for his decision. Given the trial was in Manhattan, New York, which was previously under a shelter-in-place order and is currently re-opening in phases, we are not able to predict when we receive a final decision on this matter. Spark and NG&E deny the allegations asserted by Plaintiffs and have vigorously defended this matter; however, we cannot predict the outcome or consequences of this case at this time.

In addition to the matters disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Connecticut. The Company has been working with the Connecticut Public Utilities Regulatory Authority ("PURA") regarding compliance with requirements implemented in 2016 that customer bills include any changes to existing rates effective for the next billing cycle. The Company and other ESCOs in Connecticut have agreed to submit to a proceeding offering amnesty to ESCOs that self-report violations and offer to voluntarily remit refunds to customers. The Company has remitted for its brands operating in Connecticut its report of potential customers who would be eligible for refunds under the amnesty program and submitted its confidential settlement proposals. PURA is completing its review and audit and issuing final decisions regarding such amnesty payments. PURA has approved the Major and Verde brand settlements and refunds have been issued for Major and Verde customers. The Company is working with staff on the final approval for the Spark and Perigee brands, which we believe will be finalized by year end. The HIKO brand should be approved and a settlement completed in the first quarter of 2021.

Illinois. Spark Energy, LLC received a verbal inquiry from the Illinois Commerce Commission ("ICC") and the Illinois Attorney General ("IAG") on January 1, 2020 seeking to understand an increase in complaints from Illinois consumers. The Company met with the ICC and the IAG in February 2020 and plan to discuss a compliance plan to ensure its sales are in compliance with Illinois regulations. The parties also discussed possible restitution payments to any customers impacted by sales not in compliance with Illinois regulations. The Company is currently working with both regulators on this matter.

Maine. In early 2018, Staff of the Maine Public Utilities Commission (“Maine PUC”) issued letters to Electricity Maine seeking information about customer complaints principally associated with historical door-to-door (“D2D”) sales practices. In late July 2018, the Maine PUC issued an Order to Show Cause and Electricity Maine responded in mid-August 2018. The Commission scheduled a procedural conference in early 2019 that resulted in no intervenors other than participation as a party by the Maine Office of Public Advocate. At the conference, the parties agreed on a procedural schedule, including a one-day evidentiary hearing. Following post-hearing discovery, Initial and Reply Briefs were filed on August 30, 2019 and September 10, 2019, respectively. The Maine PUC hearing examiner released its report in April 2020 alleging failures of compliance related to enrollment and marketing practices by Electricity Maine. The Company has been cooperatively working with the Maine Office of Public Advocate and the staff of the Maine PUC. The Company has proposed a resolution of this matter which will be presented to the Maine PUC for approval by the end of 2020.

New York.

New York Attorney General. Prior to the purchase of Major Energy by the Company, in 2015, Major Energy Services, LLC and Major Energy Electric Services were contacted by the Attorney General, Bureau of Consumer Frauds & Protection for State of New York relating to their marketing practices. Major Energy has exchanged information in response to various requests from the Attorney General and recently agreed to respond to additional questions via remote proceedings in October of 2020. The parties are in settlement negotiations at this time. While investigations of this nature may be resolved in a manner that allows the retail energy supplier to continue operating in New York with stipulations, there can be no assurances that the New York Attorney General will not take more severe action.

Ohio. Verde Energy USA Ohio, LLC (“Verde Ohio”) was the subject of a formal investigation by the Public Utilities Commission of Ohio (“PUCO”) initiated on April 16, 2019. The investigation asserted that Verde Ohio may have violated Ohio’s retail energy supplier regulations. Verde Ohio voluntary suspended door-to-door marketing in Ohio in furtherance of settlement negotiations with the PUCO Staff. On September 6, 2019, Verde Ohio and PUCO Staff executed and filed with PUCO a Joint Stipulation and Recommendation for PUCO’s review and approval, which sets forth agreed settlement terms, which included approximately $1.9 million in refunds to customers and a penalty of $0.7 million. The settlement was approved by PUCO on February 26, 2020, and the Joint Stipulation and Recommendation resolves all of the issues raised in the investigation. The Company has provided all refunds to customers and is waiting on final approval of its license recertifications, which is expected to be decided by year end.

In addition, in September of 2019, the Ohio Attorney General (“OAG”) alleged that Verde Ohio had violated its Consumer Sales Practice Act and Do Not Call regulations. Verde Ohio is cooperating and responding to the OAG’s document requests; however, at this time, the Company cannot predict the outcome of this matter.

Pennsylvania. Verde Energy USA, Inc. (“Verde”) is the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserts that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and to work with the PPUC cooperatively. Verde reached a settlement, which includes a civil penalty of $1.0 million and a $0.1 million contribution to the PPL hardship fund. On June 30, 2020, Verde and PPUC Bureau of Investigation and Enforcement filed a Joint Petition for Approval of Settlement and Statements in Support of that Joint Petition with the Commission. Verde is currently awaiting final approval of this settlement.

In addition to the matters disclosed above, in the ordinary course of business, the Company may from time to time be subject to regulators initiating informal reviews or issuing subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rule, regulations and practices. Although there can be no assurance in this regard, the Company does not expect any of those regulatory reviews to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2014 to 2020 for which additional liabilities may arise. At the time of filing these condensed consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of September 30, 2020 and December 31, 2019, we had accrued $19.7 million and $29.2 million, respectively, related to litigation and regulatory matters and $2.0 million and $1.8 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated (to)/from affiliates was $(0.5) million and $(0.5) million for the three months ended September 30, 2020 and 2019, respectively. The total net amount direct billed and allocated (to)/from affiliates was $(0.5) million and $(0.1) million for the nine months ended September 30, 2020 and 2019, respectively.

General and administrative costs of $0.1 million and $0.2 million were recorded for the three and nine months ended September 30, 2020 related to telemarketing activities performed by an affiliate.

Accounts Receivable and Payable—Affiliates
As of September 30, 2020 and December 31, 2019, we had current accounts receivable—affiliates of $4.6 million and $2.0 million, respectively, and current accounts payable—affiliates of $0.4 million and $1.0 million, respectively.
Revenues and Cost of Revenues—Affiliates
Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 related to affiliated sales were $0.1 million and $0.3 million, respectively. Revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 related to affiliated sales were $0.8 million and $2.1 million, respectively.
Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 related to affiliated purchases were less than $0.1 million and less than $0.1 million, respectively. Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 related to affiliated purchases were $0.2 million and $0.1 million, respectively. These amounts are presented as net on the condensed consolidated statements of operations.

Distributions to and Contributions from Affiliates

During three months ended September 30, 2020 and 2019, Spark HoldCo made distributions to affiliates of our Founder of $3.8 million for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended September 30, 2020 and 2019, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $5.9 million and $16.8 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

During each of the nine months ended September 30, 2020 and 2019, Spark HoldCo made distributions to affiliates of our Founder of $11.3 million and $11.3 million, for payments of quarterly distributions on their respective Spark HoldCo units. During the nine months ended September 30, 2020 and 2019, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $12.1 million and $16.8 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

Subordinated Debt Facility

In June 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of September 30, 2020 and December 31, 2019, there was zero in outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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
For the three months ended September 30, 2020 and 2019, we recorded asset optimization revenues of $6.2 million and $14.6 million and asset optimization cost of revenues of $6.8 million and $14.9 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recorded asset optimization revenues of $16.5 million and $50.7 million and asset optimization cost of revenues of $16.8 million and $48.5 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Retail Gross Margin to Income before taxes
Income before income tax expense	$27,747	$44,243	$72,190	$17,959
Interest and other income	(80)	(322)	(293)	(1,005)
Interest expense	1,487	2,174	4,233	6,392
Operating income	29,154	46,095	76,130	23,346
Depreciation and amortization	7,278	9,496	24,084	31,963
General and administrative	19,080	27,629	66,087	94,352
Less:
Net asset optimization (expense) revenues	(558)	(254)	(319)	2,242
Net, gain (loss) on non-trading derivative instruments	2,550	12,528	(14,019)	(42,741)
Net, Cash settlements on non-trading derivative instruments	6,489	12,764	33,153	33,677
Retail Gross Margin	$47,031	$58,182	$147,486	$156,483

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$132,958	$8,230	$(558)	$—	$140,630
Retail cost of revenues	82,061	3,057	—	—	85,118
Less:
Net asset optimization expense	—	—	(558)	—	(558)
Net, gain on non-trading derivative instruments	1,923	627	—	—	2,550
Current period settlements on non-trading derivatives	6,212	277	—	—	6,489
Retail Gross Margin	$42,762	$4,269	$—	$—	$47,031
Total Assets at September 30, 2020	$2,821,953	$910,665	$322,542	$(3,694,032)	$361,128
Goodwill at September 30, 2020	$117,813	$2,530	$—	$—	$120,343

Three Months Ended September 30, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$197,010	$10,331	$(254)	$—	$207,087
Retail cost of revenues	119,100	4,767	—	—	123,867
Less:
Net asset optimization expense	—	—	(254)	—	(254)
Net gain (loss) on non-trading derivative instruments	12,652	(124)	—	—	12,528
Current period settlements on non-trading derivatives	12,115	649	—	—	12,764
Retail Gross Margin	$53,143	$5,039	$—	$—	$58,182
Total Assets at December 31, 2019	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill at December 31, 2019	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$366,981	$69,185	$(319)	$—	$435,847
Retail cost of revenues	241,712	27,834	—	—	269,546
Less:
Net asset optimization expense	—	—	(319)	—	(319)
Net (loss) gain on non-trading derivatives	(14,416)	397	—	—	(14,019)
Current period settlements on non-trading derivatives	30,544	2,609	—	—	33,153
Retail Gross Margin	$109,141	$38,345	$—	$—	$147,486
Total Assets at September 30, 2020	$2,821,953	$910,665	$322,542	$(3,694,032)	$361,128
Goodwill at September 30, 2020	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$539,878	$85,422	$2,242	$—	$627,542
Retail cost of revenues	433,175	44,706	—	—	477,881
Less:
Net asset optimization revenues	—	—	2,242	—	2,242
Net, (loss) gain on non-trading derivatives	(42,984)	243	—	—	(42,741)
Current period settlements on non-trading derivatives	32,957	720	—	—	33,677
Retail Gross Margin	$116,730	$39,753	$—	$—	$156,483
Total Assets at December 31, 2019	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill at December 31, 2019	$117,813	$2,530	$—	$—	$120,343

15. Subsequent Events

Declaration of Dividends

On October 19, 2020, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on December 1, 2020, which will be paid on December 15, 2020.

On October 19, 2020, we also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on January 1, 2021. The dividend will be paid on January 15, 2021.

Senior Credit Facility Expansion

On October 30, 2020, a new lender was added to the Senior Credit Facility, bringing total commitments under the Senior Credit Facility to $202.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2019 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020. Results of operations and cash flows for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2020, we operated in 100 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2020 and 2019, approximately 94% and 95%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2020 and 2019, approximately 6% and 5%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Senior Credit Facility Expansion

On October 30, 2020, a new lender was added to the Senior Credit Facility, bringing total commitments under the Senior Credit Facility to $202.5 million.

Appointment of Chief Executive Officer

On November 2, 2020, our Board of Directors appointed W. Keith Maxwell III as Chief Executive Officer.

Class A Common Stock Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. During the three and nine months ended September 30, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Form 10-Q.

COVID-19

The outbreak of the novel Coronavirus ("COVID-19") is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In response to the COVID-19 pandemic, we deployed a remote working strategy in March 2020 that enables certain of our employees to work from home, provided timely communication to team members, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to our workforce. Our employees continue to work remotely, but we plan to return to an on-site work strategy once health and safety conditions permit.

As described further below under "Drivers of our Business", during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, we had fewer organic customer acquisitions, which resulted in reduced customer acquisition costs. In addition, for the three months ended September 30, 2020 compared to three months ended September 30, 2019, we experienced lower customer attrition, slight increases in residential demand, and slight decreases in C&I demand. The financial impact of the decrease in C&I demand was offset by higher demand from residential customers, which have higher margins. Overall, we believe we have not experienced a material adverse impact to our business, financial condition or results of operations during the quarter ended September 30, 2020 as a result of the COVID-19 pandemic. We are continuing to monitor developments involving our workforce, customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods. Please see “Item 1A—Risk Factors” in this Report.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and nine months ended September 30, 2020:

RCEs:
(In thousands)	June 30, 2020	Additions	Attrition	September 30, 2020	% Increase (Decrease)
Retail Electricity	420	11	(38)	393	(6)%
Retail Natural Gas	114	1	(9)	106	(7)%
Total Retail	534	12	(47)	499	(7)%

RCEs:
(In thousands)	December 31, 2019	Additions	Attrition	September 30, 2020	% Increase (Decrease)
Retail Electricity	533	33	(173)	393	(26)%
Retail Natural Gas	139	8	(41)	106	(24)%
Total Retail	672	41	(214)	499	(26)%

The following table details our count of RCEs by geographical location as of September 30, 2020:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	160	41%	22	21%	182	36%
Mid-Atlantic	135	34%	36	34%	171	34%
Midwest	39	10%	30	28%	69	14%
Southwest	59	15%	18	17%	77	16%
Total	393	100%	106	100%	499	100%

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

Due to the COVID-19 pandemic, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which has restricted some of the manners we have historically used to market for organic sales. In March 2020, as a result of these actions, the Company continues to hold off on active door-to-door marketing activities in all markets regardless of states' regulations. In response, the Company has focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs to react to available opportunities in the second half of 2020.

During the three months ended September 30, 2020, we added approximately 12,000 RCEs primarily through organic web sales and telemarketing activities. This amount was significantly lower than historical periods due to the marketing limitations discussed above, as well as an active decision to slow sales activities as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality. As most markets continue to enforce a ban on door-to-door activities, and we are focused on rebuilding our sales infrastructure, we do not anticipate piloting door-to-door campaigns until late fourth quarter of 2020, but we will continue to market in the manners that are permitted. Although we expect to acquire less customers organically in future periods than we have historically while marketing restrictions are in place, we are unable to predict the ultimate effect on our organic sales at this time. Please see “Item 1A—Risk Factors” in this Report.

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

We strive to maintain a disciplined approach to recovery of our customer acquisition costs within a 12-month period. We capitalize and amortize our customer acquisition costs over a two-year period, which is based on our estimate of the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs. Changes in customer acquisition costs from period to period reflect our focus on growing organically versus growth through acquisitions. We are currently focused on growing through organic sales channels; however, we continue to evaluate opportunities to acquire customers through acquisitions and pursue such acquisitions when it makes sense economically or strategically for the Company.

As described above, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during the three months ended September 30, 2020 compared to historical amounts. As long as these orders are in effect and marketing is reduced, we expect to incur reduced customer acquisition costs in future periods. However, we may incur increased costs through other manners of marketing, such as online marketing. We also expect our customer acquisition costs with respect to door to door marketing to return to historic levels once door to door marketing restriction orders are lifted. We are unable to predict the ultimate impact on our customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this Report.”

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) pro-active non-renewal of contracts. Average monthly customer attrition for the three months ended September 30, 2020 and 2019 was 3.0% and 4.0%, respectively.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our overall customer attrition, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic. In addition, some state commissions continue discussions on allowing utilities to spread costs over time while allowing for full financial recovery plus cost of cash at a later date. This could create an advantage for incumbent utilities as energy service companies have to absorb or pass along COVID-19 related costs to customers, resulting in further disparity between market pricing and the utility price for customers. Furthermore, like us, due to restrictions on door-to-door activities, other energy service companies are limited in their ability to market, which may reduce customer initiated switches. We believe these orders and circumstances caused our customer attrition to be lower for the third quarter of 2020 compared to the third quarter of 2019. Consistent with our previously communicated strategy to shrink our C&I customer book, our customer attrition for C&I customers was slightly higher than the prior year because of our pro-active non-renewal of some of our large commercial contracts; however, this impact was more than offset by the decline in residential customer attrition during the current year. Although customer attrition was slightly lower during the third quarter of 2020, we are unable to predict the ultimate impact of these actions on overall customer attrition over the next six months, at this time. Please see “Item 1A—Risk Factors” in this Report.

Customer Credit Risk

Our bad debt expense for the three months ended September 30, 2020 and 2019 was 0.9% and 2.7%, respectively, and our bad debt expense for the nine months ended September 30, 2020 and 2019 was 2.0% and 3.4% respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets beginning in late 2019 have led to an improvement in the bad debt expense over the past several months, including the three months ended September 30, 2020. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the three and nine months ended September 30, 2020.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Although the Company noted no significant impact as a result of the COVID-19 pandemic as related to credit risk for the three months ended September 30, 2020, because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. We are also monitoring other events that may have an impact on our credit risk, such as the expiration of unemployment benefits in September 2020 in many of our service territories. Please see “Item 1A—Risk Factors” in this Report.

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

During the third quarter of 2020, we experienced milder than anticipated weather across many of our markets as well as slight decreases in C&I demand as a result of the COVID-19 pandemic, both of which negatively impacted overall customer usage. This was partially offset by slight increases in residential demand as a result of the COVID-19 pandemic. The financial impact of overall demand reductions was offset by increased margins as a result of our strategy to shift away from C&I customers to a primarily residential customer base, resulting in an overall positive impact on our electricity and natural gas unit margins in the third quarter of 2020.

As a result of the COVID-19 pandemic, we may experience changes in customer demand in future periods that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy related to our load forecasts. Please see “Item 1A—Risk Factors” in this Report.

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

Net asset optimization resulted in a loss of $0.6 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively.

Non-GAAP Performance Measures

We use the non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA	$27,749	$28,084	$81,897	$66,742
Retail Gross Margin	$47,031	$58,182	$147,486	$156,483

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to Net income:
Net income	$22,606	$37,676	$59,451	$14,937
Depreciation and amortization	7,278	9,496	24,084	31,963
Interest expense	1,487	2,174	4,233	6,392
Income tax expense	5,141	6,567	12,739	3,022
EBITDA	36,512	55,913	100,507	56,314
Less:
Net, gain (loss) on derivative instruments	2,451	12,307	(14,015)	(42,690)
Net cash settlements on derivative instruments	6,425	12,721	32,997	33,515
Customer acquisition costs	207	4,423	1,762	13,608
Plus:
Non-cash compensation expense	320	1,622	2,134	4,054
Non-recurring legal and regulatory settlements	—	—	—	10,807
Adjusted EBITDA	$27,749	$28,084	$81,897	$66,742

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$12,165	$26,056	$83,948	$77,085
Amortization of deferred financing costs	(476)	(497)	(966)	(1,002)
Bad debt expense	(880)	(3,170)	(4,613)	(9,185)
Interest expense	1,487	2,174	4,233	6,392
Income tax expense	5,141	6,567	12,739	3,022
Changes in operating working capital
Accounts receivable, prepaids, current assets	1,709	1,034	(48,301)	(50,358)
Inventory	823	1,560	(1,158)	(298)
Accounts payable and accrued liabilities	9,374	(963)	39,213	30,209
Other	(1,594)	(4,677)	(3,198)	10,877
Adjusted EBITDA	$27,749	$28,084	$81,897	$66,742
Cash Flow Data:
Cash flows provided by operating activities	$12,165	$26,056	$83,948	$77,085
Cash flows used in investing activities	$(640)	$(117)	$(1,219)	$(6,490)
Cash flows used in financing activities	$(15,769)	$(10,937)	$(65,017)	$(76,651)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation of Retail Gross Margin to Operating income:
Operating income	$29,154	$46,095	$76,130	$23,346
Plus:
Depreciation and amortization	7,278	9,496	24,084	31,963
General and administrative expense	19,080	27,629	66,087	94,352
Less:
Net asset optimization (expense) revenues	(558)	(254)	(319)	2,242
Gain (loss) on non-trading derivative instruments	2,550	12,528	(14,019)	(42,741)
Cash settlements on non-trading derivative instruments	6,489	12,764	33,153	33,677
Retail Gross Margin	$47,031	$58,182	$147,486	$156,483
Retail Gross Margin - Retail Electricity Segment	$42,762	$53,143	$109,141	$116,730
Retail Gross Margin - Retail Natural Gas Segment	$4,269	$5,039	$38,345	$39,753

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

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

(In Thousands)	Three Months Ended September 30,
	2020	2019
Revenues:
Retail revenues	$141,188	$207,341
Net asset optimization (expense) revenues	(558)	(254)
Total Revenues	140,630	207,087
Operating Expenses:
Retail cost of revenues	85,118	123,867
General and administrative expense	19,080	27,629
Depreciation and amortization	7,278	9,496
Total Operating Expenses	111,476	160,992
Operating income	29,154	46,095
Other (expense)/income:
Interest expense	(1,487)	(2,174)
Interest and other income	80	322
Total other expense	(1,407)	(1,852)
Income before income tax expense	27,747	44,243
Income tax expense	5,141	6,567
Net income	$22,606	$37,676
Other Performance Metrics:
Adjusted EBITDA (1)	$27,749	$28,084
Retail Gross Margin (1)	$47,031	$58,182
Customer Acquisition Costs	$207	$4,423
Average Monthly RCE Attrition	3.0%	4.0%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Total Revenues. Total revenues for the three months ended September 30, 2020 were approximately $140.6 million, a decrease of approximately $66.5 million, or 32%, from approximately $207.1 million for the three months ended September 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of milder weather and a smaller customer book in the third quarter of 2020 as compared to the third quarter of 2019, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(70.0)
Change in natural gas volumes sold	(1.6)
Change in electricity unit revenue per MWh	6.0
Change in natural gas unit revenue per MMBtu	(0.5)
Change in net asset optimization revenue	(0.4)
Change in total revenues	$(66.5)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2020 was approximately $85.1 million, a decrease of approximately $38.8 million, or 31%, from approximately $123.9 million for the three months ended September 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of milder weather and a smaller customer book in 2020, a decrease in natural gas and electricity unit cost and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(51.1)
Change in natural gas volumes sold	(0.8)
Change in electricity unit cost per MWh	(2.4)
Change in natural gas unit cost per MMBtu	(0.5)
Change in value of retail derivative portfolio	16.0
Change in retail cost of revenues	$(38.8)

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2020 was approximately $19.1 million, a decrease of approximately $8.5 million, or 31%, as compared to $27.6 million for the three months ended September 30, 2019. This decrease was primarily attributable to a decrease in sales and marketing costs in 2020 due to limitation of our door-to-door marketing as a result of COVID-19, lower bad debt expense in 2020 due to improved collection efforts and legal and regulatory settlements and litigation expense in the third quarter of 2019 that did not reoccur in 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2020 was approximately $7.3 million, a decrease of approximately $2.2 million, or 23%, from approximately $9.5 million for the three months ended September 30, 2019. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2020 was approximately $0.2 million, a decrease of approximately $4.2 million, or 96%, from approximately $4.4 million for the three months ended September 30, 2019. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

(In Thousands)	Nine Months Ended September 30,
	2020	2019
Revenues:
Retail revenues	$436,166	$625,300
Net asset optimization revenues	(319)	2,242
Total Revenues	435,847	627,542
Operating Expenses:
Retail cost of revenues	269,546	477,881
General and administrative	66,087	94,352
Depreciation and amortization	24,084	31,963
Total Operating Expenses	359,717	604,196
Operating income	76,130	23,346
Other (expense)/income:
Interest expense	(4,233)	(6,392)
Interest and other income	293	1,005
Total other expense	(3,940)	(5,387)
Income before income tax expense	72,190	17,959
Income tax expense	12,739	3,022
Net income	$59,451	$14,937
Other Performance Metrics:
Adjusted EBITDA (1)	$81,897	$66,742
Retail Gross Margin (1)	$147,486	$156,483
Customer Acquisition Costs	$1,762	$13,608
RCE Attrition	4.1%	4.4%
(1) Adjusted EBITDA and Retail Gross Margin are non GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable financial measures presented in accordance with GAAP.

Total Revenues. Total revenues for the nine months ended September 30, 2020 were approximately $435.8 million, a decrease of approximately $191.7 million, or 31%, from approximately $627.5 million for the nine months ended September 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a milder weather and a smaller customer book in 2020 as compared to 2019, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(194.2)
Change in natural gas volumes sold	(16.3)
Change in electricity unit revenue per MWh	21.3
Change in natural gas unit revenue per MMBtu	0.1
Change in net asset optimization revenue (expense)	(2.6)
Change in total revenues	$(191.7)

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2020 was approximately $269.5 million, a decrease of approximately $208.4 million, or 44%, from approximately $477.9 million for the nine months ended September 30, 2019, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2020, a decrease in electricity unit cost per MWh, and a change in fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(152.2)
Change in natural gas volumes sold	(8.7)
Change in electricity unit cost per MWh	(13.1)
Change in natural gas unit cost per MMBtu	(6.2)
Change in value of retail derivative portfolio	(28.2)
Change in retail cost of revenues	$(208.4)

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2020 was approximately $66.1 million, a decrease of approximately $28.2 million, or 30%, as compared to $94.3 million for the nine months ended September 30, 2019. This decrease was primarily attributable to the legal and regulatory settlements and increased litigation expense in 2019 that did not reoccur in 2020, a decrease in sales and marketing costs in 2020 due to limitation of our door-to-door marketing as a result of COVID-19 and lower bad debt expense in 2020 due to improved collection efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2020 was approximately $24.1 million, a decrease of approximately $7.9 million, or 25%, from approximately $32.0 million for the nine months ended September 30, 2019. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2020 was approximately $1.8 million, a decrease of approximately $11.8 million, or 87%, from approximately $13.6 million for the nine months ended September 30, 2019. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$132,958	$197,010	$366,981	$539,878
Retail Cost of Revenues	82,061	119,100	241,712	433,175
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	8,135	24,767	16,128	(10,027)
Retail Gross Margin (1) — Electricity	$42,762	$53,143	$109,141	$116,730
Volumes — Electricity (MWhs)	1,165,500	1,808,276	3,235,222	5,052,498
Retail Gross Margin (2) — Electricity per MWh	$36.69	$29.39	$33.74	$23.10

Retail Natural Gas Segment
Total Revenues	$8,230	$10,331	$69,185	$85,422
Retail Cost of Revenues	3,057	4,767	27,834	44,706
Less: Net gain on non-trading derivatives, net of cash settlements	904	525	3,006	963
Retail Gross Margin (1) — Gas	$4,269	$5,039	$38,345	$39,753
Volumes — Gas (MMBtus)	949,088	1,119,126	8,198,827	10,127,857
Retail Gross Margin (2) — Gas per MMBtu	$4.50	$4.50	$4.68	$3.93

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2020 were approximately $133.0 million, a decrease of approximately $64.0 million, or 33%, from approximately $197.0 million for the three months ended September 30, 2019. This decrease was largely due to lower volumes sold, resulting in a decrease of $70.0 million as a result of milder weather and a smaller customer book in 2020. This decrease was partially offset by higher retail electricity prices as a result of the decrease of C&I RCEs as a total percentage of our customer book, which resulted in an increase of $6.0 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2020 were approximately $82.1 million, a decrease of approximately $37.0 million, or 31%, from approximately $119.1 million for the three months ended September 30, 2019. This decrease was primarily due to fewer customers, resulting in a decrease of $51.1 million, a decrease in supply costs of $2.4 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a increase of $16.5 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2020 was approximately $42.8 million, a decrease of approximately $10.3 million, or 19%, from approximately $53.1 million for the three months ended September 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(19.0)
Change in unit margin per MWh	8.7
Change in retail electricity segment retail gross margin	$(10.3)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2020 were approximately $8.2 million, a decrease of approximately $2.1 million, or 20%, from approximately $10.3 million for the three months ended September 30, 2019. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $1.6 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2020 were approximately $3.1 million, a decrease of $1.7 million, or 36%, from approximately $4.8 million for the three months ended September 30, 2019. This decrease was primarily due to lower volumes resulting in a decrease of $0.8 million, lower natural gas prices, which resulted in a decrease of $0.5 million, and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $0.4 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2020 was approximately $4.3 million, a decrease of approximately $0.7 million, or 15%, from approximately $5.0 million for the three months ended September 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(0.8)
Change in unit margin per MMBtu	0.1
Change in retail natural gas segment retail gross margin	$(0.7)

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2020 were approximately $367.0 million, a decrease of approximately $172.9 million, or 32%, from approximately $539.9 million for the nine months ended September 30, 2019. This decrease was largely due to a decrease in volumes, resulting in a decrease of $194.2 million. This was partially offset by higher weighted average revenue rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $21.3 million.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2020 was approximately $241.7 million, a decrease of approximately $191.5 million, or 44%, from approximately $433.2 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $152.2 million. This decrease was further impacted by decreased electricity prices, which resulted in a decrease in retail cost of revenues of $13.1 million and a decrease of $26.2 million due to a change in the value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2020 was approximately $109.1 million, a decrease of approximately $7.6 million, or 7%, from approximately $116.7 million for the nine months ended September 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(41.9)
Change in unit margin per MWh	34.3
Change in retail electricity segment retail gross margin	$(7.6)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2020 were approximately $69.2 million, a decrease of approximately $16.2 million, or 19%, from approximately $85.4 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in volumes of $16.3 million, partially offset by higher rates, which resulted in an increase in total revenues of $0.1 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2020 was approximately $27.8 million, a decrease of approximately $16.9 million, or 38%, from approximately $44.7 million for the nine months ended September 30, 2019. This decrease was due to decreased supply costs of $6.2 million, a decrease of $8.7 million related to decreased volumes, and a $2.0 million change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2020 was approximately $38.3 million, a decrease of approximately $1.5 million, or 4%, from approximately $39.8 million for the nine months ended September 30, 2019, as indicated in the table below (in millions).

Change in volumes sold	$(7.6)
Change in unit margin per MMBtu	6.1
Change in retail natural gas segment retail gross margin	$(1.5)

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

Liquidity Position

The following table details our available liquidity as of September 30, 2020:

($ in thousands)	September 30, 2020
Cash and cash equivalents	$75,347
Senior Credit Facility Availability (1)	55,733
Subordinated Debt Facility Availability (2) (3)	25,000
Total Liquidity	$156,080
(1) Reflects maximum cash availability or amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2020.
(2) The accordion of the Senior Credit Facility was exercised on October 30, 2020 from $187.5 million, to $202.5 million, which will positively affect liquidity in future quarters.
(3) The availability of the Subordinated Facility is dependent on our Founder's willingness and ability to lend. See "—Sources of Liquidity and Capital Resources— Amended and Restated Subordinated Debt Facility."

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

For further discussion of our Senior Credit Facility and the Subordinated Debt Facility, see Note 9 "Debt."

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$83,948	$77,085	$6,863
Net cash used in investing activities	$(1,219)	$(6,490)	$5,271
Net cash used in financing activities	$(65,017)	$(76,651)	$11,634

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2020 increased by $6.9 million compared to the nine months ended September 30, 2019. The increase was primarily the result of higher net income in 2020, and changes in working capital for the nine months ended September 30, 2020.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $5.3 million for the nine months ended September 30, 2020. The decrease was primarily the result of the amount paid for acquisitions during the nine months ended September 30, 2019 with no corresponding acquisition payments during the nine months ended September 30, 2020.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $11.6 million for the nine months ended September 30, 2020, primarily due to an $11.2 million payment to settle the TRA liability during the nine months ended September 30, 2019 and a payment of $2.0 million related to a Verde Promissory Note made during the nine months ended September 30, 2019, both of which did not reoccur during the nine months ended September 30, 2020.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of September 30, 2020, we had total commitments of $187.5 million under the Senior Credit Facility, of which $131.8 million was outstanding, including $31.8 million of outstanding letters of credit, with a maturity date of July 31, 2022.

On July 31, 2020, we entered into the Fourth Amendment, which, among other things, extended the maturity date of the Senior Credit Facility to July 31, 2022, and decreased the maximum borrowing capacity under the Senior Credit Facility to $187.5 million. The Fourth Amendment also revised the Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio and Maximum Senior Secured Leverage Ratio (each as defined in the Senior Credit Facility), eliminated Bridge Loans, and provided for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock. Under the Senior Credit Facility, we have various limits on advances for Working Capital Loans, Letters of Credit and Share Buyback Loans. For a description of the terms and conditions of our Senior Credit Facility, as amended, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

On October 30, 2020, a new lender was added to the Senior Credit Facility, bringing total commitments under the Senior Credit Facility to $202.5 million.

As of September 30, 2020, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of September 30, 2020, we had availability to borrow up to $55.7 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. See Note 9 "Debt" for additional details. As of September 30, 2020, there was zero outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $25.0 million under the Subordinated Debt Facility, dependent on our Founder's willingness and ability to lend.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, as amended by the Fourth Amendment, matures in July 2022, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2020 was $100.0 million. The current variable interest rate on the facility at September 30, 2020 was 3.75%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2020 and 2019, we spent a total of $0.2 million and $4.4 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2020 and 2019 included $1.2 million and $0.6 million, respectively, related to information systems improvements.

Dividends and Distributions

During the nine months ended September 30, 2020, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2019, March 31, 2020 and June 30, 2020 of approximately $0.18125 per share for each dividend declaration or $7.9 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the nine months ended September 30, 2020, Spark HoldCo made corresponding distributions of $11.3 million to our non-controlling interest holders.

For the nine months ended September 30, 2020, we paid $6.0 million related to dividends to holders of Series A Preferred Stock. As of September 30, 2020, we had accrued $1.9 million related to dividends to holders of our Series A Preferred Stock, which was paid on October 15, 2020. For the full year ended December 31, 2020, at the stated dividend rate of the Series A Preferred Stock of $2.1875 per share, we would be required to pay dividends of $7.9 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2020.

On October 19, 2020, our Board of Directors declared a quarterly dividend of $0.18125 per share of the Class A common stock and $0.546875 for the Series A Preferred Stock for the third quarter of 2020. Dividends on Class A common stock will be paid on December 15, 2020 to the holders of record as of December 1, 2020, and Series A Preferred Stock dividends will be paid on January 15, 2021 to the holders of record as of January 1, 2021.

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

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. During the three and nine months ended September 30, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million. Please see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Form 10-Q.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of September 30, 2020, we have not been required to post additional collateral as a result of COVID-19. We have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral in the future, or how long any increased levels of collateral may endure. Please see “Item 1A—Risk Factors” in this Report.

Off-Balance Sheet Arrangements
As of September 30, 2020, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of September 30, 2020, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in commodity prices and interest rates, as well as counterparty credit risk. We employ established risk management policies and procedures to manage, measure, and limit our exposure to these risks.
Commodity Price Risk

We hedge and procure our energy requirements from various wholesale energy markets, including both physical and financial markets and through short and long-term contracts. Our financial results are largely dependent on the margin we realize between the wholesale purchase price of natural gas and electricity plus related costs and the retail sales price we charge our customers for these commodities. We actively manage our commodity price risk by entering into various derivative or non-derivative instruments to hedge the variability in future cash flows from fixed-price forecasted sales and purchases of natural gas and electricity in connection with our retail energy operations. These instruments include forwards, futures, swaps, and option contracts traded on various exchanges, such as NYMEX and Intercontinental Exchange, or ICE, as well as over-the-counter markets. These contracts have varying terms and durations, which range from a few days to several years, depending on the instrument. We also utilize similar derivative contracts in connection with our asset optimization activities to attempt to generate incremental gross margin by effecting transactions in markets where we have a retail presence. Generally, any such instruments that are entered into to support our retail electricity and natural gas business are categorized as having been entered into for non-trading purposes, and instruments entered into for any other purpose are categorized as having been entered into for trading purposes.

Our net gain (loss) on our non-trading derivative instruments, net of cash settlements, was $9.0 million and $25.3 million for the three months ended September 30, 2020 and 2019, respectively and $19.1 million and $(9.1) million for the nine months ended September 30, 2020 and 2019, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2019 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2020, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 28,700 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2020 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2020 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of September 30, 2020, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 179,410 MWhs. An increase of 10% in the forward market prices from their September 30, 2020 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.4 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2020 levels would have increased the fair market value of our non-trading energy derivatives by $1.4 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 64% and 68% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2020 and 2019, respectively, and 64% and 67% for the nine months ended September 30, 2020 and 2019, respectively all of which had investment grade ratings as of such date.

We paid these local regulated utilities a weighted average discount of 1.4% and 0.9%, for the three months ended September 30, 2020 and 2019, respectively, and 1.1% and 0.9% for the nine months ended September 30, 2020 and 2019, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

If our collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of COVID-19. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario as we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2020 and 2019 was approximately 0.9% and 2.7% of non-POR market retail revenues, respectively, and our bad debt expense for the nine months ended September 30, 2020 and 2019 was approximately 2.0% and 3.4% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2020.
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
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2020, less than $0.1 million of our total exposure of $1.6 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2020.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2020, we were co-borrowers under the Senior Credit Facility, under which $100.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2020, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2019 Form 10-K and in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. There has been no material change in our risk factors from those described in the 2019 Form 10-K, except as described below. The COVID-19 pandemic could increase the significance of the risks previously disclosed in our 2019 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.

The ongoing COVID-19 pandemic is a rapidly evolving situation around the globe that continues to adversely impact economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to governmental shutdowns, business closures, and disruptions to supply chains and consumer behaviors around the world. The ultimate extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.

We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. As of September 30, 2020, customers in non-POR markets represented approximately 36% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for several billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

In addition, the ongoing COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that continue to impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. We are also monitoring other events that may have an impact on our credit risk, such as the expiration of unemployment benefits in September 2020 in many of our service territories. These actions taken by regulatory agencies and governmental authorities may impact our financial results, cash flow and liquidity and the duration of these changes are unknown. At this time, we are unable to predict the impact that this or other related events may have on our collection efforts due to non-payment.

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

As a result of the COVID-19 pandemic, we experienced slight increases in residential demand, and slight decreases in C&I demand. As a result of the COVID-19 pandemic, we may experience changes in customer demand in future periods that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy related to our load forecasts.

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

Due to the COVID-19 pandemic, certain Public Utility Commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing, and in some cases telemarketing, during the pandemic, which has restricted some of the manners we use to market for organic sales. Since March 2020, the Company continues to hold off on active door-to-door marketing activities in all markets regardless of states' regulations.

During the three months ended September 30, 2020, we added approximately 12,000 RCEs through organic web sales and telemarketing activities. This amount was significantly lower than historical periods due to the marketing limitations discussed above, as well as an active decision to slow sales activities as we focus our efforts to improve our organic sales channels, including vendor selections and sales quality. As most markets continue to enforce a ban on door-to-door activities, and we are focused on rebuilding our sales infrastructure, we do not anticipate piloting door-to-door campaigns until late fourth quarter of 2020, but we will continue to market in the manners that are permitted. Although we expect to acquire less customers organically in future periods than we have historically while marketing restrictions are in place, which may cause our customer book to decrease, we are unable to predict the ultimate effect on our organic sales, financial results, cash flows, and liquidity at this time.

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

In addition, due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of September 30, 2020, we have not been required to post additional collateral as a result of COVID-19. We have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral in the future or how long any increased levels of collateral may endure.

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

Compliance with New York Public Service Commission Orders may adversely impact customer acquisition and renewal revenue and profitability

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On September 18, 2020, the PSC issued an order adopting the changes to the New York retail energy market, with the product restrictions going into effect in 150 days, on February 15, 2021 (“2020 Order”). The 2020 Order limits the types of the services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability, and organic growth. The Company is evaluating its options and seeking additional clarity to the 2020 Order from the PSC.

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

We cannot guarantee that our Repurchase Program will enhance shareholder value and purchases, if any, could increase the volatility of the price of our Class A Common Stock.

Our Board of Directors has authorized a repurchase program, which permits us to purchase our Class A common stock through August 18, 2021 (the “Common Stock Repurchase Program”). The Common Stock Repurchase Program does not obligate us to purchase any particular amount of Class A common stock. The specific timing and amount of purchases, if any, will depend upon several factors, including ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. There can be no assurance that we will make future purchases of Class A common stock or that we will purchase a sufficient number of shares to satisfy market expectations.
Purchases of our Class A common stock could affect the market price and increase volatility of our Class A common stock. We cannot provide any assurance that purchases under the Common Stock Repurchase Program will be made at the best possible price. Additionally, purchases under our Common Stock Repurchase Program could diminish our cash reserves or increase borrowings under our Senior Credit Facility or Subordinated Facility, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our Common Stock Repurchase Program is intended to enhance long-term shareholder value, there is no assurance that it will do so.
We are permitted to and could discontinue our Common Stock Repurchase Program prior to its expiration or completion. The existence of the Common Stock Repurchase Program could cause our Class A common stock price to be higher than it would be in the absence of such a program, and any such discontinuation could cause the market price of our Class A common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding purchases of our Class A common stock by us during the three months ended September 30, 2020. Stock purchases may be made in the open market or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. The share buyback program does not obligate us to acquire any specific dollar amount or number of shares of Class A common stock, and it may be terminated prior to completion.

Period	Total Number of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Class A Common Stock That May Yet Be Purchased Under the Program (in thousands) (1)
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020 (2)	38,888	$8.78	38,888	$19,658
September 1 - September 30, 2020 (2)	6,260	$8.55	6,260	$19,605
Total	45,148	$8.75	45,148	$19,605

(1) On August 18, 2020, the Company announced that the Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021.
(2) During August and September 2020, the Company acquired 45,148 shares of common stock at a weighted-average price of $8.75 for a total purchase price of $0.4 million (including fees, commissions and expenses). The number of shares of Class A common stock purchased reflects trades that were executed and settled during the month.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1#	Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Cooperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	10-Q	10.1	8/5/2020	001-36559
10.2*
New Bank Agreement, dated October 30, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Cooperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto and Gulf Capital, as new bank.

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

Spark Energy, Inc.

November 4, 2020	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)