Form 10-K
period 2020-12-31
Spark Energy, Inc.
filed 2021-03-04
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
        Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $7.07, was approximately $84 million. The registrant, solely for the purpose of this required presentation, deemed its Board of Directors and Executive Officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.

There were 14,627,284 shares of Class A common stock, 20,800,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of March 2, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. All statements, other than statements of historical fact included in this Annual Report, regarding the impacts of COVID-19 and the 2021 severe weather event, strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and beliefs of management are forward-looking statements. Forward-looking statements appear in a number of places in this Annual Report and may include statements about business strategy and prospects for growth, customer acquisition costs, legal proceedings, ability to pay cash dividends, cash flow generation and liquidity, availability of terms of capital, competition and government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
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
•significant changes in, or new changes by, the independent system operators (“ISOs”) in the regions we operate;
•competition; and
•the “risk factors” described in "Item 1A— Risk Factors" of this Annual Report.

You should review the risk factors and other factors noted throughout or incorporated by reference in this Annual Report that could cause our actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements speak only as of the date of this Annual Report. Unless required by law, we disclaim any obligation to publicly update or revise these statements whether as a result of new information, future events or otherwise. It is not possible for us to predict all risks, nor can we assess the impact of all factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our Operations

As of December 31, 2020, we operated in 100 utility service territories across 19 states and the District of Columbia and had approximately 400,000 residential customer equivalents (“RCEs”). An RCE is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in fifteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio and Pennsylvania) and electricity customers in twelve states (Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Texas) and the District of Columbia using seven brands (Electricity Maine, Electricity N.H., Major Energy, Provider Power Mass, Respond Power, Spark Energy, and Verde Energy).

COVID-19 Impact

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

Customer Contracts and Product Offerings

Fixed and variable-price contracts

We offer a variety of fixed-price and variable-price service options to our natural gas and electricity customers. Under our fixed-price service options, our customers purchase natural gas and electricity at a fixed price over the life of the customer contract, which provides our customers with protection against increases in natural gas and electricity prices. Our fixed-price contracts typically have a term of one to two years for residential customers and up to three years for commercial customers, and most provide for an early termination fee in the event that the customer terminates service prior to the expiration of the contract term. In a typical market, we offer fixed-price electricity plans for 6, 12 and 24 months and fixed-price natural gas plans from 12 to 24 months, which may or may not provide for a monthly service fee and/or a termination fee, depending on the market and customer type. Our variable-price service options carry a month-to-month term and are priced based on our forecasts of underlying commodity prices and other market and business factors, including the competitive landscape in the market and the regulatory environment, and may also include a monthly service fee depending on the market and customer type. Our variable plans may or may not provide for a termination fee, depending on the market and customer type.

The fixed/variable splits of our RCEs were as follows as of December 31, 2020:

Green products and renewable energy credits

We offer renewable and carbon neutral (“green”) products in certain markets. Green energy products are a growing market opportunity and typically provide increased unit margins as a result of improved customer satisfaction and less competition. Renewable electricity products allow customers to choose electricity sourced from wind, solar, hydroelectric and biofuel sources, through the purchase of renewable energy credits (“RECs”). Carbon neutral natural gas products give customers the option to reduce or eliminate the carbon footprint associated with their energy usage through the purchase of carbon offset credits. These products typically provide for fixed or variable prices and generally follow the same terms as our other products with the added benefit of carbon reduction and reduced environmental impact. We currently offer renewable electricity in all of our electricity markets and carbon neutral natural gas in several of our gas markets. As of December 31, 2020, approximately 36% of our customers utilized green products.

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

Customer Acquisition and Retention

Our customer acquisition strategy consists of customer growth obtained through traditional sales channels complemented by customer portfolio and business acquisitions. We make decisions on how best to deploy capital based on a variety of factors, including cost to acquire customers, availability of opportunities and our view of commodity pricing in particular regions.

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

As a result of the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during 2020 compared to historical amounts. As long as these orders are in effect and marketing is reduced, we expect to incur reduced customer acquisition costs related to these channels in future periods. However, we may incur increased costs through other manners of marketing, such as online marketing. We also expect our customer acquisition costs with respect to door to door marketing to return to historic levels once door to door marketing restriction orders are lifted. We are unable to predict our future customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this “Annual Report.”

We are currently focused on growing through organic sales channels; however, we continue to evaluate opportunities to acquire customers through acquisitions and pursue such acquisitions when it makes sense economically or strategically.

Organic Growth

We use organic sales strategies to both maintain and grow our customer base by offering products providing options for term flexibility, price certainty, variable rates and/or green product offerings. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and create product offerings in which our targeted customer segments find value. The attractiveness of a product from a consumer’s standpoint is based on a variety of factors, including overall pricing, price stability, contract term, sources of generation and environmental impact and whether or not the contract provides for termination and other fees. Product pricing is also based on several other factors, including the cost to acquire customers in the market, the competitive landscape and supply issues that may affect pricing.

Once a product has been created for a particular market, we then develop a marketing campaign. We identify and acquire customers through a variety of sales channels, including our inbound customer care call center, outbound calling, online marketing, opt-in web-based leads, email, direct mail, door-to-door sales, affinity programs, direct sales, brokers and consultants. For residential customers, we have historically used indirect sales brokers, web based solicitation, door-to-door sales, outbound calling, and other methods. For 2020, the largest channels were outbound telemarketing and web-based sales. We typically use brokers or direct marketing to obtain C&I customers, which are typically larger and have greater natural gas and electricity requirements. At December 31, 2020, our customer base was 73% residential and 27% C&I customers. In our sales practices, we typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and manage customer acquisition costs. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

Acquisitions

We actively monitor acquisition opportunities that may arise in the domestic acquisition market, and seek to acquire both portfolios of customers as well as retail energy companies utilizing some combination of cash and borrowings under our senior secured borrowing base credit facility ("Senior Credit Facility), the issuance of common or preferred stock, or other financing arrangements. Historically, our customer acquisition strategy has been executed using both third parties and through affiliated relationships. See “—Relationship with our Founder and Majority Shareholder” for a discussion of affiliate relationships.

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

Please see Note 4 "Acquisitions" in the notes to our consolidated financial statements for a more detailed description of these acquisitions, including the purchase price, the source of funds and financing arrangements with our Founder and/or National Gas and Electric (“NG&E”). Please see “Item 1A — Risk Factors” in this Annual Report for a discussion of risks related to our acquisition strategy and ability to finance such transactions.

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

We actively monitor unit margins from energy sales. We use this information to assess the results of products and to guide business decisions, including whether to engage in pro-active non-renewal of lower margin customers.

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

In most markets, we hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. Alternatively, we may use physical products to hedge our electricity exposure rather than buying physical electricity in the day-ahead market from the ISO. During the year ended December 31, 2020, we transacted physical and financial settlements of electricity with approximately 11 suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery point where the local regulated utility takes control of the natural gas and delivers it to individual customer locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2020, we transacted physical and financial settlements of natural gas with approximately 63 wholesale counterparties.

We also enter into back-to-back wholesale transactions to optimize our credit lines with third-party energy suppliers. With each of our third-party energy suppliers, we have certain contracted credit lines, which allow us to purchase energy supply from these counterparties. If we desire to purchase supply beyond these credit limits, we are required to post collateral in the form of either cash or letters of credit. As we begin to approach the limits of our credit line with one supplier, we may purchase energy supply from another supplier and sell that supply to the original counterparty in order to reduce our net position with that counterparty and open up additional credit to procure supply in the future. Our sales of gas pursuant to these activities also enable us to optimize our credit lines with third-party energy suppliers by decreasing our net buy position with those suppliers.

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

Our risk committee has control and authority over all of our risk management activities. The risk committee establishes and oversees the execution of our credit risk management policy and our commodity risk policy. The risk management policies are reviewed at least annually by the risk management committee and such committee typically meets quarterly to assure that we have followed these policies. The risk committee also seeks to ensure the application of our risk management policies to new products that we may offer. The risk committee is comprised of our Chief Executive Officer and our Chief Financial Officer, who meet on a regular basis to review the status of the risk management activities and positions. Our risk team reports directly to our Chief Financial Officer and their compensation is unrelated to trading activity. Commodity positions are typically reviewed and updated daily based on information from our customer databases and pricing information sources. The risk policy sets volumetric limits on intra-day and end of day long and short positions in natural gas and electricity. With respect to specific hedges, we have established and approved a formal delegation of authority policy specifying each trader's authorized volumetric limits based on instrument type, lead time (time to trade flow), fixed price volume, index price volume and tenor (trade flow) for individual transactions. The risk team reports to the risk committee any hedging transactions that exceed these delegated transaction limits. The various risks we face in our risk management activities are discussed below.

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

Customer Credit Risk

Our credit risk management policies are designed to limit customer credit exposure. Credit risk is managed through participation in purchase of receivables ("POR") programs in utility service territories where such programs are available. In these markets, we monitor the credit ratings of the local regulated utilities and the parent companies of the utilities that purchase our customer accounts receivable. We also periodically review payment history and financial information for the local regulated utilities to ensure that we identify and respond to any deteriorating trends. In non-POR markets, we assess the creditworthiness of new applicants, monitor customer payment activities and administer an active collection program. Using risk models, past credit experience and different levels of exposure in each of the markets, we monitor our receivable aging, bad debt forecasts and actual bad debt expenses and adjust as necessary.

In territories where POR programs have been established, the local regulated utility purchases our receivables, and then becomes responsible for billing and collecting payment from the customer. In return for their assumption of risk, we receive slightly discounted proceeds on the receivables sold. POR programs result in substantially all of our credit risk being linked to the applicable utility and not to our end-use customers in these territories. For the year ended December 31, 2020, approximately 64% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.2% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our subsequent collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of COVID-19. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. We maintain an allowance for doubtful accounts, which represents our estimate of potential credit losses associated with accounts receivable from customers within these markets.

We assess the adequacy of the allowance for doubtful accounts through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2020 was $4.7 million, or 0.8% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense for the year ended December 31, 2020.

We do not have high concentrations of sales volumes to individual customers. For the year ended December 31, 2020, our largest customer accounted for 2% of total retail energy sales.

Counterparty Credit Risk in Wholesale Markets

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including those that occur as a result of being unable to secure replacement supplies of natural gas or electricity on a timely or cost-effective basis or at all. At December 31, 2020, approximately $0.2 million of our total exposure of $3.1 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee.

Operational Risk

As with all companies, we are at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations. We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continually enhance awareness through employee education and accountability. As of December 31, 2020, we had not experienced any material loss related to cyber-attacks or other information security breaches.

Relationship with our Founder and Majority Shareholder

We have historically leveraged our relationship with affiliates of our founder and majority shareholder, W. Keith Maxwell III (our “Founder”), to execute our strategy, including sourcing acquisitions, financing, and operations support. Our Founder owns NG&E, which was formed for the purpose of purchasing retail energy companies and retail customer books that may ultimately be resold to us. This relationship has afforded us access to opportunities that may not have otherwise been available to us due to our size and availability of capital.

We may engage in additional transactions with NG&E in the future and expect that any such transactions would be funded by a combination of cash, subordinated debt, or the issuance of Class A or Class B common stock. Actual consideration paid for the assets would depend, among other things, on our capital structure and liquidity at the time of any transaction. Although we believe our Founder would be incentivized to offer us additional acquisition opportunities, he and his affiliates are under no obligation to do so, and we are under no obligation to buy assets from them. Any acquisition activity involving NG&E or any other affiliate of our Founder will be subject to negotiation and approval by a special committee of our Board of Directors consisting solely of independent directors. Please see “Iem 1A — Risk Factors” in this Annual Report for risks related to acquisitions and transactions with our affiliates.

On November 2, 2020, the Board of Directors (the "Board") of the Company appointed W. Keith Maxwell III, who had served as our interim Chief Executive Officer since March of 2020, as Chief Executive Officer.

Competition

The markets in which we operate are highly competitive. Our primary competition comes from the incumbent utility and other independent retail energy companies. In the electricity sector, these competitors include larger, well-capitalized energy retailers such as Calpine Energy Solutions, LLC, Constellation Energy Group, Inc., NRG Energy, Inc., and Vistra Energy Corp. We also compete with small local retail energy providers in the electricity sector that are focused exclusively on certain markets. Each market has a different group of local retail energy providers. In the natural gas sector, our national competitors are primarily NRG, Inc. Energy and Constellation Energy Group, Inc. Our national competitors generally have diversified energy platforms with multiple marketing approaches and broad geographic coverage similar to us. Competition in each market is based primarily on product offering, price and customer service. The number of competitors in our markets varies. In well-established markets in the Northeast and Texas we have hundreds of competitors, while in other markets the competition is limited to several participants. Markets that offer POR programs are generally more competitive than those markets in which retail energy providers bear customer credit risk.

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

Our accounts payable and accounts receivable are impacted by seasonality due to the timing differences between when we pay our suppliers for accounts payable versus when we collect from our customers on accounts receivable. We typically pay our suppliers for purchases of natural gas on a monthly basis and electricity on a weekly basis. However, it takes approximately two months from the time we deliver the electricity or natural gas to our customers before we collect from our customers on accounts receivable attributable to those product deliveries. This timing difference affects our cash flows, especially during peak cycles in the winter and summer months.

Natural gas accounted for approximately 17% of our retail revenues for the year ended December 31, 2020, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

New York

A Low-Income Order was promulgated by the New York State Public Service Commission ("NYPSC") in December of 2016 (the "Low-Income Order"), and the New York State Supreme Court, Appellate Division, Third Department ruled in September 2017 that energy service companies ("ESCOs") must proceed with returning existing low-income customers to utility service and stop enrolling new low-income customers. The ESCOs have effectively exhausted their legal remedies to appeal this matter and must now comply with the Low-Income Order. ESCOs may continue serving low income customers if those customers are enrolled in fixed arrangements with guaranteed savings or with value add inclusions (that were entered into prior to the effective date of the Low-Income Order) or if the ESCO receives a waiver from the NYPSC to provide low-income customers with guaranteed savings. The Company and its subsidiaries have been returning low-income customers to the applicable utilities as they have rolled off of their contracts. As of December 31, 2020, remaining low-income customers represent approximately 1.7% of our total RCEs in New York and 0.3% of our RCEs overall.

In December 2017, the NYPSC held an evidentiary hearing to assess the retail energy market in New York. On September 18, 2020, the NYPSC issued an order adopting the changes to the New York retail energy market with product restrictions commencing April 16, 2021 (“2020 Order”). The 2020 Order states that ESCOs can only enroll new residential or small nonresidential customers (mass-market customers) or renew existing mass-market customer contracts for gas and/or electric service if at least one of the following conditions is met: (1) enrollment includes a guaranteed savings over the utility price, as reconciled on an annual basis; (2) enrollment is for a fixed-rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate; (3) enrollment is for a renewably sourced electric commodity product that (a) has a renewable mix that is at least 50% greater than the ESCO’s current Renewable Energy Standard (RES) obligation, (b) the ESCO complies with the RES locational and delivery requirements when procuring Renewable Energy Credits (RECs) or entering into bilateral contracts for renewable commodity supply, and (c) there is transparency of information and disclosures provided to the customer with respect to pricing and commodity sourcing. In addition, by September 15, 2021, all New York ESCOs are required to reapply for licenses to serve customers in New York. We timely filed all relicense applications and are waiting to hear back from the NYPSC on such filings.

We are evaluating and proactively managing the potential impact of the NYPSC's 2020 Order and subsequent proceedings on our New York operations while preparing to operate in compliance with any new requirements that may come as a result of any new order promulgated by the NYPSC. Given the uncertainty of the outcome of these matters and the final requirements that may be implemented, we are unable to predict at this time the magnitude of the long-term impact on our operations in New York.

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

Other States

Certain state commissions have begun efforts to restrict the ability of retail suppliers to “pass through” costs to customers associated with certain changes in law or regulatory requirements. For example, on January 22, 2019, the New Jersey Board of Public Utilities (“NJ BPU”) sent a cease and desist letter to third party suppliers (“TPS”) in New Jersey instructing that a TPS may not charge a customer rate that is higher than the fixed rate applicable during the period for which that rate was fixed. The letter notified TPS that such increases were prohibited and instructed TPS to refund customers amounts charged in excess of the applicable fixed rate. Parties have challenged the NJ BPU’s letter and it is not clear at this time whether refunds will be required. Similarly, the Connecticut Public Utilities Regulatory Authority (“PURA”) opened a docket after receiving complaints regarding increases by suppliers to certain fixed-price supplier contracts due to change in law triggers. PURA will consider whether suppliers’ actions constitute unfair and deceptive trade practices or otherwise violates applicable laws. PURA is expected to issue a declaratory ruling following its review. Depending on the outcome of these efforts in New Jersey and Connecticut, the Company may be required to assume costs that it otherwise would pass on to customers under its change in law provisions and potentially provide refunds to certain customers.

Other Regulations

Our marketing efforts to consumers, including but not limited to telemarketing, door-to-door sales, direct mail and online marketing, are subject to consumer protection regulation including state deceptive trade practices acts, Federal Trade Commission ("FTC") marketing standards, and state utility commission rules governing customer solicitations and enrollments, among others. By way of example, telemarketing activity is subject to federal and state do-not-call regulation and certain enrollment standards promulgated by state regulators. Door-to-door sales are governed by the FTC’s “Cooling-Off Rule" as well as state-specific regulation in many jurisdictions. In markets in which we conduct customer credit checks, these checks are subject to the requirements of the Fair Credit Reporting Act. Violations of the rules and regulations governing our marketing and sales activity could impact our license to operate in a particular market, result in suspension or otherwise limit our ability to conduct marketing activity in certain markets, and potentially lead to private actions against us. Moreover, there is potential for changes to legislation and regulatory measures applicable to our marketing measures that may impact our business models.

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

Employees

We employed 159 people as of December 31, 2020, none of which were subject to any collective bargaining agreements. We have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory. We also utilize the services of independent contractors and vendors to perform various services.

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

Item 1A. Risk Factors
Risk Factor Summary
Our business, financial condition, cash flows, results of operations and ability to pay dividends on our Class A common stock and Series A Preferred Stock could be materially and adversely affected by, and the price of our Class A common stock and Series A Preferred Stock could decline due to a number of factors, whether currently known or unknown, including but not limited to those described below. You should carefully consider these risk factors together with the other information contained in this Annual Report on Form 10-K.
Risks Related to Our Business and Our Industry
•We are subject to commodity price risk.
•We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.
•Our financial results may be adversely impacted by weather conditions and changes in consumer demand.
•Our risk management policies and hedging procedures may not mitigate risk as planned, and we may fail to fully or effectively hedge our commodity supply and price risk.
•ESCOs face risks due to increased and rapidly changing regulations and increasing monetary fines by the state regulatory agencies.
•The retail energy business is subject to a high level of federal, state and local regulations, which are subject to change.
•Liability under the TCPA has increased significantly in recent years, and we face risks if we fail to comply.
•We are, and in the future may become, involved in legal and regulatory proceedings and, as a result, may incur substantial costs.
•Our business is dependent on retaining licenses in the markets in which we operate.
•We may be subject to risks in connection with acquisitions, which could cause us to fail to realize many of the anticipated benefits of such acquisitions.
•Compliance with New York Public Service Commission Orders may adversely impact customer acquisition and renewal revenue and profitability.
•Pursuant to our cash dividend policy, we distribute a significant portion of our cash through regular quarterly dividends, and our ability to grow and make acquisitions with cash on hand could be limited.
•We may not be able to manage our growth successfully.
•Our financial results fluctuate on a seasonal, quarterly and annual basis.
•We may have difficulty retaining our existing customers or obtaining a sufficient number of new customers, due to competition and for other reasons.
•Increased collateral requirements in connection with our supply activities may restrict our liquidity.
•We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.
•We depend on the accuracy of data in our information management systems, which subjects us to risks.
•Cyberattacks and data security breaches could adversely affect our business.
•Our success depends on key members of our management, the loss of whom could disrupt our business operations.
•A large portion of our current customers are concentrated in a limited number of states, making us vulnerable to customer concentration risks.
•Increases in state renewable portfolio standards or an increase in the cost of renewable energy credit and carbon offsets may adversely impact the price, availability and marketability of our products.
•Our access to marketing channels may be contingent upon the viability of our telemarketing and door-to-door agreements with our vendors.
•Our vendors may expose us to risks.

Risks Related to Our Capital Structure and Capital Stock

•Our indebtedness could adversely affect our ability to raise additional capital to fund our operations or pay dividends. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.
•We cannot assure you that we will be able to continue paying our targeted quarterly dividend to the holders of our Class A common stock or dividends to the holders of our Series A Preferred Stock in the future.

•We are a holding company. Our sole material asset is our equity interest in Spark HoldCo, LLC ("Spark HoldCo") and we are accordingly dependent upon distributions from Spark HoldCo to pay dividends on the Class A common stock and Series A Preferred Stock.
•The Class A common stock and Series A Preferred Stock are subordinated to our existing and future debt obligations.
•Numerous factors may affect the trading price of the Class A common stock and Series A Preferred Stock.
•There may not be an active trading market for the Class A common stock or Series A Preferred Stock, which may in turn reduce the market value and your ability to transfer or sell your shares of Class A common stock or Series A Preferred Stock.
•Our Founder holds a substantial majority of the voting power of our common stock.
•Holders of Series A Preferred Stock have extremely limited voting rights.
•We have engaged in transactions with our affiliates in the past and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests.
•Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
•Future sales of our Class A common stock and Series A Preferred Stock in the public market could reduce the price of the Class A common stock and Series A Preferred Stock, and may dilute your ownership in us.
•We have issued preferred stock and may continue to do so, and the terms of such preferred stock could adversely affect the voting power or value of our Class A common stock.
•Our amended and restated certificate of incorporation limits the fiduciary duties of one of our directors and certain of our affiliates and restricts the remedies available to our stockholders for actions taken by our Founder or certain of our affiliates that might otherwise constitute breaches of fiduciary duty.
•The Series A Preferred Stock represent perpetual equity interests in us, and investors should not expect us to redeem the Series A Preferred Stock on the date the Series A Preferred Stock becomes redeemable by us or on any particular date afterwards.
•The Series A Preferred Stock is not rated.
•We cannot guarantee that our Class A common stock repurchase program will enhance shareholder value and purchases, if any, could increase the volatility of the price of our Class A common stock.
•The Change of Control Conversion Right may make it more difficult for a party to acquire us or discourage a party from acquiring us.
•Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates under our Senior Credit Facility and the floating dividend rate of our Series A Preferred Stock.
•If we are unable to redeem the Series A Preferred Stock on or after April 15, 2022, a substantial increase in the Three-Month LIBOR Rate or an alternative rate could negatively impact our ability to pay dividends on the Series A Preferred Stock and Class A common stock.
•We may not have sufficient earnings and profits in order for dividends on the Series A Preferred Stock to be treated as dividends for U.S. federal income tax purposes.
•You may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Series A Preferred Stock even though you do not receive a corresponding cash dividend.
•We are a “controlled company” under NASDAQ Global Select Market rules, and as such we are entitled to an exemption from certain corporate governance standards of the NASDAQ Global Select Market, and you may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ Global Market corporate governance requirements.

Risks Related to Our Business and Our Industry
We are subject to commodity price risk.

Our financial results are largely dependent on the prices at which we can acquire the commodities we resell. The prevailing market prices for natural gas and electricity are unpredictable and tend to fluctuate substantially. Changes in market prices for natural gas and electricity may result from many factors that are outside of our control, including:
•weather conditions; including extreme weather conditions, seasonal fluctuations, and the effects of climate change;
•demand for energy commodities and general economic conditions;
•disruption of natural gas or electricity transmission or transportation infrastructure or other constraints or inefficiencies;
•reduction or unavailability of generating capacity, including temporary outages, mothballing, or retirements;
•the level of prices and availability of natural gas and competing energy sources, including the impact of changes in environmental regulations impacting suppliers;
•the creditworthiness or bankruptcy or other financial distress of market participants;
•changes in market liquidity;
•natural disasters, wars, embargoes, acts of terrorism and other catastrophic events;
•significant changes in the pricing methods in the wholesale markets in which we operate;
•changes in regulatory policies concerning how markets are structured, how compensation is provided for service, and the kinds of different services that can or must be offered;
•federal, state, foreign and other governmental regulation and legislation; and
•demand side management, conservation, alternative or renewable energy sources.

We may not be able to pass along changes to the prices we pay to acquire commodities to our customers as such pricing fluctuations can attract consumer class actions as well as state and federal regulatory actions.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion about the expected impacts of winter storm Uri.

We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.

The ongoing COVID-19 pandemic is an evolving situation around the globe that continues to adversely impact economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to governmental shutdowns, business closures, and disruptions to supply chains and consumer behaviors around the world. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a future material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.

As a result of the COVID-19 pandemic, we experienced a slight increase in residential demand, and a slight decrease in C&I demand, and we may experience changes in customer demand in future periods that we cannot fully anticipate and that may lead us to experience financial gains and/or losses. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy related to our load forecasts.

Our financial results may be adversely impacted by weather conditions and changes in consumer demand.
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
Further, extreme weather conditions such as hurricanes, droughts, heat waves, winter storms and severe weather associated with climate change could cause these seasonal fluctuations to be more pronounced. Destruction caused by severe weather events, such as hurricanes, tornadoes, severe thunderstorms, snow and ice storms, can result in lost operating revenues.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion about the expected impacts of winter storm Uri.
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
Our derivative instruments are subject to mark-to-market accounting requirements and are recorded on the consolidated balance sheet at fair value with changes in fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings. As a result, the Company’s quarterly and annuals results are subject to significant fluctuations caused by the changes in market price.
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

Some states are beginning to increase their regulation of their retail electricity and natural gas markets in an effort to increase consumer disclosures and ensure marketing practices are not misleading to consumers. In addition, the fines against ESCOs that regulators are seeking have increased dramatically in recent years. For example, in 2015 the Connecticut Legislature passed legislation providing that licensed electric suppliers in Connecticut could no longer offer variable rate products as Connecticut regulators believed that a variable rate product was inappropriate for residential consumers; however, no other state to date has followed Connecticut's legislation.

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On September 18, 2020, the PSC issued an order adopting the changes to the New York retail energy market, with the product restrictions going into effect on April 16, 2021 (“2020 Order”). The 2020 Order states that ESCOs can only enroll new residential or small nonresidential customers (mass-market customers) or renew existing mass-market customer contracts for gas and/or electric service only if at least one of the following conditions is met: (1) enrollment includes a guaranteed savings over the utility price, as reconciled on an annual basis; (2) enrollment is for a fixed-rate commodity product that is priced at no more than 5% greater than the trailing 12-month average utility supply rate; (3) enrollment is for a renewably sourced electric commodity product that (a) has a renewable mix that is at least 50% greater than the ESCO’s current Renewable Energy Standard (RES) obligation, (b) the ESCO complies with the RES locational and delivery requirements when procuring Renewable Energy Credits (RECs) or entering into bilateral contracts for renewable commodity supply, and (c) there is transparency of information and disclosures provided to the customer with respect to pricing and commodity sourcing. In addition, by September 15, 2021, all New York ESCOs are required to reapply for licenses to serve customers in New York. We timely filed all relicense applications and are waiting to hear back from the PSC on such filings.

We are evaluating and proactively managing the potential impact of the NYPSC's 2020 Order and subsequent proceedings on our New York operations while preparing to operate in compliance with any new requirements that may come as a result of any new order promulgated by the NYPSC. Given the uncertainty of the outcome of these matters and the final requirements that may be implemented, we are unable to predict at this time the magnitude of the long-term impact on our operations in New York.

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

Many governmental bodies regulate aspects of our operations, and our failure to comply with these legal requirements can result in substantial penalties. In addition, new laws and regulations, including executive orders, or changes to or new interpretations of existing laws and regulations by courts or regulatory authorities occur regularly, but are difficult to predict. Changes under a new president, administration and Congress in the U.S. are also difficult to predict. Any such variation could negatively impact the retail energy business, including our business, could substantially increase costs to achieve compliance or otherwise could have a material adverse effect on our cash flow, results of operations and financial condition.
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

Our outbound telemarketing efforts and use of mobile messaging to communicate with our customers, which has increased in recent years, subjects us to regulation under the TCPA. Over the last several years, companies have been subject to significant liabilities as a result of violations of the TCPA, including penalties, fines and damages under class action lawsuits. Our failure to effectively monitor and comply with our activities that are subject to the TCPA could result in significant penalties and the adverse effects of having to defend and ultimately suffer liability in a class action lawsuit related to such non-compliance.

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
We are subject to lawsuits, claims and regulatory proceedings arising in the ordinary course of our business from time to time, including several purported class action lawsuits involving sales practices, telemarketing and TCPA claims, as well as contract disclosure claims and breach of contract claims. These are in various stages and are subject to substantial uncertainties concerning the outcome.
A negative outcome for any of these matters could result in significant costs, may divert management's attention from other business issues or harm our reputation with customers.
For additional information regarding the nature and status of certain proceedings, see Note 14 "Commitments and Contingencies" to the audited consolidated financial statements.
Our business is dependent on retaining licenses in the markets in which we operate.
Our business model is dependent on continuing to be licensed in existing markets. We may have a license revoked or not be granted a renewal of a license, or our license could be adversely conditioned or modified (e.g., by increased bond posting obligations). For example, recently, an ESCO was banned by the Public Utilities Commission of Ohio from operating in Ohio for five years in response to allegations of misleading and deceptive marketing practices.

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

Furthermore, when we make an acquisition, we may not be able to accomplish the integration process smoothly or successfully. The integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of our business, processes and systems or inconsistencies in standards, controls, procedures, practices, policies, compensation arrangements, distraction of management and significant costs, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. Further, we may have difficulty addressing possible differences in corporate cultures and management philosophies.

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

Compliance with New York Public Service Commission Orders may adversely impact customer acquisition and renewal revenue and profitability.

As discussed above, the 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability, and organic growth. The Company is evaluating its options and seeking additional clarity to the 2020 Order from the PSC.
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
The growth of our operations will depend upon our ability to expand our customer base in our existing markets and to enter new markets in a timely manner at reasonable costs, organically or through acquisitions. In order for us to recover expenses incurred in entering new markets and obtaining new customers, we must attract and retain customers on economic terms and for extended periods. Customer growth depends on several factors outside of our control, including economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. We may experience difficulty managing our growth and implementing new product offerings, integrating new customers and employees, and complying with applicable market rules and the infrastructure for product delivery.

Expanding our operations also may require continued development of our operating and financial controls and may place additional stress on our management and operational resources. We may be unable to manage our growth and development successfully.

Our financial results fluctuate on a seasonal, quarterly and annual basis.
Our overall operating results fluctuate substantially on a seasonal, quarterly and annual basis depending on: (1) the geographic mix of our customer base; (2) the relative concentration of our commodity mix; (3) weather conditions, which directly influence the demand for natural gas and electricity and affect the prices of energy commodities; and (4) variability in market prices for natural gas and electricity. These factors can have material short-term impacts on monthly and quarterly operating results, which may be misleading when considered outside of the context of our annual operating cycle. In addition, our accounts payable and accounts receivable are impacted by seasonality due to the timing differences between when we pay our suppliers for accounts payable versus when we collect from our customers on accounts receivable. We typically pay our suppliers for purchases of natural gas on a monthly basis and electricity on a weekly basis. However, it takes approximately two months from the time we deliver the electricity or natural gas to our customers before we collect from our customers on accounts receivable attributable to those product deliveries. This timing difference could affect our cash flows, especially during peak cycles in the winter and summer months. Furthermore, as a result of the seasonality of our business, we may reserve a portion of our excess cash available for distribution in the first and fourth quarters in order to fund our second and third quarter distributions.
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
The markets in which we compete are highly competitive, and we may face difficulty retaining our existing customers or obtaining new customers due to competition. We encounter significant competition from local regulated utilities or their retail affiliates and traditional and new retail energy providers. Competitors may offer different products, lower prices, and other incentives, which may attract customers away from our business. Many of these competitors or potential competitors are larger than us, have access to more significant capital resources, have more well-established brand names and have larger existing installed customer bases.
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
In addition, due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of December 31, 2020, we had not been required to post additional collateral as a result of COVID-19. We have no way to predict what the local regulated utilities or our supplier counterparties may ask for in terms of additional collateral in the future or how long any increased levels of collateral may endure.

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
We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2020, customers in non-POR markets represented approximately 36% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.
In addition, the ongoing COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that continue to impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. We are also monitoring other events that may have an impact on our credit risk, such as the expiration of unemployment benefits in December 2020 in many of our service territories. These actions taken by regulatory agencies and governmental authorities may impact our financial results, cash flow and liquidity and the duration of these changes are unknown. At this time, we are unable to predict the impact that this or other related events may have on our collection efforts due to non-payment.

We depend on the accuracy of data in our information management systems, which subjects us to risks.
We depend on the accuracy and timeliness of our information management systems for billing, collections, consumption and other important data. We rely on many internal and external sources for this information, including:
•our marketing, pricing and customer operations functions; and
•various local regulated utilities and ISOs for volume or meter read information, certain billing rates and billing types (e.g., budget billing) and other fees and expenses.
Inaccurate or untimely information, which may be outside of our direct control, could result in:
•inaccurate and/or untimely bills sent to customers;
•incorrect tax remittances;
•reduced effectiveness and efficiency of our operations;
•inability to adequately hedge our portfolio;
•increased overhead costs;
•inaccurate accounting and reporting of customer revenues, gross margin and accounts receivable activity;

•inaccurate measurement of usage rates, throughput and imbalances;
•customer complaints; and
•increased regulatory scrutiny.
We are also subject to disruptions in our information management systems arising out of events beyond our control, such as natural disasters, pandemics, epidemics, failures in hardware or software, power fluctuations, telecommunications and other similar disruptions.

Cyberattacks and data security breaches could adversely affect our business.

Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. A cyber-attack on our information management systems could severely disrupt business operations, preventing us from billing and collecting revenues, and could result in significant expenses to investigate and repair security breaches or system damage, lead to litigation, fines, other remedial action, heightened regulatory scrutiny, diminished customer confidence and damage to our reputation. Although we maintain cyber-liability insurance that covers certain damage caused by cyber events, it may not be sufficient to cover us in all circumstances.
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
We have outsourced our back office customer billing and transactions platforms to third party vendors, and we rely heavily on the continued performance of the vendors under our current outsourcing agreement. Our vendors may fail to operate in accordance with the terms of the outsourcing agreement or a bankruptcy or other event may prevent them from performing under our outsourcing agreement.
A large portion of our current customers are concentrated in a limited number of states, making us vulnerable to customer concentration risks.
As of December 31, 2020, approximately 60% of our RCEs were located in five states. Specifically, 15%, 14%, 13%, 9% and 9% of our customers on an RCE basis were located in NY, TX, PA, IL, and MA respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. The states that contain a large percentage of our customers could reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to operate economically in that state.
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
Our vendors are essential to our telemarketing and door-to-door sales activities. Our ability to increase revenues in the future will depend significantly on our access to high quality vendors. If we are unable to attract new vendors and retain existing vendors to achieve our marketing targets, our growth may be materially reduced. There can be no assurance that competitive conditions will allow these vendors and their independent contractors to continue to successfully sign up new customers. Further, if our products are not attractive to, or do not generate sufficient revenue for our vendors, we may lose our existing relationships. In addition, the decline in landlines reduces the number of potential customers that may be reached by our telemarketing efforts and, as a result, our telemarketing sales channel may become less viable and we may be required to use more door-to-door marketing. Door-to-door marketing is continually under scrutiny by state regulators and legislators, which may lead to new rules and regulations that impact our ability to use these channels.

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing, and in some cases telemarketing, during the pandemic, which has restricted some of the manners we use to market for organic sales. In response, the Company has focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs. In November, 2020, the Company began active door-to-door marketing activities in certain markets where allowed by states’ regulations.

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
We rely on third party vendors for our customer billing and transactions platform that exposes us to third party performance risk. We have outsourced our back office customer billing and transactions platforms to third party vendors, and we rely heavily on the continued performance of the vendors under our current outsourcing agreement. Our vendors may fail to operate in accordance with the terms of the outsourcing agreement or a bankruptcy or other event may prevent them from performing under our outsourcing agreement.
Risks Related to Our Capital Structure and Capital Stock
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations or pay dividends. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.

We have $100.0 million of indebtedness outstanding and $31.0 million in issued letters of credit under our Senior Credit Facility, and zero of indebtedness outstanding under our Subordinated Facility as of December 31, 2020. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have negative consequences, including:
•increasing our vulnerability to general economic and industry conditions;
•requiring cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing or eliminating our ability to pay dividends to holders of our Class A common stock and Series A Preferred Stock, or to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•limiting our ability to fund future acquisitions or engage in other activities that we view as in our long-term best interest;
•restricting our ability to make certain distributions with respect to our capital stock and the ability of our subsidiaries to make certain distributions to us, in light of restricted payment and other financial covenants, including requirements to maintain certain financial ratios, in our credit facilities and other financing agreements;
•exposing us to the risk of increased interest rates because certain of our borrowings are at variable rates of interest;
•limiting our ability to obtain additional financing for working capital including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.
If we are unable to satisfy financial covenants in our debt instruments, it could result in an event of default that, if not cured or waived, may entitle the lenders to demand repayment or enforce their security interests. Our Senior Credit Facility will mature in July 31, 2022, and we cannot assure that we will be able to negotiate a new credit arrangement on commercially reasonable terms.
In addition, our ability to arrange financing and the costs of such capital, are dependent on numerous factors, including:
•general economic and capital market conditions;
•credit availability from banks and other financial institutions;
•investor confidence;
•our financial performance and the financial performance of our subsidiaries;
•our level of indebtedness and compliance with covenants in debt agreements;
•maintenance of acceptable credit ratings;
•cash flow; and
•provisions of tax and securities laws that may impact raising capital.

We may not be successful in obtaining additional capital for these or other reasons. The failure to obtain additional capital from time to time may have a material adverse effect on its business and operations.
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
The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:
•changes in commodity prices, which may be driven by a variety of factors, including, but not limited to, weather conditions, seasonality and demand for energy commodities and general economic conditions;
•the level and timing of customer acquisition costs we incur;
•the level of our operating and general and administrative expenses;
•seasonal variations in revenues generated by our business;

•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;
•restrictions contained in our debt agreements (including our Senior Credit Facility);
•management of customer credit risk;
•abrupt changes in regulatory policies; and,
•other business risks affecting our cash flows.

As a result of these and other factors, we cannot guarantee that we will have sufficient cash generated from operations to pay the dividends on our Series A Preferred Stock or to pay a specific level of cash dividends to holders of our Class A common stock. Further, we could be prevented from paying cash dividends under Delaware law if certain capital requirements are not met.
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

We are a holding company and have no material assets other than our equity interest in Spark HoldCo, and have no independent means of generating revenue. Therefore, we depend on distributions from Spark HoldCo to meet our debt service and other payment obligations, and to pay dividends on our Class A common stock and Series A Preferred Stock. Spark HoldCo or its subsidiaries may be restricted from making distributions to us under applicable law or regulation or under the terms of their financing arrangements, or may otherwise be unable to provide such funds.
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
The trading price of the Class A common stock and Series A Preferred Stock may depend on many factors, some of which are beyond our control, including:
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance of debt or other preferred equity securities; and
•our financial condition, results of operations and prospects.
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
Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation and bylaws. Our Founder controls 65.8% of the combined voting power of the Class A and Class B common stock as of December 31, 2020 through his direct and indirect ownership in us.
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. On September 20, 2019, we filed a registration statement under the Securities Act on Form S-3 allowing us to offer and sell, from time to time, among other securities, shares of preferred stock. The registration statement was declared effective on October 18, 2019. The election by our board of directors to issue preferred stock with anti-takeover provisions could make it more difficult for a third party to acquire us.
In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:
•provide for our board of directors to be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three year terms. Our staggered board may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us, because it generally makes it more difficult for shareholders to replace a majority of the directors;
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that all vacancies in our board, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•provide our board of directors the ability to authorize undesignated preferred stock. This ability makes it possible for our board of directors to issue, without shareholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us. These and other provisions may have the effect of deferring hostile takeovers or delaying changes in control or management of our company;
•provide that at any time after the first date upon which W. Keith Maxwell III no longer beneficially owns more than fifty percent of the outstanding Class A common stock and Class B common stock, any action required or permitted to be taken by the shareholders must be effected at a duly called annual or special meeting of shareholders and may not be effected by any consent in writing in lieu of a meeting of such shareholders, subject to the rights of the holders of any series of preferred stock with respect to such series (prior to such time, such actions may be taken without a meeting by written consent of holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting);
•provide that at any time after the first date upon which W. Keith Maxwell III no longer beneficially owns more than fifty percent of the outstanding Class A common stock and Class B common stock, special meetings of our shareholders may only be called by the board of directors, the chief executive officer or the chairman of the board (prior to such time, special meetings may also be called by our Secretary at the request of holders of record of fifty percent of the outstanding Class A common stock and Class B common stock);
•provide that our amended and restated certificate of incorporation and amended and restated bylaws may be amended by the affirmative vote of the holders of at least two-thirds of our outstanding stock entitled to vote thereon;
•provide that our amended and restated bylaws can be amended by the board of directors; and
•establish advance notice procedures with regard to shareholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our shareholders. These procedures provide that notice of shareholder proposals must be timely given in writing to our corporate secretary prior to the meeting at which the action is to be taken. These requirements may preclude shareholders from bringing matters before the shareholders at an annual or special meeting.
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock with respect to dividends and distributions, as our board of directors may determine. Through December 31, 2020, we have issued an aggregate of 3,707,256 shares of Series A Preferred Stock.
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
We cannot guarantee that our Class A common stock repurchase program will enhance shareholder value and purchases, if any, could increase the volatility of the price of our Class A common stock.
Our Board of Directors has authorized the Repurchase Program, which permits us to purchase our Class A common stock through August 18, 2021. The Repurchase Program does not obligate us to purchase a specific dollar amount or number of shares of Class A common stock. The specific timing and amount of purchases, if any, will depend upon several factors, including ongoing assessments of capital needs, the market price of the Class A common stock, and other factors, including general market conditions. There can be no assurance that we will make future purchases of Class A common stock or that we will purchase a sufficient number of shares to satisfy market expectations.

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

We are permitted to and could discontinue our Repurchase Program prior to its expiration or completion. The existence of the Repurchase Program could cause our Class A common stock price to be higher than it would be in the absence of such a program, and any such discontinuation could cause the market price of our Class A common stock to decline.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “SPKE." There is no public market for our Class B common stock. On March 2, 2021, we had one holder of record of our Class A common stock and two holders of record of our Class B common stock, excluding stockholders for whom shares are held in “nominee” or “street name.”

Dividends

We typically pay a cash dividend each quarter to holders of our Class A common stock to the extent we have cash available for distribution and are permitted to do so under the terms of our Senior Credit Facility.

Recent Sales of Unregistered Equity Securities

We have not sold any unregistered equity securities other than as previously reported.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2020 and December 31, 2020.

Stock Performance Graph

The following graph compares the quarterly performance of our Class A common stock to the NASDAQ Composite Index ("NASDAQ Composite") and the Dow Jones U.S. Utilities Index ("IDU"). The chart assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2015 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Total Return Performance
Index Value
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Spark Energy, Inc.
NASDAQ Composite
IDU

The performance graph above and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Item 6. Reserved

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
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2020, we operated in 100 utility service territories across 19 states and the District of Columbia.
Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2020, 2019 and 2018, approximately 83%, 85% and 86%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2020, 2019 and 2018, approximately 17%, 15% and 14%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Extreme Winter Weather Event

In February 2021, the U.S. experienced winter storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the Electric Reliability Council of Texas ("ERCOT") service area reached or exceeded maximum allowed clearing prices. The overall impact of winter storm Uri is still being assessed by management; however, we expect the impact of the weather event will result in a significant loss that will be reflected in our first quarter 2021 results of operations. Uncertainty exists with respect to the financial impact of the weather event due in part to outstanding pricing and volume settlement data from ERCOT; the results of formal disputes regarding pricing and volume settlement data received to date, for which we are exploring all legal options; and any corrective action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas. Possible action may include resettling pricing across the supply chain (i.e. fuel supply, wholesale pricing of generation, or allocating the financial impacts of market-wide load shed ratably across all retail market participants). During the winter storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course.

Senior Credit Facility

On October 30, 2020, a new lender was added to the Senior Credit Facility, bringing total commitments under the Senior Credit Facility to $202.5 million.

On January 19, 2021, we increased the total commitments under our Senior Credit Facility to $227.5 million.

Appointment of Chief Executive Officer

On November 2, 2020, our Board of Directors appointed W. Keith Maxwell III, who had served as our interim Chief Executive Officer since March of 2020, as Chief Executive Officer.

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

As described further below under "Drivers of our Business", during the year ended December 31, 2020, compared to the year ended December 31, 2019, we had fewer organic customer acquisitions, which resulted in reduced customer acquisition costs. In addition, for the year ended December 31, 2020 compared to year ended December 31, 2019, we experienced lower customer attrition, slight increases in residential demand, and slight decreases in C&I demand. The financial impact of the decrease in C&I demand was offset by higher demand from residential customers, which have higher margins. Overall, we believe we have not experienced a material adverse impact to our business, financial condition or results of operations during the year ended December 31, 2020 as a result of the COVID-19 pandemic. We are continuing to monitor developments involving our workforce, customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods. Please see “Item 1A—Risk Factors” in this Annual Report.

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

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment as of December 31, 2020, 2019 and 2018:

RCEs:
	December 31,
(In thousands)	2020	2019	2018
Retail Electricity	303	533	754
Retail Natural Gas	97	139	154
Total Retail	400	672	908

The following table details our count of RCEs by geographical location as of December 31, 2020:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	96	32%	19	19%	115	29%
Mid-Atlantic	115	38%	33	34%	148	37%
Midwest	35	11%	28	29%	63	16%
Southwest	57	19%	17	18%	74	18%
Total	303	100%	97	100%	400	100%

The geographical locations noted above include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

Across our market areas, we have operated under a number of different retail brands. We currently operate under seven retail brands. During 2020 and 2019, we consolidated certain brands and billing systems in an effort to simplify our business operations where practical.

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

During the year ended December 31, 2020, we added approximately 46,000 RCEs through our various organic sales channels. This amount was significantly lower than historical periods primarily due to limitation of our door-to-door marketing as a result of COVID-19 during the majority of 2020 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality. Although we expect to acquire less customers organically in future periods than we have historically while marketing restrictions are in place, which may cause our customer book to decrease, we are unable to predict the ultimate effect on our organic sales, financial results, cash flows, and liquidity at this time.

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which has restricted some of the manners we have historically used to market for organic sales. In response, we have focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs. In November 2020, we began active door-to-door marketing activities in certain markets where not prohibited by states' COVID-19 restrictions.

We acquire companies and portfolios of customers through both external and affiliated channels. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions.

RCE Activity

The following table shows our RCE activity during the years ended December 31, 2020, 2019 and 2018.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Net Annual Increase (Decrease)
December 31, 2017	868	174	1,042
Additions	363	69	432
Attrition	(477)	(89)	(566)
December 31, 2018	754	154	908	(13)%
Additions	189	58	247
Attrition	(410)	(73)	(483)
December 31, 2019	533	139	672	(26)%
Additions	38	8	46
Attrition	(268)	(50)	(318)
December 31, 2020	303	97	400	(40)%

In 2018 and 2019, our attrition exceeded customer additions due to our intentional non-renewal of certain larger C&I customer contracts, lower organic sales spending, and fewer acquisitions and slightly higher attrition impacted by our brand consolidation activities. In 2020, our attrition exceeded customer additions primarily due to the non-renewal of certain larger C&I customer contracts and limitations on our ability to sell through door-to-door and telemarketing activities as a result of orders by regulatory agencies and governmental authorities' responses to the COVID-19 pandemic. Average monthly attrition rates during 2020, 2019 and 2018 were as follows:

	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2018	4.7%	6.7%	4.0%	3.7%	4.2%
2019	5.0%	7.0%	4.0%	3.8%	5.4%
2020	5.0%	7.7%	3.0%	3.5%	5.7%

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Customer attrition during the year ended December 31, 2020 was flat compared to the prior year due to an active strategy to shrink our C&I customer book in 2019, resulting in our pro-active non-renewal of some of our lower-margin large commercial contracts.

Customer Acquisition Costs

Managing customer acquisition costs is a key component of our profitability. Customer acquisition costs are those costs related to obtaining customers organically and do not include the cost of acquiring customers through acquisitions, which are recorded as customer relationships. For each of the three years ended December 31, 2020, customer acquisition costs were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Customer Acquisition Costs	$1,513	$18,685	$13,673

We strive to maintain a disciplined approach to recovery of our customer acquisition costs within a 12 month period. We capitalize and amortize our customer acquisition costs over a two year period, which is based on our estimate of the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs. Changes in customer acquisition costs from period to period reflect our focus on growing organically versus growth through acquisitions. We are currently focused on growing through organic sales channels; however, we continue to evaluate opportunities to acquire customers through acquisitions and pursue such acquisitions when it makes sense economically or strategically.

As described above, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during the twelve months ended December 31, 2020 compared to historical amounts. As long as these orders are in effect and marketing is reduced, we expect to incur reduced customer acquisition costs in future periods. However, we may incur increased costs through other manners of marketing, such as online marketing. We also expect our customer acquisition costs with respect to door to door marketing to return to historic levels once door to door marketing restriction orders are lifted from all markets. We are unable to predict the ultimate impact on our customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this Annual Report.”

Customer Credit Risk

Approximately 64% of our revenues are derived from customers in utilities where customer credit risk is borne by the utility in exchange for a discount on amounts billed. Where we have customer credit risk, we record bad debt based on an estimate of uncollectible amounts. Our bad debt expense on non-POR revenues was as follows:

	Year Ended December 31,
	2020	2019	2018
Total Non-POR Bad Debt as Percent of Revenue	1.6%	3.3%	2.6%

During the year ended December 31, 2020, we experienced lower bad debt expense versus 2019 primarily due to an increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the year ended December 31, 2020.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bills, and utilities increasing POR fees they charge us in an effort to recoup their bad debt losses. Although the Company noted no significant impact as a result of the COVID-19 pandemic related to customer credit risk for the twelve months ended December 31, 2020, because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. We are also monitoring other events that may have an impact on our customer credit risk, such as the expiration of unemployment benefits in many of our service territories. Please see “Item 1A—Risk Factors” in this Annual Report.

For the years ended December 31, 2020, 2019 and 2018, approximately 64%, 67% and 66%, respectively, of our retail revenues were collected through POR programs where substantially all of our credit risk was with local regulated utility companies. As of December 31, 2020, 2019 and 2018, all of these local regulated utility companies had investment grade ratings. During these same periods, we paid these local regulated utilities a weighted average discount of approximately 1.2%, 0.8% and 1.0%, respectively, of total revenues for customer credit risk protection.

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

During the second half of 2020, we experienced milder than normal weather across many of our markets as well as a slight decrease in C&I demand as a result of the COVID-19 pandemic, both of which negatively impacted overall customer usage. This was partially offset by slight increases in residential demand as a result of the COVID-19 pandemic. The financial impact of overall demand reductions was offset by increased margins as a result of our strategy to shift away from C&I customers to a primarily residential customer base, resulting in an overall positive impact on our electricity and natural gas unit margin in 2020.
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Development for additional discussion about the expected impacts of winter storm Uri.

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

Net asset optimization resulted in a loss of $0.7 million, a gain of $2.8 million and a gain of $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results. These measures for the three years ended December 31, 2020 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Adjusted EBITDA	$106,634	$92,404	$70,716
Retail Gross Margin	$196,473	$220,740	$185,109

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$68,218	$14,213	$(14,392)
Depreciation and amortization	30,767	40,987	52,658
Interest expense	5,266	8,621	9,410
Income tax expense	15,736	7,257	2,077
EBITDA	119,987	71,078	49,753
Less:
Net, losses on derivative instruments	(23,386)	(67,749)	(18,170)
Net, cash settlements on derivative instruments	37,729	42,820	(10,587)
Customer acquisition costs	1,513	18,685	13,673
Plus:
Non-cash compensation expense	2,503	5,487	5,879
Non-recurring legal and regulatory settlements	—	14,457	—
Gain on disposal of eRex	—	(4,862)	—
Adjusted EBITDA	$106,634	$92,404	$70,716

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$91,831	$91,735	$59,763
Amortization of deferred financing costs	(1,210)	(1,275)	(1,291)
Bad debt expense	(4,692)	(13,532)	(10,135)
Interest expense	5,266	8,621	9,410
Income tax expense	15,736	7,257	2,077
Changes in operating working capital
Accounts receivable, prepaids, current assets	(32,820)	(33,475)	10,482
Inventory	(1,458)	(924)	(674)
Accounts payable and accrued liabilities	36,301	11,534	(5,093)
Other	(2,320)	22,463	6,177
Adjusted EBITDA	$106,634	$92,404	$70,716
Cash Flow Data:
Cash flows provided by operating activities	$91,831	$91,735	$59,763
Cash flows (used in) provided by investing activities	$(2,154)	$1,398	$(18,981)
Cash flows used in financing activities	$(75,661)	$(85,103)	$(20,563)

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of Retail Gross Margin to Operating Income (Loss):
Operating income (loss)	$88,797	$23,979	$(3,654)
Plus:
Depreciation and amortization	30,767	40,987	52,658
General and administrative expense	90,734	133,534	111,431
Less:
Net asset optimization (expense) revenue	(657)	2,771	4,511
Losses on non-trading derivative instruments	(23,439)	(67,955)	(19,571)
Cash settlements on non-trading derivative instruments	37,921	42,944	(9,614)
Retail Gross Margin	$196,473	$220,740	$185,109
Retail Gross Margin - Retail Electricity Segment	$143,233	$160,540	$124,668
Retail Gross Margin - Retail Natural Gas Segment	$53,240	$60,200	$60,441

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

Consolidated Results of Operations

(In Thousands)	Year Ended December 31,
	2020	2019	2018
Revenues:
Retail revenues	$555,547	$810,954	$1,001,417
Net asset optimization (expense) revenues	(657)	2,771	4,511
Total Revenues	554,890	813,725	1,005,928
Operating Expenses:
Retail cost of revenues	344,592	615,225	845,493
General and administrative expense	90,734	133,534	111,431
Depreciation and amortization	30,767	40,987	52,658
Total Operating Expenses	466,093	789,746	1,009,582
Operating income (loss)	88,797	23,979	(3,654)
Other (expense)/income:
Interest expense	(5,266)	(8,621)	(9,410)
Gain on disposal of eRex	—	4,862	—
Interest and other income	423	1,250	749
Total Other (Expenses)/Income	(4,843)	(2,509)	(8,661)
Income (loss) before income tax expense	83,954	21,470	(12,315)
Income tax expense	15,736	7,257	2,077
Net income (loss)	$68,218	$14,213	$(14,392)
Other Performance Metrics:
Adjusted EBITDA (1)	$106,634	$92,404	$70,716
Retail Gross Margin (1)	$196,473	$220,740	$185,109
Customer Acquisition Costs	$1,513	$18,685	$14
RCE Attrition	5.0%	5.0%	4.7%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(40,019)	$(45,176)	$(45,261)

(1) Adjusted EBITDA and Retail Gross Margin are Non-GAAP financial measures. See “—Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Total Revenues. Total revenues for the year ended December 31, 2020 were approximately $554.9 million, a decrease of approximately $258.8 million, or 32%, from approximately $813.7 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2020 as compared to 2019 and milder weather, partially offset by an increase in electricity unit revenue per MWh. Total revenues for the year ended December 31, 2019 decreased approximately $192.2 million, or 19%, from approximately $1,005.9 million for the year ended December 31, 2018. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2019 as compared to 2018, partially offset by an increase in electricity unit revenue per MWh.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020 vs. 2019	2019 vs. 2018
Change in electricity volumes sold	$(254.0)	$(221.5)
Change in natural gas volumes sold	(29.0)	(18.4)
Change in electricity unit revenue per MWh	26.9	46.5
Change in natural gas unit revenue per MMBtu	0.7	2.9
Change in net asset optimization (expense) revenue	(3.4)	(1.7)
Change in total revenues	$(258.8)	$(192.2)

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2020 was approximately $344.6 million, a decrease of approximately $270.6 million, or 44%, from approximately $615.2 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2020 as compared to 2019, a decrease in electricity and natural gas unit cost, and a change in fair value of our retail derivative portfolio. Total retail cost of revenues for the year ended December 31, 2019 decreased approximately $230.3 million, or 27%, from approximately $845.5 million for the year ended December 31, 2018. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2019, a decrease in electricity and natural gas unit cost, and a change in fair value of our retail derivative portfolio.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020 vs. 2019	2019 vs. 2018
Change in electricity volumes sold	$(194.7)	$(189.5)
Change in natural gas volumes sold	(14.7)	(10.3)
Change in electricity unit cost per MWh	(15.1)	(21.4)
Change in natural gas unit cost per MMBtu	(6.6)	(4.9)
Change in value of retail derivative portfolio	(39.5)	(4.2)
Change in retail cost of revenues	$(270.6)	$(230.3)

General and Administrative Expense. General and administrative expense for the year ended December 31, 2020 was approximately $90.7 million, a decrease of approximately $42.8 million, or 32%, as compared to $133.5 million for the year ended December 31, 2019. This decrease was primarily attributable to legal and regulatory settlements and increased litigation expense in 2019 that did not reoccur in 2020, a decrease in sales and marketing costs in 2020 due to limitation on our door-to-door marketing as a result of COVID-19 and lower bad debt expense in 2020 due to improved collections efforts. General and administrative expense for the year ended December 31, 2019 increased approximately $22.1 million or 20%, as compared to $111.4 million for the year ended December 31, 2018. This increase was primarily attributable to non-recurring legal and regulatory settlements and increased litigation expense in 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2020 was approximately $30.8 million, a decrease of approximately $10.2 million, or 25%, from approximately $41.0 million for the year ended December 31, 2019. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles. Depreciation and amortization expense for the year ended December 31, 2019 decreased approximately $11.7 million, or 22%, from approximately $52.7 million for the year ended December 31, 2018. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2020 was approximately $1.5 million, a decrease of approximately $17.2 million, or 92% from approximately $18.7 million for the year ended December 31, 2019. This decrease was primarily due to limitation on our door-to-door marketing as a result of COVID-19 during the majority of 2020 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality. Customer acquisition cost for the year ended December 31, 2019 increased approximately $5.0 million, or 37% from approximately $13.7 million for the year ended December 31, 2018. This increase was primarily due to an increase in the number of organic sales in 2019 as compared to 2018, as we slowed our organic sales in 2018 to concentrate on acquisitions of companies and portfolios of customers.

Operating Segment Results

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$461,393	$688,451	$863,451
Retail Cost of Revenues	306,012	552,250	762,771
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	12,148	(24,339)	(23,988)
Retail Gross Margin (1) —Electricity	$143,233	$160,540	$124,668
Volumes—Electricity (MWhs)	4,049,543	6,416,568	8,630,653
Retail Gross Margin (2) —Electricity per MWh	$35.37	$25.02	$14.44

Retail Natural Gas Segment
Total Revenues	$94,154	$122,503	$137,966
Retail Cost of Revenues	38,580	62,975	82,722
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	2,334	(672)	(5,197)
Retail Gross Margin (1) —Gas	$53,240	$60,200	$60,441
Volumes—Gas (MMBtus)	11,100,446	14,543,563	16,778,393
Retail Gross Margin (2) —Gas per MMBtu	$4.80	$4.14	$3.60

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
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the year ended December 31, 2020 were approximately $461.4 million, a decrease of approximately $227.1 million, or 33%, from approximately $688.5 million for the year ended December 31, 2019. This decrease was largely due to lower volumes sold, resulting in a decrease of $254.0 million as a result of a smaller customer book in 2020. This decrease was partially offset by higher weighted average electricity rates due to our customer mix shifting away from large commercial customers, which resulted in an increase of $26.9 million. Total revenues for the Retail Electricity Segment for the year ended December 31, 2019 decreased approximately $175.0 million, or 20%, from approximately $863.5 million for the year ended December 31, 2018. This decrease was largely due to lower volumes sold, resulting in a decrease of $221.5 million as a result of a smaller commercial book in 2019. This decrease was partially offset by higher weighted average electricity rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $46.5 million.
Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2020 was approximately $306.0 million, a decrease of approximately $246.3 million, or 45%, from approximately $552.3 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $194.7 million. This decrease was further impacted by decreased electricity supply costs, which resulted in a decrease in retail cost of revenues of $15.1 million. Additionally, there was a decrease of $36.5 million due to a change in the value of our retail derivative portfolio used in hedging. Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2019 decreased approximately $210.5 million, or 28%, from approximately $762.8 million for the year ended December 31, 2018. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $189.5 million. This decrease was further impacted by decreased electricity supply costs, which resulted in a decrease in retail cost of revenues of $21.4 million. Additionally, there was an increase of $0.4 million due to a change in the value of our retail derivative portfolio used in hedging.
Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2020 was approximately $143.2 million, a decrease of approximately $17.4 million, or 11%, as compared to the year ended December 31, 2019, and 2019 increased approximately $35.8 million or 29% as compared to December 31, 2018 as indicated in the table below (in millions).

	2020 vs. 2019	2019 vs. 2018
Change in volumes sold	$(59.2)	$(32.0)
Change in unit margin per MWh	41.8	67.8
Change in retail electricity segment retail gross margin	$(17.4)	$35.8
Unit margins were positively impacted in 2020 and 2019 compared to prior years primarily as a result of the higher volumes from our residential customers, which tend to have higher unit margins than our C&I customers.
The volumes of electricity sold decreased from 6,416,568 MWh for the year ended December 31, 2019 to 4,049,543 MWh for the year ended December 31, 2020. This decrease was primarily due to a smaller C&I customer book in 2019. The volumes of electricity sold decreased from 8,630,653 MWh for the year ended December 31, 2018 to 6,416,568 MWh for the year ended December 31, 2019. This decrease was primarily due to a smaller C&I customer book in 2019.
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2020 were approximately $94.2 million, a decrease of approximately $28.3 million, or 23%, from approximately $122.5 million for the year ended December 31, 2019. This decrease was primarily attributable to a decrease in volumes of $29.0 million, offset by higher rates, which resulted in an increase in total revenues of $0.7 million. Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2019 decreased by approximately $15.5 million, or 11%, from approximately $138.0 million for the year ended December 31, 2018. This decrease was primarily attributable to a decrease in volumes of $18.4 million, offset by higher rates, which resulted in an increase in total revenues of $2.9 million.
Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2020 were approximately $38.6 million, a decrease of approximately $24.4 million, or 39%, from approximately $63.0 million for the year ended December 31, 2019. This decrease was primarily due to lower supply costs of $6.6 million, a decrease of $14.7 million related to decreased volumes, and a decrease of $3.0 million due to change in the fair value of our retail derivative portfolio used for hedging. Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2019 decreased approximately $19.7 million, or 24%, from approximately $82.7 million for the year ended December 31, 2018. This decrease was primarily due to decreased supply costs of $4.9 million, a decrease of $10.3 million related to decreased volumes, and a decrease of $4.5 million due to change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2020 was approximately $53.2 million, a decrease of approximately $7.0 million, or 12% from approximately $60.2 million for the year ended December 31, 2019, and 2019 decreased approximately $0.2 million or less than 1% from approximately $60.4 million for the year ended December 31, 2018 as indicated in the table below (in millions).

	2020 vs. 2019	2019 vs. 2018
Change in volumes sold	$(14.3)	$(8.1)
Change in unit margin per MMBtu	7.3	7.9
Change in retail natural gas segment retail gross margin	$(7.0)	$(0.2)

Unit margins were positively impacted in 2020 and 2019 compared to prior years as a result of higher volumes from our residential customers, which tend to have higher unit margins than our commercial customers.
The volumes of natural gas sold decreased from 14,543,563 MMBtu for the year ended December 31, 2019 to 11,100,446 MMBtu for the year ended December 31, 2020. This decrease was primarily due to milder-than-normal weather in 2020 compared to prior year. The volumes of natural gas sold decreased from 16,778,393 MMBtu for the year ended December 31, 2018 to 14,543,563 MMBtu for the year ended December 31, 2019. This decrease was primarily due to warmer-than-normal weather in the second and third quarters of 2019.
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

Liquidity Position
The following table details our available liquidity as of December 31, 2020:

December 31,
($ in thousands)	2020
Cash and cash equivalents	$71,684
Senior Credit Facility Availability (1) (2)	71,467
Subordinated Debt Facility Availability (3)	25,000
Total Liquidity	$168,151
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of December 31, 2020.
(2) On January 19, 2021, we increased the total commitments under our Senior Credit Facility from $202.5 million to $227.5 million, which will positively affect liquidity in future quarters.
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

During the winter storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course. As of February 28, 2021, we had $148.6 million of cash, availability under our Senior Credit Facility and Subordinated Debt Facility to meet any of our liquidity needs.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$91,831	$91,735	$59,763
Net cash (used in) provided by investing activities	$(2,154)	$1,398	$(18,981)
Net cash used in financing activities	$(75,661)	$(85,103)	$(20,563)
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2020 increased by $0.1 million compared to the year ended December 31, 2019. The increase was primarily the result of a higher net income in 2020 coupled with other changes in working capital for the year ended December 31, 2020. Cash flows provided by operating activities for the year ended December 31, 2019 increased by $32.0 million compared to the year ended December 31, 2018. The increase was primarily the result of higher net income in 2019 coupled with a decrease in the changes in working capital for the year ended December 31, 2019.
Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $3.6 million for the year ended December 31, 2020. The increase was primarily the result of the proceeds received from the sale of the Company's equity method investment in 2019, less payment to acquire the Starion customers, with no corresponding proceeds or acquisitions in 2020. Cash flows used in investing activities increased by $20.4 million for the year ended December 31, 2019. The increase was primarily the result of a reduction in the amount of cash paid for acquisitions during the year ended December 31, 2019 compared to the year ended December 31, 2018, and proceeds received from the sale of the Company's equity method investment in 2019.
Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $9.4 million for the year ended December 31, 2020. The decrease in cash flows used in financing activities was primarily due to an $11.2 million payment to settle the TRA liability in 2019 and a payment of $2.0 million related to a Verde Promissory Note made during 2019, both of which did not reoccur in 2020. Cash flows used in financing activities increased by $64.5 million for the year ended December 31, 2019. The increase in cash flows used in financing activities was primarily due to increased net paydown of our Senior Credit Facility and subordinated debt, as well as payments to settle the Company's Tax Receivable Agreement liability. In addition, for the year ended December 31, 2018, we received proceeds from the issuance of Series A Preferred Stock of approximately $48.5 million, which did not reoccur during 2019.
Sources of Liquidity and Capital Resources
Senior Credit Facility

As of December 31, 2020, we had total commitments of $202.5 million under our Senior Credit Facility, of which $131.0 million was outstanding, including $31.0 million of outstanding letters of credit, with a maturity date of July 31, 2022.

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

As of December 31, 2020, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of December 31, 2020, we had availability to borrow up to $71.5 million under the Senior Credit Facility.

On January 19, 2021, we increased the total commitments under our Senior Credit Facility to $227.5 million.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a primary source of liquidity. See Note 10 "Debt" for additional details. As of December 31, 2020, there was zero outstanding borrowings under the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, as amended by the Fourth Amendment, matures in July 2022, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at December 31, 2020 was $100.0 million. The current variable interest rate on the facility at December 31, 2020 was 3.75%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the years ended December 31, 2020 and 2019, we spent a total of $1.5 million and $18.7 million, respectively, on organic customer acquisitions. As described above, the decrease was primarily due to limitation of our door-to-door marketing as a result of COVID-19 during the majority of 2020 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality. Our ability to grow our customer base organically or by acquisition is important to our success as we experience ongoing customer attrition each period.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the year ended December 31, 2020 included approximately $2.2 million related to information systems improvements.

Dividends and Distributions

For the year ended December 31, 2020, we paid dividends to holders of our Class A common stock of $0.725 per share or $10.6 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the year ended December 31, 2020, Spark HoldCo made distributions of $15.1 million to our non-controlling interest holders related to the dividend payments to our Class A shareholders.

For the year ended December 31, 2020, we paid $7.9 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2020, we had accrued $1.9 million related to dividends to holders of our Series A

Preferred Stock, which we paid on January 15, 2021. For the year ended December 31, 2020, we declared dividends of $2.1875 per share or $7.9 million in the aggregate on our Series A Preferred Stock.

On January 21, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.546875 per share for the Series A Preferred Stock. Dividends on Class A common stock will be paid on March 15, 2021 to holders of record on March 1, 2021 and Series A Preferred Stock dividends will be paid on April 15, 2021 to holders of record on April 1, 2021.

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

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. During the year ended December 31, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of December 31, 2020, we had not been required to post additional collateral as a result of COVID-19.

As discussed above, during the winter storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course. As of the date of this Annual Report, our collateral requirements with ERCOT have been reduced to pre-storm levels.

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2020 (in millions):

	Total	2021	2022	2023	2024	2025	> 5 years
Purchase obligations:
Pipeline transportation agreements	$7.7	$3.6	$0.7	$0.6	$0.7	$0.7	$1.4
Other purchase obligations (1)	6.4	4.8	1.5	0.1	—	—	—
Total purchase obligations	$14.1	$8.4	$2.2	$0.7	$0.7	$0.7	$1.4
Senior Credit Facility	$100.0	$—	$100.0	$—	$—	$—	$—
Debt	$100.0	$—	$100.0	$—	$—	$—	$—

(1)     The amounts presented here include contracts for billing services and other software agreements to support our operations.

As of December 31, 2020, we had no material "off-balance sheet arrangements."

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

Derivative Instruments

We enter into both physical and financial contracts for the purchase and sale of electricity and natural gas and apply the fair value requirements of ASC Topic 815, Derivatives and Hedging.

Our derivative instruments are subject to mark-to-market accounting requirements and are recorded on the consolidated balance sheet at fair value. Derivative instruments representing unrealized gains are reported as derivative assets while derivative instruments representing unrealized losses are reported as derivative liabilities. We offset amounts in the consolidated balance sheets for derivative instruments executed with the same counterparty where we have a master netting arrangement.

To manage our retail business, we hold derivative instruments that are not for trading purposes and are not designated as hedges for accounting purposes. Changes in the fair value of and amounts realized upon settlement of derivative instruments not held for trading purposes are recognized in retail costs of revenues.

As part of our asset optimization activities, we manage a portfolio of commodity derivative instruments held for trading purposes. Changes in fair value of and amounts realized upon settlements of derivatives instruments held for trading purposes are recognized in earnings in net asset optimization revenues.

We have entered into other energy-related contracts that do not meet the definition of a derivative instrument or for which we made a normal purchase, normal sale election and are therefore not accounted for at fair value.

Goodwill

As noted above, Goodwill represents the excess of cost over fair value of the assets of businesses. The goodwill on our consolidated balance sheet as of December 31, 2020 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that is engaged in business activities from which it may earn revenues and incur expenses, has operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and has discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our annual assessment, absent a triggering event is as of October 31 of each year. On October 31, 2020, we elected to perform a qualitative assessment of goodwill in accordance with guidance from ASC 350. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we fail the qualitative test or if we elect to by-pass the qualitative assessment, then we must compare our estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value. All of these assessments and calculations, including the determination of whether a triggering event has occurred to undertake an assessment of goodwill involve a high degree of judgment.

We completed our annual assessment of goodwill impairment at October 31, 2020, and the test indicated no impairment.

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
Our net gain on our non-trading derivative instruments, net of cash settlements, was $14.5 million for the year ended December 31, 2020.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities.
We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2020, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 92,569 MMBtu. An increase of 10% in the market prices (NYMEX) from their December 31, 2020 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their December 31, 2020 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of December 31, 2020, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 256,801 MWhs. An increase of 10% in the forward market prices from their December 31, 2020 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the forward market prices from their December 31, 2020 levels would have increased the fair market value of our non-trading energy derivatives by $0.2 million.
Credit Risk
In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 64%, 67% and 66% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies as of December 31, 2020, 2019 and 2018, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.2%, 0.8% and 1.0%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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
In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2020, 2019 and 2018 was approximately 1.6%, 3.3% and 2.6% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2020.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2020 and 2019, approximately $0.2 million and $0.1 million of our total exposure of $3.1 million and $3.1 million, respectively, was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2020 and 2019.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At December 31, 2020, we were co-borrowers under the Senior Credit Facility, under which $100.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2020, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is the responsibility of the management of Spark Energy, Inc. to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spark Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spark Energy, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Instruments
Description of the Matter	As described in Note 7 of the consolidated financial statements, the Company has recognized $0.4 million in gross derivative assets and $12.1 million in gross derivative liabilities. Notional volumes associated with natural gas and electricity derivatives were 2,982,000 MMBtu and 1,845,000 MWh as of December 31, 2020. Auditing the completeness and accuracy of derivatives was complex due to the significant volume of activity associated with the Company’s risk management activities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of capturing and accounting for derivative instruments.

To test the completeness and accuracy of the Company’s derivative portfolio, our audit procedures included, among others, independently confirming details of contracts with counterparties and testing a sample of derivative contracts. For example, we confirmed directly with brokers and performed reconciliations between the broker’s statement and the Company’s derivative portfolio records. We also tested information subsequent to the balance sheet date to evaluate completeness of derivatives recorded. For example, we evaluated cash disbursement activity to evaluate completeness of the Company’s derivative portfolio records.
/s/ Ernst & Young LLP
We have served as Spark Energy, Inc.’s auditor since 2018.
Houston, Texas

March 4, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Spark Energy, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spark Energy, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spark Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spark Energy, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 4, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
March 4, 2021

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$71,684	$56,664
Restricted cash	—	1,004
Accounts receivable, net of allowance for doubtful accounts of $3,942 and $4,797 as of December 31, 2020 and 2019, respectively	70,350	113,635
Accounts receivable—affiliates	5,053	2,032
Inventory	1,496	2,954
Fair value of derivative assets	311	464
Customer acquisition costs, net	5,764	8,649
Customer relationships, net	12,077	13,607
Deposits	5,655	6,806
Renewable energy credit asset	20,666	24,204
Other current assets	11,818	6,109
Total current assets	204,874	236,128
Property and equipment, net	3,354	3,267
Fair value of derivative assets	—	106
Customer acquisition costs, net	306	9,845
Customer relationships, net	5,691	17,767
Deferred tax assets	27,960	29,865
Goodwill	120,343	120,343
Other assets	4,139	5,647
Total Assets	$366,667	$422,968
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$27,322	$48,245
Accounts payable—affiliates	826	1,009
Accrued liabilities	34,164	37,941
Renewable energy credit liability	19,549	33,120
Fair value of derivative liabilities	7,505	19,943
Other current liabilities	1,295	1,697
Total current liabilities	90,661	141,955
Long-term liabilities:
Fair value of derivative liabilities	227	495
Long-term portion of Senior Credit Facility	100,000	123,000
Other long-term liabilities	30	217
Total liabilities	190,918	265,667
Commitments and contingencies (Note 14)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,567,543 shares outstanding at December 31, 2020 and 3,707,256 shares issued and 3,677,318 outstanding at December 31, 2019	87,288	90,015
Stockholders' equity:
Common Stock :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,771,878 shares issued and 14,627,284 shares outstanding at December 31, 2020 and 14,478,999 shares issued and 14,379,533 shares outstanding at December 31, 2019	148	145

Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 issued and outstanding at December 31, 2020 and 20,800,000 issued and outstanding at December 31, 2019	209	209
Additional paid-in capital	55,222	51,842
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	11,721	1,074
Treasury stock, at cost, 144,594 at December 31, 2020 and 99,446 shares at December 31, 2019	(2,406)	(2,011)
Total stockholders' equity	64,854	51,219
Non-controlling interest in Spark HoldCo, LLC	23,607	16,067
Total equity	88,461	67,286
Total Liabilities, Series A Preferred Stock and stockholders' equity	$366,667	$422,968

The accompanying notes are an integral part of the consolidated financial statements.

SPARK ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Retail revenues	$555,547	$810,954	$1,001,417
Net asset optimization (expense) revenues	(657)	2,771	4,511
Total revenues	554,890	813,725	1,005,928
Operating expenses:
Retail cost of revenues	344,592	615,225	845,493
General and administrative	90,734	133,534	111,431
Depreciation and amortization	30,767	40,987	52,658
Total operating expenses	466,093	789,746	1,009,582
Operating income (loss)	88,797	23,979	(3,654)
Other (expense)/income:
Interest expense	(5,266)	(8,621)	(9,410)
Interest and other income	423	1,250	749
Gain on disposal of eRex	—	4,862	—
Total other (expense)/income	(4,843)	(2,509)	(8,661)
Income (loss) before income tax expense	83,954	21,470	(12,315)
Income tax expense	15,736	7,257	2,077
Net income (loss)	$68,218	$14,213	$(14,392)
Less: Net income (loss) attributable to non-controlling interest	38,928	5,763	(13,206)
Net income (loss) attributable to Spark Energy, Inc. stockholders	$29,290	$8,450	$(1,186)
Less: Dividend on Series A preferred stock	7,441	8,091	8,109
Net income (loss) attributable to stockholders of Class A common stock	$21,849	$359	$(9,295)
Other comprehensive (loss) income, net of tax:
Currency translation (loss) gain	$—	$(102)	$31
Other comprehensive (loss) income	—	(102)	31
Comprehensive income (loss)	$68,218	$14,111	$(14,361)
Less: Comprehensive income (loss) attributable to non-controlling interest	38,928	5,703	(13,188)
Comprehensive income (loss) attributable to Spark Energy, Inc. stockholders	$29,290	$8,408	$(1,173)

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$1.50	$0.03	$(0.69)
Diluted	$1.48	$0.02	$(0.69)

Weighted average shares of Class A common stock outstanding
Basic	14,555	14,286	13,390
Diluted	14,715	14,568	13,390

The accompanying notes are an integral part of the consolidated financial statements.

SPARK ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2017:	13,235	21,485	(99)	$132	$216	$(2,011)	$(11)	$47,811	$11,399	$57,536	$101,559	$159,095
Stock based compensation	—	—	—	—	—	—	—	5,703	—	5,703	—	5,703
Restricted stock unit vesting	258	—	—	3	—	—	—	(1,018)	—	(1,015)	—	(1,015)
Consolidated net income	—	—	—	—	—	—	—	—	(1,186)	(1,186)	(13,206)	(14,392)
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	13	—	—	13	18	31
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(35,478)	(35,478)
Dividends paid to Class A common stockholders ($0.725 per share)	—	—	—	—	—	—	—	(4,932)	(4,851)	(9,783)	—	(9,783)
Dividends to Preferred Stock	—	—	—	—	—	—	—	(4,055)	(4,055)	(8,110)	—	(8,110)
Exchange of shares of Class B common stock to shares of Class A common stock	685	(685)	—	7	(7)	—	—	—	—	—	—	—
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(7,129)	(7,129)
Remeasurement of deferred tax assets	—	—	—	—	—	—	—	1,372	—	1,372	—	1,372
Changes in ownership interest	—	—	—	—	—	—	—	1,276	—	1,276	(1,276)	—
Balance at 12/31/2018:	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	—	—	—	—	—	—	—	5,271	—	5,271	—	5,271
Restricted stock unit vesting	301	—	—	3	—	—	—	(1,107)	—	(1,104)	—	(1,104)
Consolidated net income	—	—	—	—	—	—	—	—	8,450	8,450	5,763	14,213
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(42)	—	—	(42)	(60)	(102)
Gain on settlement of TRA, net of tax	—	—	—	—	—	—	—	11,951	—	11,951	—	11,951
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(34,794)	(34,794)
Dividends paid to Class A common stockholders ($0.725 per share)	—	—	—	—	—	—	—	(7,776)	(2,606)	(10,382)	—	(10,382)

Changes in ownership interest	—	—	—	—	—	—	—	(680)	—	(680)	680	—
Dividends to Preferred Shareholders	—	—	—	—	—	—	—	(2,029)	(6,077)	(8,106)	—	(8,106)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	55	—	55	—	55
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at 12/31/2019:	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—	—	—		—	2,357		2,357	—	2,357
Restricted stock unit vesting	293	—	—	3	—	—	—	(915)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	29,290	29,290	38,928	68,218
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(29,450)	(29,450)
Dividends paid to Class A common stockholders ($0.725 per share)	—	—	—	—	—	—	—	—	(10,569)	(10,569)	—	(10,569)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(7,441)	(7,441)	—	(7,441)
Treasury Shares	—	—	(45)	—	—	(395)	—		—	(395)		(395)
Changes in ownership interest	—	—	—	—	—	—	—	1,938	—	1,938	(1,938)	—
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
The accompanying notes are an integral part of the consolidated financial statements.

SPARK ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$68,218	$14,213	$(14,392)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	30,767	41,002	51,436
Deferred income taxes	1,905	(6,929)	(2,328)
Stock based compensation	2,503	5,487	5,879
Amortization of deferred financing costs	1,210	1,275	1,291
Change in fair value of earnout liabilities	—	(1,328)	(1,715)
Excess tax expense (benefit) related to restricted stock vesting	—	50	(101)
Bad debt expense	4,692	13,532	10,135
Loss on derivatives, net	23,386	67,749	18,170
Current period cash settlements on derivatives, net	(37,414)	(41,919)	11,038
Gain on disposal of eRex	—	(4,862)	—
Other	—	(776)	(882)
Changes in assets and liabilities:
Decrease in accounts receivable	37,960	23,699	2,692
(Increase) decrease in accounts receivable—affiliates	(3,020)	526	859
Decrease in inventory	1,458	924	674
Increase in customer acquisition costs	(1,513)	(18,685)	(13,673)
(Increase) decrease in prepaid and other current assets	(2,120)	9,250	(14,033)
Decrease (increase) in other assets	288	55	(335)
(Decrease) increase in accounts payable and accrued liabilities	(37,297)	(8,620)	10,301
Decrease in accounts payable—affiliates	(184)	(1,455)	(2,158)
Increase (decrease) in other current liabilities	1,180	(1,459)	(3,050)
(Decrease) increase in other non-current liabilities	(188)	6	41
Decrease in intangible assets—customer acquisitions	—	—	(86)
Net cash provided by operating activities	91,831	91,735	59,763
Cash flows from investing activities:
Purchases of property and equipment	(2,154)	(1,120)	(1,429)
Cash paid for acquisitions	—	—	(17,552)
Acquisition of Starion Customers	—	(5,913)	—
Disposal of eRex investment	—	8,431	—
Net cash (used in) provided by investing activities	(2,154)	1,398	(18,981)
Cash flows from financing activities:
Proceeds from (buyback) issuance of Series A Preferred Stock, net of issuance costs paid	(2,282)	(743)	48,490
Payment to affiliates for acquisition of customer book	—	(10)	(7,129)
Borrowings on notes payable	612,000	356,000	417,300
Payments on notes payable	(635,000)	(362,500)	(403,050)
Earnout Payments	—	—	(1,607)
Net paydown on subordinated debt facility	—	(10,000)	—
Payments on the Verde promissory note	—	(2,036)	(13,422)
Payment for acquired customers	(972)	—	—
Payment of employee tax related to restricted stock vesting	(1,107)	(1,348)	(2,895)
Proceeds from disgorgement of stockholders short-swing profits	—	55	244
Payment of Tax Receivable Agreement Liability	—	(11,239)	(6,219)
Payment of dividends to Class A common stockholders	(10,569)	(10,382)	(9,783)
Payment of distributions to non-controlling unitholders	(29,450)	(34,794)	(35,478)
Payment of Preferred Stock dividends	(7,886)	(8,106)	(7,014)
Purchase of Treasury Stock	(395)	—	—
Net cash used in financing activities	(75,661)	(85,103)	(20,563)
Increase in Cash and cash equivalents and Restricted Cash	14,016	8,030	20,219
Cash and cash equivalents and Restricted cash—beginning of period	57,668	49,638	29,419
Cash and cash equivalents and Restricted cash—end of period	$71,684	$57,668	$49,638
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$46	$92	$(123)

Holdback for Verde Note—Indemnified Matters	$—	$4,900	$—
Write-off of tax benefit related to tax receivable agreement liability—affiliates	$—	$4,384	$—
Gain on settlement of tax receivable agreement liability—affiliates	$—	$16,336	$—
Tax benefit from tax receivable agreement	$—	$—	$(1,508)
Liability due to tax receivable agreement	$—	$—	$1,642
Cash paid during the period for:
Interest	$3,859	$6,634	$7,883
Taxes	$23,890	$7,516	$8,561
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

On November 2, 2020, the Board of Directors (the "Board") of the Company appointed W. Keith Maxwell III, who had served as our interim Chief Executive Officer since March of 2020, as Chief Executive Officer.

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

Restricted Cash

As part of the acquisition of residential customer equivalents (“RCEs") from Starion Energy, Inc., Starion NY Inc. and Starion Energy PA Inc. (collectively "Starion") in 2018, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of December 31, 2020 and December 31, 2019, the balance in the escrow account related to the Starion acquisition was zero and $1.0 million, respectively. Approximately $1.0 million was released to the seller in July 2020. Less than $0.1 million was released to the Company in December 2020 pursuant to a final settlement agreement with the seller.

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

As of December 31, 2020 and 2019, the net customer acquisition costs were $6.1 million and $18.5 million, respectively, of which $5.8 million and $8.7 million were recorded in current assets, and $0.3 million and $9.8 million were recorded in non-current assets. Amortization of customer acquisition costs was $13.9 million, $18.5 million, and $24.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Customer acquisition costs do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of such costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience.

Customer Relationships

Customer contracts recorded as part of mergers or acquisitions are reflected as customer relationships in our balance sheet. The Company had capitalized customer relationship of $12.1 million and $13.6 million, net of amortization, as current assets as of December 31, 2020 and 2019, respectively, and $5.7 million and $17.8 million, net of amortization, as non-current assets as of December 31, 2020 and 2019, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which ranges from three to six years.

The acquired customer relationships intangibles related to Provider Companies, Major Energy Companies, Perigee Energy LLC, Verde Companies, and HIKO are reflective of the acquired companies’ customer base, and were valued at the respective dates of acquisition using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, fixed assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return by retail unit to arrive at the present value of the expected future cash flows. Perigee, and HIKO customer relationships are amortized to depreciation and amortization based on the expected future net cash flows by year. The acquired customer relationship intangibles related to the Major Energy Companies, the Provider Companies and the Verde Companies were bifurcated between hedged and unhedged and amortized to depreciation and amortization based on the expected future cash flows by year and expensed to retail cost of revenue based on the expected term of the underlying fixed price contract in each reporting period, respectively.
Customer relationship amortization expense was $13.6 million, $18.3 million, and $20.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which approximately zero, less than $0.1 million, and $(1.2) million was included in retail cost of revenue for those years.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of customer relationships were recorded for the years ended December 31, 2020, 2019 and 2018.

Non-compete agreements

We capitalize intangible costs associated with non-compete agreements in certain of our acquisitions. Non-compete agreements provide the Company with a certain level of assurance that acquired companies' expected earnings streams will not be disrupted by competition from the companies’ previous owners or members. These non-compete agreements are amortized over their estimated useful life of three years on a straight-line basis. As of December 31, 2020 and 2019, the Company had no capitalized costs related to these non-compete agreements. Amortization expense was zero, $0.3 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018.

Trademarks

We record trademarks as part of our acquisitions which represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. These intangibles are amortized over the estimated five-year to ten-year life of the trademark on a straight-line basis. The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. As of December 31, 2020 and 2019, we had recorded $4.6 million and $5.7 million related to these trademarks in other assets. Amortization expense was $1.1 million, $1.6 million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of trademarks were recorded for the years ended December 31, 2020, 2019 and 2018.

Operating Leases

The Company's leases consist of operating leases related to our offices with lease terms expiring through 2022. The initial term for our property leases is typically three to five years, with renewal options. Rent is recognized on a straight-line basis over the lease term.

For our operating leases, we recorded rent expense of $0.4 million, $0.8 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We recorded sub-lease income of $0.2 million, $0.4 million and zero for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we had recorded a right-of-use asset of $0.1 million and $0.4 million, respectively, in other current assets and other assets. As of December 31, 2020 and 2019 we had recorded a lease liability of $0.2 million and $0.6 million, respectively, in other current liabilities and other long-term liabilities.

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

The Company capitalizes costs associated with certain of its internal-use software projects. Costs capitalized are those incurred during the application development stage of projects such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the project are expensed in the period incurred, including costs associated with formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are also capitalized. Capitalized interest costs for the years ended December 31, 2020, 2019 and 2018 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2020 is associated with both our Retail Natural Gas and Retail Electricity segments. We determine our segments, which are also considered our reporting unit, by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is not amortized, but rather is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31. We compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit's carrying value exceeds its fair value. In accordance with our accounting policy, we completed our annual assessment of goodwill impairment as of October 31, 2020 during the fourth quarter of 2020, using a qualitative assessment approach, and the test indicated no impairment.

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

Revenues and Cost of Revenues

Our revenues are derived primarily from the sale of natural gas and electricity to customers, including affiliates. Revenues are recognized by the Company based on consideration specified in contracts with customers when performance obligations are satisfied by transferring control over products to a customer. Utilizing these criteria, revenue is recognized when the natural gas or electricity is delivered to the customer. Similarly, cost of revenues is recognized when the commodity is delivered.

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

Our asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation transactions, meet the definition of trading activities and are recorded on a net basis in the consolidated statements of operations in net asset optimization revenues. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $24.8 million, $62.8 million and $113.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and recorded asset optimization costs of revenues of $25.5 million, $60.0 million and $109.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are presented on a net basis in asset optimization revenues in the Consolidated Statements of Operations.

Natural Gas Imbalances

The consolidated balance sheets include natural gas imbalance receivables and payables, which primarily result when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at their estimated net realizable value. The Company recorded an imbalance receivable of $0.3 million and $1.6 million in other current assets on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. The Company recorded an imbalance payable of less than $0.1 million and $0.1 million in other current liabilities on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

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

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued, but not yet been adopted by the Company at December 31, 2020. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (“ASU 2021-01”), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. ASU 2021-01 may be applied prospectively through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We do not expect adoption of the new standard to have a material impact to our consolidated statement of operations.

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

Reportable Segments
	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$166,982	$14,846	$181,828	$284,909	$19,289	$304,198	$395,682	$21,221	$416,903
Mid-Atlantic	166,157	32,769	198,926	242,556	42,469	285,025	291,046	54,815	345,861
Midwest	57,314	26,368	83,682	79,188	39,200	118,388	73,167	39,894	113,061
Southwest	70,940	20,171	91,111	81,798	21,545	103,343	103,556	22,036	125,592
	$461,393	$94,154	$555,547	$688,451	$122,503	$810,954	$863,451	$137,966	$1,001,417

Customer type
Commercial	$128,874	$31,205	$160,079	$249,730	$40,466	$290,196	$355,607	$50,156	$405,763
Residential	341,382	66,305	407,687	449,900	83,455	533,355	518,261	93,186	611,447
Unbilled revenue (b)	(8,863)	(3,356)	(12,219)	(11,179)	(1,418)	(12,597)	(10,417)	(5,376)	(15,793)
	$461,393	$94,154	$555,547	$688,451	$122,503	$810,954	$863,451	$137,966	$1,001,417

Customer credit risk
POR	$308,010	$47,470	$355,480	$479,011	$64,416	$543,427	$586,901	$71,565	$658,466
Non-POR	153,383	46,684	200,067	209,440	58,087	267,527	276,550	66,401	342,951
	$461,393	$94,154	$555,547	$688,451	$122,503	$810,954	$863,451	$137,966	$1,001,417

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the year ended December 31, 2020, 2019 and 2018 our retail revenues included gross receipts taxes of $1.3 million, $1.5 million and $1.6 million respectively. During the year ended December 31, 2020, 2019 and 2018, our retail cost of revenues included gross receipts taxes of $5.9 million, $8.4 million and $9.9 million, respectively.

Accounts receivables and Allowance for Credit Losses

As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, we adopted the new accounting standards for measuring credit losses effective January 1, 2020.

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

For trade accounts receivables, the Company accrues an allowance for doubtful accounts by business segment by pooling customer accounts receivables based on similar risk characteristics, such as customer type, geography, aging analysis, payment terms, and related macroeconomic factors. Expected credit loss exposure is evaluated for each of our accounts receivables pools. Expected credits losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. The Company writes off accounts receivable balances against the allowance for doubtful accounts when the accounts receivable is deemed to be uncollectible.

We assess the adequacy of the allowance for doubtful accounts through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $4.7 million, $13.5 million and $10.1 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

A rollforward of our allowance for credit losses for the year ended December 31, 2020 is presented in the table below (in thousands):

Balance at December 31, 2019	$(4,797)
Impact of adoption of ASC 326	(633)
Bad debt provision	(3,234)
Write-offs	5,464
Recovery of previous write offs	(742)
Balance at December 31, 2020	$(3,942)

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

Acquisitions of Customer Books

In October 2018, we entered into an asset purchase agreement pursuant to which we agreed to acquire up to 60,000 RCEs from Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc. (collectively "Starion") for a cash purchase price of up to a maximum of $10.7 million. These customers began transferring in December 2018 and are located in our existing markets. As of December 31, 2019, a total of $8.0 million was paid under the terms of the purchase agreement for approximately 51,000 RCEs. The customer transfer was completed in 2019.

As part of the acquisition, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As of December 31, 2020 and 2019, the balance in the escrow account was zero and $1.0 million, respectively.

5. Equity
Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2020 and December 31, 2019, respectively.

	The Company	Affiliated Owners
December 31, 2020	41.53%	58.47%
December 31, 2019	41.04%	58.96%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Year Ended December 31,
	2020	2019	2018

Net income (loss) allocated to non-controlling interest	$44,277	$7,604	$(12,140)
Income tax expense allocated to non-controlling interest	5,349	1,841	1,066
Net income (loss) attributable to non-controlling interest	$38,928	$5,763	$(13,206)

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the years ended December 31, 2020, 2019, and 2018, we paid dividends on our Class A common stock of $10.6 million, $10.4 million, and $9.8 million. This dividend represented an annual rate of $0.725 per share on each share of Class A common stock.

On January 21, 2021, the Company declared a dividend of $0.18125 per share to holders of record of our Class A common stock on March 1, 2021 and payable on March 15, 2021.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the year ended December 31, 2020, Spark HoldCo made corresponding distributions of $15.1 million to our non-controlling interest holders.

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

For the year ended December 31, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there are 3,707,256 shares issued and 3,567,543 shares outstanding at December 31, 2020 and 3,707,256 shares issued and 3,677,318 outstanding shares at December 31, 2019. See Note 6 "Preferred Stock" for a further discussion of preferred stock.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

For the years ended December 31, 2020, 2019, and 2018, 469,811, 473,492, and 394,243, respectively of restricted stock units vested, with 292,879, 300,715, and 258,076, respectively of shares of common stock distributed to the holders of these units. Differences between shares vested and issued were a result of 176,932, 172,777, and 136,167 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

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

The following table presents the computation of basic and diluted income (loss) per share for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Spark Energy, Inc. stockholders	$29,290	$8,450	$(1,186)
Less: Dividend on Series A preferred stock	7,441	8,091	8,109
Net income (loss) attributable to stockholders of Class A common stock	$21,849	$359	$(9,295)

Basic weighted average Class A common shares outstanding	14,555	14,286	13,390
Basic earnings (loss) per share attributable to stockholders	$1.50	$0.03	$(0.69)

Net income (loss) attributable to stockholders of Class A common stock	$21,849	$359	$(9,295)
Diluted net income (loss) attributable to stockholders of Class A common stock	$21,849	$359	$(9,295)

Basic weighted average Class A common shares outstanding	14,555	14,286	13,390
Effect of dilutive restricted stock units	160	282	—
Diluted weighted average shares outstanding	14,715	14,568	13,390

Diluted earnings (loss) per share attributable to stockholders	$1.48	$0.02	$(0.69)

The computation of diluted earnings per share for the year ended December 31, 2020 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our consolidated balance sheet as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$71,442	$56,598
Accounts receivable	70,350	113,635
Other current assets	55,575	64,476
Total current assets	197,367	234,709
Non-current assets:
Goodwill	120,343	120,343
Other assets	15,259	37,826
Total non-current assets	135,602	158,169
Total Assets	$332,969	$392,878

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	$61,436	$86,097
Other current liabilities	43,676	65,863
Total current liabilities	105,112	151,960
Long-term liabilities:
Long-term portion of Senior Credit Facility	100,000	123,000
Other long-term liabilities	256	712
Total long-term liabilities	100,256	123,712
Total Liabilities	$205,368	$275,672

6. Preferred Stock

In January 2018, we issued 2,000,000 shares of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"), par value $0.01 per share and having a liquidation preference $25.00 per share, plus accumulated and unpaid dividends, at a price to the public of $25.25 per share. The Company received approximately $48.9 million ($24.45 per share) in net proceeds from the offering, after deducting underwriting discounts and commissions and a structuring fee. Offering expenses of $0.5 million were recorded as a reduction to the carrying value of the Series A Preferred Stock.

In May 2019, we commenced a share repurchase program of our Series A Preferred Stock, which allowed us to make purchases of our Series A Preferred Stock under the repurchase program through May 20, 2020. There was no dollar limit on the amount of Series A Preferred Stock that could be repurchased, nor did the repurchase program obligate the Company to make any repurchases.

In November 2019, we amended and extended our repurchase program of our Series A Preferred Stock. The repurchase program allowed us to purchase Series A Preferred Stock through December 31, 2020, at prevailing prices, in open market or negotiated transactions, subject to market conditions, maximum share prices and other considerations. The repurchase program did not obligate us to make any repurchases.

In May 2020, we initiated a tender offer to purchase up to 1,000,000 shares of our Series A Preferred Stock. In June 2020, we accepted for purchase 36,827 shares of the Series A Preferred Stock at a purchase price of $22.00 per share, for an aggregate purchase price of approximately $0.8 million.

During the year ended December 31, 2020, we repurchased 109,775 shares of Series A Preferred Stock at a weighted-average price of $20.79 per share, for a total cost of approximately $2.3 million.

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

During the year ended December 31, 2020, we paid $7.9 million in dividends to holders of the Series A Preferred Stock. As of December 31, 2020, we had accrued $1.9 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on January 15, 2021. During the year ended December 31, 2019, the Company paid $8.1 million in dividends to holders of the Series A Preferred Stock and had accrued $2.0 million as of December 31, 2019.

On January 21, 2021, the Company declared a quarterly cash dividend in the amount of $0.546875 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.1875 per share. The dividend will be paid on April 15, 2021 to holders of record on April 1, 2021 of the Series A Preferred Stock.

A summary of our preferred equity balance for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)
Balance at December 31, 2018	$90,758
Repurchase of Series A Preferred Stock	(727)
Accumulated dividends on Series A Preferred Stock	(16)
Balance at December 31, 2019	$90,015
Repurchase of Series A Preferred Stock	(2,667)
Accumulated dividends on Series A Preferred Stock	(60)
Balance at December 31, 2020	$87,288

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
Derivative assets and liabilities are presented net in our consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2020 and 2019, we had paid $0.1 million and $1.7 million, respectively, in collateral. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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
Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	December 31, 2020	December 31, 2019
Natural Gas	MMBtu	2,880	6,130
Natural Gas Basis	MMBtu	—	42
Electricity	MWh	1,845	6,015
Trading

Commodity	Notional	December 31, 2020	December 31, 2019
Natural Gas	MMBtu	102	204

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Loss on non-trading derivatives, net	$(23,439)	$(67,955)	$(19,571)
Gain on trading derivatives, net	53	206	1,401
Loss on derivatives, net	$(23,386)	$(67,749)	$(18,170)
Current period settlements on non-trading derivatives (1) (2)	37,921	42,944	(9,614)
Current period settlements on trading derivatives	(192)	(124)	(973)
Total current period settlements on derivatives (1) (2)	$37,729	$42,820	$(10,587)
(1) Excludes settlements of zero, less than $0.1 million, and $(0.3) million, respectively, for the years ended December 31, 2020, 2019, and 2018 related to non-trading derivative liabilities assumed in various acquisitions.
(2) Excludes settlements of $0.3 million, $(0.9) million, and zero, respectively, for the years ended December 31, 2020, 2019, and 2018 related to power call options.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	December 31, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$308	$(105)	$203	$—	$203
Trading commodity derivatives	112	(4)	108	—	108
Total Current Derivative Assets	420	(109)	311	—	311
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$420	$(109)	$311	$—	$311

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,139)	$3,620	$(7,519)	$86	$(7,433)
Trading commodity derivatives	(74)	2	(72)	—	(72)
Total Current Derivative Liabilities	(11,213)	3,622	(7,591)	86	(7,505)
Non-trading commodity derivatives	(838)	611	(227)	—	(227)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(838)	611	(227)	—	(227)
Total Derivative Liabilities	$(12,051)	$4,233	$(7,818)	$86	$(7,732)

	December 31, 2019
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$570	$(275)	$295	$—	$295
Trading commodity derivatives	170	(1)	169	—	169
Total Current Derivative Assets	740	(276)	464	—	464
Non-trading commodity derivatives	333	(227)	106	—	106
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	333	(227)	106	—	106
Total Derivative Assets	$1,073	$(503)	$570	$—	$570

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(34,434)	$12,859	$(21,575)	$1,632	$(19,943)
Trading commodity derivatives	(194)	194	—	—	—
Total Current Derivative Liabilities	(34,628)	13,053	(21,575)	1,632	(19,943)
Non-trading commodity derivatives	(1,951)	1,422	(529)	34	(495)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(1,951)	1,422	(529)	34	(495)
Total Derivative Liabilities	$(36,579)	$14,475	$(22,104)	$1,666	$(20,438)

8. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2020	December 31, 2019
Information technology	2 – 5	$5,821	$22,005
Furniture and fixtures	2 – 5	957	1,802
Total		6,778	23,807
Accumulated depreciation		(3,424)	(20,540)
Property and equipment—net		$3,354	$3,267

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of December 31, 2020 and 2019, information technology includes $0.7 million and $0.6 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the consolidated statements of operations was $2.1 million, $2.3 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
9. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	December 31, 2020	December 31, 2019
Goodwill	$120,343	$120,343
Customer Relationships— Acquired
Cost	$58,688	$64,083
Accumulated amortization	(44,175)	(40,231)
Customer Relationships—Acquired	$14,513	$23,852
Customer Relationships—Other
Cost	$8,988	$17,056
Accumulated amortization	(5,733)	(9,534)
Customer Relationships—Other, net	$3,255	$7,522
Trademarks
Cost	$7,570	$8,502
Accumulated amortization	(2,972)	(2,794)
Trademarks, net	$4,598	$5,708
Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2017	$120,154	$46,690	$6,802	$8,558
Additions	—	6,205	3,818	—
Adjustments (1)	189	(174)	—	—
Amortization	—	(16,527)	(3,755)	(1,271)
Balance at December 31, 2018	$120,343	$36,194	$6,865	$7,287
Additions	—	—	6,913	—
Amortization	—	(12,342)	(6,256)	(1,579)
Balance at December 31, 2019	$120,343	$23,852	$7,522	$5,708
Amortization	—	(9,339)	(4,267)	(1,110)
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
(1) Related to working capital adjustments on various acquisitions.
The acquired customer relationship intangibles related to Major Energy Companies, the Provider Companies, and the Verde Companies were bifurcated between hedged and unhedged customer contracts. The unhedged customer contracts are amortized to depreciation and amortization based on the expected future cash flows by year. The hedged customer contracts were evaluated for favorable or unfavorable positions at the time of acquisition and amortized to retail cost of revenue based on the expected term and position of the underlying fixed price contract in each reporting period. For the years ended December 31, 2020, 2019, and 2018, respectively, approximately zero, less than $0.1 million, and $(1.2) million of the $9.3 million, $12.3 million, and $16.5 million acquired customer relationship amortization expense is included in retail cost of revenues.

Estimated future amortization expense for customer relationships and trademarks at December 31, 2020 is as follows (in thousands):

Year Ending December 31,
2021	$13,142
2022	6,194
2023	605
2024	404
2025	404
> 5 years	1,617
Total	$22,366

10. Debt
Debt consists of the following amounts as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Long-term debt:
Senior Credit Facility (1) (2)	$100,000	$123,000
Total long-term debt	100,000	123,000
Total debt	$100,000	$123,000

(1) As of December 31, 2020 and 2019, the weighted average interest rate on the Senior Credit Facility was 3.75% and 4.71%, respectively.
(2) As of December 31, 2020 and 2019, we had $31.0 million and $37.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.6 million and $1.3 million as of December 31, 2020 and 2019, respectively. Of these amounts, $1.0 million and $0.9 million are recorded in other current assets, and $0.6 million and $0.4 million are recorded in other non-current assets in the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Senior Credit Facility	$2,291	$5,263	$5,300
Letters of credit fees and commitment fees	1,472	1,656	1,604
Amortization of deferred financing costs	1,210	1,275	1,291
Other	293	197	26
Verde promissory note	—	230	1,189
Interest expense	$5,266	$8,621	$9,410
Senior Credit Facility
The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $202.5 million as of December 31, 2020. Subject to applicable sublimits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and share buyback loans (“Share Buyback Loans”).

The Senior Credit Facility will mature on July 31, 2022, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of our Class A common stock and Series A Preferred Stock. The Senior Credit Facility provides for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock.
On January 19, 2021, we increased the total commitments under our Senior Credit Facility to $227.5 million.
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

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of December 31, 2020, we were in compliance with our various covenants under the Senior Credit Facility.
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

Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility matures on January 31, 2023.

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

As of December 31, 2020 and 2019, there were no outstanding borrowings under the Subordinated Debt Facility.

Verde Notes

In connection with the acquisition of the Verde Companies in July 2017, we entered into a promissory note in the aggregate principal amount of $20.0 million (the "Verde Promissory Note"). The Verde Promissory Note required repayment in 18 monthly installments beginning in August 2017, and accrued interest at 5% per annum from the date of issuance. The Verde Promissory Note, including principal and interest, was unsecured, but was guaranteed by us. In January 2018, in connection with the Earnout Termination Agreement (defined below), we issued to the seller of the Verde Companies an amended and restated promissory note (the “Amended and Restated Verde Promissory Note”), which amended and restated the Verde Promissory Note. The Amended and Restated Verde Promissory Note matured in January 2019, and bore interest at a rate of 9% per annum. Principal and interest were payable monthly on the first day of each month, with a portion of each payment going into an escrow account, which serves as security for certain indemnification claims and obligations under the Verde purchase agreement. As of December 31, 2020 and 2019, there was zero outstanding, respectively, under the Amended and Restated Verde Promissory Note.

In January 2018, we issued a promissory note in the principal amount of $5.9 million in connection with an agreement to terminate the earnout obligations arising in connection with our acquisition of the Verde Companies (the “Verde Earnout Termination Note”). The Verde Earnout Termination Note matured in June 2019 and bore interest at a rate of 9% per annum. Under the terms of the Verde Earnout Termination Note, we were permitted to withhold amounts otherwise due at maturity related to certain indemnifiable matters. A payment of $1.0 million was made to the seller of the Verde Companies in June 2019, and $4.9 million was withheld (the “Verde Holdback”) to be applied to indemnifiable matters. As of December 31, 2020 and 2019, there was zero outstanding under the Verde Earnout Termination Note.

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

	Level 1	Level 2	Level 3	Total
December 31, 2020
Non-trading commodity derivative assets	$104	$99	$—	$203
Trading commodity derivative assets	—	108	—	108
Total commodity derivative assets	$104	$207	$—	$311
Non-trading commodity derivative liabilities	$(5)	$(7,655)	$—	$(7,660)
Trading commodity derivative liabilities	—	(72)	—	(72)
Total commodity derivative liabilities	$(5)	$(7,727)	$—	$(7,732)

	Level 1	Level 2	Level 3	Total
December 31, 2019
Non-trading commodity derivative assets	$—	$401	$—	$401
Trading commodity derivative assets	—	169	—	169
Total commodity derivative assets	$—	$570	$—	$570
Non-trading commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
Trading commodity derivative liabilities	—	—	—	—
Total commodity derivative liabilities	$(1,666)	$(18,772)	$—	$(20,438)
We had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2020, 2019 and 2018.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of December 31, 2020 and 2019, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.2 million and $0.2 million, respectively.
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

Total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $2.5 million, $5.5 million and $5.9 million. Total income tax benefit related to stock-based compensation recognized in net income (loss) was $0.3 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units is based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $2.4 million, $5.0 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, in general and administrative expense with a corresponding increase to additional paid in capital. The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2020:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	829	$9.88
Granted	91	6.87
Dividend reinvestment issuances	34	8.85
Vested	(441)	6.27
Forfeited	(208)	10.73
Unvested at December 31, 2020	305	$9.48

For the year ended December 31, 2020, 441,075 restricted stock units vested, with 284,365 shares of Class A common stock distributed to the holders of these units and 156,710 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2020, there was $1.9 million of total unrecognized compensation cost related to the Company’s equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Change in Control Restricted Stock Units

In 2018, the Company granted Change in Control Restricted Stock Units ("CIC RSUs") to certain officers that vest upon a "Change in Control", if certain conditions are met. The terms of the CIC RSUs define a "Change in Control" to generally mean:

–the consummation of an agreement to acquire or tender offer for beneficial ownership by any person, of 50% or more of the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors, or by any person of 90% or more of the then total outstanding shares of Class A common stock;
–individuals who constitute the incumbent board cease for any reason to constitute at least a majority of the board;
–consummation of certain reorganizations, mergers or consolidations or a sale or other disposition of all or substantially all of our assets;
–approval by our stockholders of a complete liquidation or dissolution;
–a public offering or series of public offerings by Retailco and its affiliates, as a selling shareholder group, in which their total interest drops below 10 million of our total outstanding voting securities;
–a disposition by Retailco and its affiliates in which their total interest drops below 10 million of our total outstanding voting securities; or
–any other business combination, liquidation event of Retailco and its affiliates or restructuring of us which the Compensation Committee deems in its discretion to achieve the principles of a Change in Control.

The equity classified restricted stock unit table above excludes unvested CIC RSUs as the conditions for Change in Control have not been met. The Company has not recognized stock compensation expense related to the CIC RSUs as the Change in Control conditions have not been met.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $0.1 million, $0.5 million and $0.6 million for years ended December 31, 2020, 2019 and 2018, respectively, in general and administrative expense with a corresponding increase to liabilities. As of December 31, 2020 and 2019, the Company’s liabilities related to these restricted stock units recorded in current liabilities was $0.1 million and $0.2 million, respectively. The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2020:

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2019	28	$9.23
Granted	36	9.57
Dividend reinvestment issuances	2	9.57
Vested	(29)	6.77
Forfeited	—	—
Unvested at December 31, 2020	37	$9.57

For the year ended December 31, 2020, 28,736 restricted stock units vested, with 8,514 shares of Class A common stock distributed to the holders of these units and 20,222 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost related to the Company’s liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

The provision for income taxes for the years ended December 31, 2020, 2019, and 2018 included the following components:

(in thousands)	2020	2019	2018
Current:
Federal	$10,722	$10,511	$3,862
State	3,109	3,675	1,099
Total Current	13,831	14,186	4,961

Deferred:
Federal	1,778	(4,668)	(2,792)
State	127	(2,261)	(92)
Total Deferred	1,905	(6,929)	(2,884)
Provision for income taxes	$15,736	$7,257	$2,077

The effective income tax rate was 19%, 34%, and (17)% for the years ended December 31, 2020, 2019, and 2018, respectively. The following table reconciles the income tax benefit that would result from application of the statutory federal tax rate, 21%, 21%, and 21% for the years ended December 31, 2020, 2019, and 2018 respectively, to the amount included in the consolidated statement of operations:

(in thousands)	2020	2019	2018
Expected provision at federal statutory rate	$17,630	$4,509	$(2,586)
(Decrease) increase resulting from:
Non-controlling interest	(6,464)	(1,329)	1,738
Class A Preferred Stock dividends	1,304	1,341	1,579
Intra-entity transfer of customer contracts	—	—	473
State income taxes, net of federal income tax effect	4,145	1,382	428
Prior year tax adjustments	(993)	1,060	(31)
Non-deductible expenses	195	256	256
Other	(81)	38	220
Provision for income taxes	$15,736	$7,257	$2,077

Total income tax expense for the years ended December 31, 2020, 2019 and 2018 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest, which gets taxed at the non-controlling interest partner level.

The components of our deferred tax assets as of December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Deferred Tax Assets:
Investment in Spark HoldCo	$25,751	$28,671
State net operating loss carryforward	—	140
Derivative Liabilities	416	1,669
Intangibles	1,393	—
Other	531	220
Total deferred tax assets	28,091	30,700

Deferred Tax Liabilities:
Intangibles	—	(808)
Property and equipment	—	(27)
Other	(131)	—
Total deferred tax liabilities	(131)	(835)
Total deferred tax assets/liabilities	$27,960	$29,865

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2020 and 2019 there was no liability, and for the years ended December 31, 2020, 2019 and 2018, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2020 and 2019.
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

Variable Rate Cases

In the cases referred to as Variable Rate Cases, such actions involve consumers alleging they paid higher rates than they would have if they stayed with their default utility. The underlying claims of each case are similar; however, because numerous cases have been brought in several different jurisdictions, the varying applicable case law, the varying facts and stages of each case, the Company agreed to mediate in two aggregated mediations to avoid duplicative defense costs in numerous jurisdictions. The Company continues to deny the allegations asserted by Plaintiffs and intends to vigorously defend these matters.

In August 2020, the Company participated in mediation which covered three Spark brand matters: (1) Janet Rolland et al v. Spark Energy, LLC (D.N.J. Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3)

Local 901 v. Spark Energy, LLC (Sup .Ct. Allen County, Indiana Aug. 2019). The Company is working with the mediator to find a mediated resolution to these cases, but is simultaneously continuing to defend the cases in the respective courts, which includes the case Panzer v. Verde Energy, USA Inc. and Oasis Power, LLC (E.D. Pa Aug. 2019) brought by the same plaintiffs’ counsel participating in mediation. Given the ongoing mediation, discovery and current stage of these matters, we cannot predict the outcome of these cases at this time.

In December of 2020, the Company participated in mediation which covered five Verde brand matters: (1) Marshall v. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) LaQua v. Verde Energy USA New York, LLC (E.D.N.Y. Jan. 2020); and (5) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020). The parties continue to work on a mediation resolution and the litigation has been stayed in these matters. Given the ongoing mediation, discovery and current stage of these matters, we cannot predict the outcome of these cases at this time.

On January 14, 2021, a purported variable rate class action was filed in the United States District Court, Southern District of New York, Glikin, et. all v. Major Energy Electric Services, LLC, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company believes there is no merit to this case and plans to vigorously defend this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC ("NG&E") and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys’ fees. This case went to trial during the first two weeks of March 2020 and all material has been submitted to the Judge for his decision. Given the trial was in Manhattan, New York, which was previously under a shelter-in-place order and is currently re-opening in phases, we are not able to predict when we receive a final decision on this matter. Spark and NG&E deny the allegations asserted by Plaintiffs and have vigorously defended this matter; however, we cannot predict the outcome or consequences of this case at this time. In addition, several smaller, related cases involving the same facts are pending in the United States District Court for the Southern District of New York regarding the Major Energy escrowed indemnification monies and three Major Energy executive compensation agreements.

In addition to the matters disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Regulatory Matters

Many state regulators have increased scrutiny on retail energy providers, across all industry providers. We are subject to regular regulatory inquiries, license renewal reviews, and preliminary investigations in the ordinary course of our business. Below is a summary of our currently pending material state regulatory matters. The following state regulatory matters are in various stages and are subject to substantial uncertainties concerning the outcome of material factual and legal issues. Accordingly, we cannot currently predict the manner and timing of the resolution of these state regulatory matters or estimate a range of possible losses or a minimum loss that could result from an adverse action. Management does not currently expect that any currently pending state regulatory matters will have a material adverse effect on our financial position or results of operations.

Connecticut. The Company worked with the Connecticut Public Utilities Regulatory Authority (“PURA”) regarding compliance with requirements implemented in 2016 that customer bills include any changes to existing rates effective for the next billing cycle. PURA approved all of Company’s proposed settlements for all operating brands in Connecticut and refunds have been issued to all Connecticut customers. In addition, PURA is reviewing two of the Company’s brands in Connecticut, Spark and Verde, focusing on marketing, billing and enrollment practices. The Company is cooperating with PURA’s reviews of Spark and Verde.

Illinois. Spark Energy, LLC received a verbal inquiry from the Illinois Commerce Commission (“ICC”) and the Illinois Attorney General (“IAG”) on January 1, 2020 seeking to understand an increase in complaints from Illinois consumers. The Company met with the ICC and the IAG in February 2020 and plan to discuss a compliance plan to ensure its sales are in compliance with Illinois regulations. The parties also discussed possible restitution payments to any customers impacted by sales not in compliance with Illinois regulations.

Maine. In early 2018, Staff of the Maine Public Utilities Commission (“Maine PUC”) issued letters to Electricity Maine seeking information about customer complaints principally associated with historical door-to-door (“D2D”) sales practices. In late July 2018, the Maine PUC issued an Order to Show Cause and Electricity Maine responded in mid-August 2018. The Commission scheduled a procedural conference in early 2019 that resulted in no intervenors other than participation as a party by the Maine Office of Public Advocate. At the conference, the parties agreed on a procedural schedule, including a one-day evidentiary hearing. Following post-hearing discovery, Initial and Reply Briefs were filed on August 30, 2019 and September 10, 2019, respectively. The Maine PUC hearing examiner released its report in April 2020 alleging failures of compliance related to enrollment and marketing practices by Electricity Maine. The Company has been cooperatively working with the Maine Office of Public Advocate and the staff of the Maine PUC. The Company proposed a resolution of this matter which was presented to the Maine PUC for approval. In December 2020, the Maine PUC did not approve the settlement; however, the Company worked cooperatively with the Maine Office of Public Advocate and the staff of the Maine PUC on a revised settlement which was approved by the Maine PUC in February 2021.

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

Ohio. Verde Energy USA Ohio, LLC (“Verde Ohio”) was the subject of a formal investigation by the Public Utilities Commission of Ohio (“PUCO”) initiated on April 16, 2019. The investigation asserted that Verde Ohio may have violated Ohio’s retail energy supplier regulations. Verde Ohio voluntary suspended door-to-door marketing in Ohio in furtherance of settlement negotiations with the PUCO Staff. On September 6, 2019, Verde Ohio and PUCO Staff executed and filed with PUCO a Joint Stipulation and Recommendation for PUCO’s review and approval, which sets forth agreed settlement terms, which included approximately $1.9 million in refunds to customers and a penalty of $0.7 million. The settlement was approved by PUCO on February 26, 2020, and the Joint Stipulation and Recommendation resolves all of the issues raised in the investigation. The Company has provided all refunds to customers and received final approval of its license recertifications in December 2020.

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
As of December 31, 2020 and December 31, 2019 we had accrued $26.6 million and $29.2 million, respectively, related to litigation and regulatory matters and $1.2 million and $1.8 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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
Master Service Agreement with Retailco Services, LLC
Prior to April 1, 2018, we were a party to a Master Service Agreement with an affiliated company owned by our Founder. The Master Service Agreement provided us with operational support services such as: enrollment and renewal transaction services; customer billing and transaction services; electronic payment processing services; customer service, and information technology infrastructure and application support services. Effective April 1, 2018, we terminated the agreement, and these operational support services were transferred back to us. See "Cost

Allocations" below for further discussion of the fees paid to affiliates during the years ended December 31, 2020, 2019, and 2018 respectively.
Cost Allocations
Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated (to)/from affiliates was $(1.5) million, $(0.7) million and $10.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Of the amounts directly billed and allocated from affiliates, we recorded general and administrative expense of $0.2 million for the year ended December 31, 2020 related to telemarketing activities performed by an affiliate and $5.9 million for the year ended December 31, 2018 related to fees paid under the Master Service Agreement. Additionally, under the Master Service Agreement, we capitalized $0.5 million of property and equipment for the application, development and implementation of various systems during the year ended December 31, 2018.
Accounts Receivable and Payable—Affiliates
As of December 31, 2020 and 2019, we had current accounts receivable—affiliates of $5.1 million and $2.0 million, respectively, and current accounts payable—affiliates of $0.8 million and $1.0 million, respectively.

Revenues and Cost of Revenues—Affiliates
Revenues recorded in net asset optimization revenues in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 related to affiliated sales were $1.0 million, $2.4 million, and $2.4 million, respectively, and cost of revenues recorded in net asset optimization revenues in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 related to affiliated purchases were $0.2 million, $0.1 million and $0.1 million, respectively. These amounts are presented as net on the Consolidated Statements of Operations.

Acquisitions from Related Parties

In March 2018, we entered into an asset purchase agreement with an affiliate to acquire up to 50,000 RCEs for a cash purchase price of $250 for each RCE, or up to $12.5 million in the aggregate. A total of $8.8 million was paid in 2018 under the terms of the purchase agreement for approximately 35,000 RCEs. The acquisition was treated as a transfer of assets between entities under common control, and accordingly, the assets were recorded at their historical value at the date of transfer. The transaction resulted in less than $0.1 million and $7.1 million recorded in equity as a net distribution to affiliate as of December 31, 2019 and 2018, respectively.
Distributions to and Contributions from Affiliates
During the years ended December 31, 2020, 2019 and 2018, we made distributions to affiliates of our Founder of $15.1 million, $15.1 million and $15.5 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the years ended December 31, 2020, 2019 and 2018, we also made distributions to these affiliates for gross-up distributions of $14.4 million, $19.7 million, and $16.5 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.
Proceeds from Disgorgement of Stockholder Short-swing Profits
During the years ended December 31, 2020, 2019 and 2018, we recorded zero, $0.1 million, and zero, respectively, for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2020, 2019 and 2018.

Subordinated Debt Facility

In June 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of December 31, 2020 and 2019, there was zero, respectively, in outstanding borrowings under the Subordinated Debt Facility. See Note 10 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.
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

For the years ended December 31, 2020, 2019 and 2018, we recorded asset optimization revenues of $24.8 million, $62.8 million and $113.7 million and asset optimization cost of revenues of $25.5 million, $60.0 million and $109.2 million, respectively, which are presented on a net basis in asset optimization revenues.

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

Below is a reconciliation of retail gross margin to income (loss) before income tax expense (in thousands):

	Years Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of Retail Gross Margin to Income (loss) before taxes
Income (loss) before income tax expense	$83,954	$21,470	$(12,315)
Gain on disposal of eRex	—	(4,862)	—
Total other income/(expense)	(423)	(1,250)	(749)
Interest expense	5,266	8,621	9,410
Operating income (loss)	88,797	23,979	(3,654)
Depreciation and amortization	30,767	40,987	52,658
General and administrative	90,734	133,534	111,431
Less:
Net asset optimization (expense) revenue	(657)	2,771	4,511
Net, losses on non-trading derivative instruments	(23,439)	(67,955)	(19,571)
Net, cash settlements on non-trading derivative instruments	37,921	42,944	(9,614)
Retail Gross Margin	$196,473	$220,740	$185,109

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$461,393	$94,154	$(657)	$—	$554,890
Retail cost of revenues	306,012	38,580	—	—	344,592
Less:
Net asset optimization revenue	—	—	(657)	—	(657)
Net, losses on non-trading derivative instruments	(23,242)	(197)	—	—	(23,439)
Current period settlements on non-trading derivatives	35,390	2,531	—	—	37,921
Retail gross margin	$143,233	$53,240	$—	$—	$196,473
Total Assets	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$688,451	$122,503	$2,771	$—	$813,725
Retail cost of revenues	552,250	62,975	—	—	615,225
Less:
Net asset optimization expense	—	—	2,771	—	2,771
Net, losses on non-trading derivative instruments	(66,180)	(1,775)	—	—	(67,955)
Current period settlements on non-trading derivatives	41,841	1,103	—	—	42,944
Retail gross margin	$160,540	$60,200	$—	$—	$220,740
Total Assets	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2018
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$863,451	$137,966	$4,511	$—	$1,005,928
Retail cost of revenues	762,771	82,722	—	—	845,493
Less:
Net asset optimization expense	—	—	4,511	—	4,511
Net, Losses on non-trading derivative instruments	(15,200)	(4,371)	—	—	(19,571)
Current period settlements on non-trading derivatives	(8,788)	(826)	—	—	(9,614)
Retail gross margin	$124,668	$60,441	$—	$—	$185,109
Total Assets	$1,857,790	$649,969	$361,697	$(2,380,718)	$488,738
Goodwill	$117,813	$2,530	$—	$—	$120,343

Significant Customers
For each of the years ended December 31, 2020, 2019 and 2018, we did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.
Significant Suppliers
For each of the years ended December 31, 2020, 2019 and 2018, we had one, one, and two significant suppliers that individually accounted for more than 10% of our consolidated retail cost of revenues. For each of the years ended December 31, 2020, 2019 and 2018, these suppliers accounted for 11%, 10% and 28% of our consolidated cost of revenue.
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

Our investment in ESM was $3.1 million as of December 31, 2018, reflecting contributions made by us through December 31, 2018 and our proportionate share of earnings as determined under the HLBV method as of December 31, 2018, and recorded in other assets in the consolidated balance sheet. There were no basis differences between our initial contribution and the underlying net assets of ESM. We recorded our proportionate share of ESM's earnings of $0.8 million in our consolidated statement of operations for the year ended December 31, 2019.
18. Subsequent Events

Extreme Winter Weather Event

In February 2021, the U.S. experienced winter storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the Electric Reliability Council of Texas ("ERCOT") service area reached or exceeded maximum allowed clearing prices. At the time of filing these consolidated financial statements, we expect the impact of winter storm Uri will result in a significant loss that will be reflected in our first quarter 2021 results of operations. However, uncertainty exists with respect to the financial impact of the weather event due in part to outstanding pricing and volume settlement data from ERCOT; the results of formal disputes regarding pricing and volume settlement data received to date, for which we are exploring all legal options; and any corrective action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas. Possible action may include resettling pricing across the supply chain (i.e. fuel supply, wholesale pricing of generation, or allocating the financial impacts of market-wide load shed ratably across all retail market participants). During the winter storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course.

Declaration of Dividends

On January 21, 2021, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on March 1, 2021, which will be paid on March 15, 2021.

We also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on January 21, 2021. The dividend will be paid on April 15, 2021 to holders of record on April 1, 2021.

Senior Credit Facility Commitment Increase

On January 19, 2021, we increased the total commitments under our Senior Credit Facility to $227.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

See "Management's Report on Internal Control Over Financial Reporting" under Item 8 of this Annual Report.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Annual Meeting”) and is incorporated herein by reference.

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

Equity Compensation Plan Information
The following table shows information about our Class A common stock that may be issued under the Spark Energy, Inc. Amended and Restated Incentive Plan (the “Incentive Plan”) as of December 31, 2020.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2))
Equity compensation plans approved by the security holders	409,953	2,088,799
Equity compensation plans not approved by the security holders	—	—
Total	409,953	2,088,799
(1) This column reflects the maximum number of shares of Class A common stock that may be issued under outstanding and unvested restricted stock units ("RSUs") at December 31, 2020. No stock options or warrants have been granted under the Incentive Plan.
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

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Mench.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement by and between Spark HoldCo, LLC and Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock.	8-A	5	3/14/2017	001-36559
4.1	Description of Capital Stock of Spark Energy, Inc.	10-K	4.1	3/5/2020	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
4.3	Promissory Note of CenStar Energy Corp., effective July 1, 2017, payable to Verde USA Holdings, LLC.	8-K	10.1	7/6/2017	001-36559
4.4	Amended and Restated Promissory Note of CenStar Energy Corp., effective January 12, 2018, payable to Woden Holdings, LLC.	8-K	10.2	1/16/2018	001-36559

4.5	Promissory Note of CenStar Energy Corp., effective January 12, 2018, payable to Woden Holdings, LLC.	8-K	10.1	1/16/2018	001-36559
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
		8-K	10.1	5/24/2017	001-36559
10.2	Amendment No. 1 to the Credit Agreement, dated as of November 2, 2017, among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power, LLC, Oasis Electricity Maine, LLC, Electricity N.H., LLC, Provider Power Mass, LLC, Major Energy Services, LLC, Perigee Energy, LLC, Verde Energy USA, Inc. as Co-Borrowers.	10-Q	10.1	11/3/2017	001-36559
10.3	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, the Banks party thereto, and Brown Borthers Harrisman & Co., as existing bank.	8-K	10.1	7/20/2018	001-36559
10.4	Amendment No. 3 to the Credit Agreement, dated as of June 13, 2019, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	6/18/2019	001-36559
10.5#	Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Cooperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	10-Q	10.1	8/5/2020	001-36559
10.6	New Bank Agreement, dated October 30, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Cooperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto and Gulf Capital, as new bank.	10-Q	10.2	11/4/2020	001-36559
10.7	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.8†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738
10.9†	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.	10-Q	10.3	11/10/2016	001-36559
10.10†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375
10.12†	Form of Restricted Stock Unit Agreement (Second A&R LTIP).	10-Q	10.2	8/5/2020	001-36559
10.13†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-196375
10.14†	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).	10-Q	10.5	8/3/2018	001-36559

10.15†	Form of Notice of Grant of Restricted Stock Unit (Second A&R LTIP).	10-Q	10.3	8/5/2020	001-36559
10.16	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.17	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.18	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.19†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.20†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.6	8/4/2014	001-36559
10.21†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Gil Melman.	8-K	10.9	8/4/2014	001-36559
10.22†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559
10.23†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559
10.24†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Jason Garrett.	8-K	10.2	5/27/2016	001-36559
10.25†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Nick W. Evans, Jr.	8-K	10.1	5/27/2016	001-36559
10.26†	Indemnification Agreement, dated June 2, 2016, by and between Spark Energy, Inc. and Robert Lane.	8-K	10.3	6/3/2016	001-36559
10.27	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559
10.28	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559
10.29†	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.1	4/20/2015	001-36559
10.30†	Employment Agreement, dated April 15, 2015, by and between Spark Energy, Inc. and Gil Melman.	8-K	10.4	4/20/2015	001-36559
10.31†	Employment Agreement, dated August 3, 2015, by and between Spark Energy, Inc. and Jason Garrett.	8-K	10.1	8/4/2015	001-36559
10.32†	Amended and Restated Employment Agreement, dated June 2, 2016, by and between Spark Energy, Inc. and Robert Lane.	8-K	10.1	6/3/2016	001-36559

10.33†	Amended Employment Agreement between Spark Energy, Inc. and Nathan Kroeker dated August 1, 2018.	10-Q	10.2	8/3/2018	001-36559
10.34†	Amended and Restated Employment Agreement between Spark Energy, Inc. and Jason Garrett dated August 1, 2018.	10-Q	10.3	8/3/2018	001-36559
10.35†	Amended and Restated Employment Agreement between Spark Energy, Inc. and Gil Melman dated August 1, 2018.	10-Q	10.4	8/3/2018	001-36559
10.36†	Transition and Resignation Agreement and Mutual Release of Claims, by and between Spark Energy, Inc. and Gil Melman, dated December 13, 2018.	10-Q	10.1	12/14/2018	001-36559
10.37†	Spark Energy, Inc. Second Amended and Restated Long Term Incentive Plan.	8-K	10.1	5/23/2019	001-36559
10.38†	Employment Agreement, dated June 14, 2019, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.3	6/18/2019	001-36559
10.39	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.40 †	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.41	Transition and Resignation Agreement and Mutual Release of Claims, by and between Spark Energy, Inc. and Jason Garrett, dated September 25, 2019	8-K	10.1	9/27/2019	001-36559
10.42†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.43†	Indemnification Agreement, dated as of March 17, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.2	3/19/2020	001-36559
10.44†	Employment Agreement, effective as of March 23, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	3/25/2020	001-36559
10.45†	Transition and Resignation Agreement and Mutual Release of Claims, dated March 19, 2020, by and between Spark Energy, Inc. and Nathan Kroeker.	8-K	10.2	3/25/2020	001-36559
10.46*	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated July 31, 2020.
10.47†*	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC
21.1*	List of Subsidiaries of Spark Energy, Inc.
23.1*	Consent of EY
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

March 4, 2021	Spark Energy, Inc.
	By:	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 4, 2021:

	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Nick Evans Jr.
Nick Evans Jr.
Director

/s/ Kenneth M. Hartwick
Kenneth M. Hartwick
Director

/s/ Amanda Bush
Amanda Bush
Director