Form 10-Q
period 2021-03-31
Spark Energy, Inc.
filed 2021-05-06
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
        Yes ☐    No ☒

There were 14,627,284 shares of Class A common stock, 20,800,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of May 4, 2021.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of COVID-19 and the 2021 severe weather event, cash flow generation and liquidity, business strategy, prospects for growth, outcomes of legal proceedings, ability to pay cash dividends, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, governmental regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
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
•the ultimate impact of the 2021 severe weather event, including resolution of outstanding pricing and volume settlement data from ERCOT; the results of formal disputes regarding pricing and volume settlement data received to date; and any corrective action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas;
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
•competition; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$81,491	$71,684
Accounts receivable, net of allowance for doubtful accounts of $2,698 at March 31, 2021 and $3,942 at December 31, 2020	55,671	70,350
Accounts receivable—affiliates	5,264	5,053
Inventory	131	1,496
Fair value of derivative assets	1,678	311
Customer acquisition costs, net	3,774	5,764
Customer relationships, net	11,526	12,077
Deposits	6,434	5,655
Renewable energy credit asset	22,343	20,666
Other current assets	12,089	11,818
Total current assets	200,401	204,874
Property and equipment, net	3,456	3,354
Fair value of derivative assets	61	—
Customer acquisition costs, net	207	306
Customer relationships, net	3,200	5,691
Deferred tax assets	33,025	27,960
Goodwill	120,343	120,343
Other assets	3,634	4,139
Total assets	$364,327	$366,667
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$25,243	$27,322
Accounts payable—affiliates	1,259	826
Accrued liabilities	29,702	34,164
Renewable energy credit liability	20,932	19,549
Fair value of derivative liabilities	3,219	7,505
Other current liabilities	1,265	1,295
Total current liabilities	81,620	90,661
Long-term liabilities:
Fair value of derivative liabilities	175	227
Long-term portion of Senior Credit Facility	135,000	100,000
Subordinated debt—affiliate	10,000	—
Other long-term liabilities	7	30
Total liabilities	226,802	190,918
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,567,543 shares outstanding at March 31, 2021 and December 31, 2020	87,288	87,288
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,771,878 shares issued and 14,627,284 shares outstanding at March 31, 2021 and December 31, 2020	148	148
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	209	209
Additional paid-in capital	52,904	55,222
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	2,139	11,721
Treasury stock, at cost, 144,594 shares at March 31, 2021 at December 31, 2020	(2,406)	(2,406)
Total stockholders' equity	52,954	64,854
Non-controlling interest in Spark HoldCo, LLC	(2,717)	23,607
Total equity	50,237	88,461
Total liabilities, Series A Preferred Stock and Stockholders' equity	$364,327	$366,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Retail revenues	$113,145	$166,360
Net asset optimization (expense) revenue	(140)	321
Total Revenues	113,005	166,681
Operating Expenses:
Retail cost of revenues	122,168	118,823
General and administrative	12,671	25,676
Depreciation and amortization	6,036	8,796
Total Operating Expenses	140,875	153,295
Operating (loss) income	(27,870)	13,386
Other (expense)/income:
Interest expense	(1,311)	(1,553)
Interest and other income	86	160
Total other expenses	(1,225)	(1,393)
(Loss) income before income tax (benefit) expense	(29,095)	11,993
Income tax (benefit) expense	(1,535)	1,925
Net (loss) income	$(27,560)	$10,068
Less: Net (loss) income attributable to non-controlling interests	(19,929)	5,589
Net (loss) income attributable to Spark Energy, Inc. stockholders	$(7,631)	$4,479
Less: Dividend on Series A Preferred Stock	1,951	1,500
Net (loss) income attributable to stockholders of Class A common stock	$(9,582)	$2,979

Net (loss) income attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$(0.66)	$0.21
Diluted	$(0.66)	$0.20

Weighted average shares of Class A common stock outstanding
Basic	14,627	14,381
Diluted	14,627	14,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
Stock based compensation	—	—	—		—	—	—	377	—	377	—	377
Consolidated net loss	—	—	—	—	—	—	—	—	(7,631)	(7,631)	(19,929)	(27,560)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(6,439)	(6,439)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	(2,651)	—	(2,651)	—	(2,651)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Changes in ownership interest	—	—	—	—	—	—	—	(44)	—	(44)	44	—
Balance at March 31, 2021	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$52,904	$2,139	$52,954	$(2,717)	$50,237

Three Months Ended March 31, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—	—	—	—	—	1,329	—	1,329	—	1,329
Restricted stock unit vesting	16	—	—	—	—	—	—	(39)	—	(39)	—	(39)
Consolidated net income	—	—	—	—	—	—	—	—	4,479	4,479	5,589	10,068
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(7,172)	(7,172)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,606)	(2,606)	—	(2,606)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Changes in Ownership Interest	—	—	—	—	—	—	—	(422)	—	(422)	422	—
Balance at March 31, 2020	14,495	20,800	(99)	$145	$209	$(2,011)	$(40)	$52,710	$814	$51,827	$14,906	$66,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(27,560)	$10,068
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	6,036	8,796
Deferred income taxes	(5,065)	(468)
Stock based compensation	467	1,324
Amortization of deferred financing costs	259	250
Bad debt expense	(247)	2,355
Loss on derivatives, net	(7,024)	24,587
Current period cash settlements on derivatives, net	1,185	(16,293)
Changes in assets and liabilities:
Decrease in accounts receivable	14,926	30,847
Increase in accounts receivables—affiliates	(211)	(905)
Decrease in inventory	1,365	2,690
Increase in customer acquisition costs	(213)	(1,345)
Increase in prepaid and other current assets	(3,012)	(11,967)
Decrease in intangible assets—customer acquisition	27	—
Decrease in other assets	254	289
Decrease in accounts payable and accrued liabilities	(5,271)	(10,892)
Increase (decrease) in accounts payable—affiliates	433	(75)
Increase in other current liabilities	41	149
Decrease in other non-current liabilities	(22)	(21)
Net cash (used) provided in operating activities	(23,632)	39,389
Cash flows from investing activities:
Purchases of property and equipment	(520)	(536)
Net cash used in investing activities	(520)	(536)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	—	(1,222)
Borrowings on notes payable	191,000	75,000
Payments on notes payable	(156,000)	(103,000)
Net borrowings on subordinated debt facility	10,000	—
Restricted stock vesting	—	(39)
Payment of dividends to Class A common stockholders	(2,651)	(2,606)
Payment of distributions to non-controlling unitholders	(6,439)	(7,172)
Payment of Preferred Stock dividends	(1,951)	(2,011)
Net cash provided (used) in financing activities	33,959	(41,050)
Increase (decrease) in Cash, cash equivalents and Restricted cash	9,807	(2,197)
Cash, cash equivalents and Restricted cash—beginning of period	71,684	57,668
Cash, cash equivalents and Restricted cash—end of period	$81,491	$55,471
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$23	$55
Cash paid (received) during the period for:
Interest	$889	$1,327
Taxes	$(361)	$465

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

We are an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. Spark Energy, Inc. (the “Company”) is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries. Spark HoldCo is the direct and indirect owner of the subsidiaries through which we operate. We conduct our business through several brands across our service areas, including Electricity Maine, Electricity N.H., Major Energy, Provider Power Massachusetts, Respond Power, Spark Energy, and Verde Energy.
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC") as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

Relationship with our Founder and Majority Shareholder

W. Keith Maxwell, III (our "Founder") is the Company's Chief Executive Officer, a director, and the owner of a majority of the voting power of our common stock through his ownership of NuDevco Retail, LLC ("NuDevco Retail") and Retailco, LLC ("Retailco"). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings LLC ("NuDevco Retail Holdings"), which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

New Accounting Standards Recently Adopted

There have been no changes to our significant accounting policies as disclosed in our 2020 Form 10-K, except as follows:

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes ("ASU 2019-12"). These amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU 2019-12 effective January 1, 2021 and the adoption did not have a material impact on our consolidated financial statements.

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued by the FASB but have not yet been adopted by the Company at March 31, 2021. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. The amendments in these ASUs were effective upon issuance and can be applied prospectively through December 31, 2022. The Company's Senior Credit Facility is the only agreement that makes reference to a LIBOR rate and the agreement outlines the specific procedures that will be undertaken once an appropriate alternative benchmark is identified.We do not expect adoption of the new standard to have a material impact to our consolidated financial statements.

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

	Reportable Segments
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$26,241	$4,377	$30,618	$46,593	$7,054	$53,647
Mid-Atlantic	28,550	13,455	42,005	45,842	15,804	61,646
Midwest	11,059	10,238	21,297	14,989	13,607	28,596
Southwest	12,905	6,320	19,225	14,344	8,127	22,471
	$78,755	$34,390	$113,145	$121,768	$44,592	$166,360

Customer type
Commercial	$15,216	$11,516	$26,732	$40,015	$15,517	$55,532
Residential	73,272	26,490	99,762	93,228	33,363	126,591
Unbilled revenue (b)	(9,733)	(3,616)	(13,349)	(11,475)	(4,288)	(15,763)
	$78,755	$34,390	$113,145	$121,768	$44,592	$166,360

Customer credit risk
POR	$50,850	$19,600	$70,450	$84,913	$23,037	$107,950
Non-POR	27,905	14,790	42,695	36,855	21,555	58,410
	$78,755	$34,390	$113,145	$121,768	$44,592	$166,360

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2021 and 2020, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.2 million and $1.7 million, respectively.

Accounts receivables and Allowance for Credit Losses

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

A rollforward of our allowance for credit losses for the three months ended March 31, 2021 are presented in the table below (in thousands):

Balance at December 31, 2020	$(3,942)
Current period bad debt provision	490
Write-offs	934
Recovery of previous write offs	(180)
Balance at March 31, 2021	$(2,698)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2021 and December 31, 2020, respectively.

	The Company	Affiliated Owners
March 31, 2021	41.53%	58.47%
December 31, 2020	41.53%	58.47%

The following table summarizes the portion of net (loss) income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (loss) income allocated to non-controlling interest	$(18,321)	$6,085
Income tax expense allocated to non-controlling interest	1,608	496
Net (loss) income attributable to non-controlling interest	$(19,929)	$5,589

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three months ended March 31, 2021, we paid $2.7 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or additional paid in capital in the case retained earnings is exhausted.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three months ended March 31, 2021, Spark HoldCo made corresponding distributions of $3.8 million to our non-controlling interest holders.

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. Purchases may be made with available cash balances, our Senior Credit Facility and operating cash flows.

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

During the three months ended March 31, 2021, we did not repurchase our Class A common stock. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility.

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

The following table presents the computation of basic and diluted income (loss) per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to Spark Energy, Inc. stockholders	$(7,631)	$4,479
Less: Dividends on Series A preferred stock	1,951	1,500
Net (loss) income attributable to stockholders of Class A common stock	$(9,582)	$2,979

Basic weighted average Class A common shares outstanding	14,627	14,381
Basic (loss) income per share attributable to stockholders	$(0.66)	$0.21

Net (loss) income attributable to stockholders of Class A common stock	$(9,582)	$2,979
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Diluted net (loss) income attributable to stockholders of Class A common stock	$(9,582)	$2,979

Basic weighted average Class A common shares outstanding	14,627	14,381
Effect of dilutive Class B common stock	—	—
Effect of dilutive restricted stock units	—	403
Diluted weighted average shares outstanding	14,627	14,784

Diluted (loss) income per share attributable to stockholders	$(0.66)	$0.20

The computation of diluted earnings per share for the three months ended March 31, 2021 and 2020 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$81,290	$71,442
Accounts receivable	55,671	70,350
Other current assets	56,390	55,575
Total current assets	193,351	197,367
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,182	15,259
Total non-current assets	133,525	135,602
Total Assets	$326,876	$332,969

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$54,883	$61,436
Other current liabilities	44,228	43,676
Total current liabilities	99,111	105,112
Long-term liabilities:
Long-term portion of Senior Credit Facility	135,000	100,000
Subordinated debt — affiliate	10,000	—
Other long-term liabilities	183	256
Total long-term liabilities	145,183	100,256
Total Liabilities	$244,294	$205,368

5. Preferred Stock

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

During the three months ended March 31, 2021, we paid $2.0 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2021, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2021.

A summary of our preferred equity balance for the three months ended March 31, 2021 is as follows:

(in thousands)
Balance at December 31, 2020	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	—
Balance at March 31, 2021	$87,288

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2021 and December 31, 2020, we paid less than $0.1 million and $0.1 million in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2021	December 31, 2020
Natural Gas	MMBtu	2,183	2,880
Electricity	MWh	1,843	1,845
Trading

Commodity	Notional	March 31, 2021	December 31, 2020
Natural Gas	MMBtu	105	102

Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Gain (Loss) on non-trading derivatives, net	$7,054	$(24,533)
Loss on trading derivatives, net	(30)	(54)
Gain (Loss) on derivatives, net	7,024	(24,587)
Current period settlements on non-trading derivatives (1)	$(1,189)	$16,609
Current period settlements on trading derivatives	4	(1)
Total current period settlements on derivatives	$(1,185)	$16,608

(1) Excludes settlements of $(0.3) million, for the three months ended March 31, 2020 related to power call options.
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,759	$(2,094)	$1,665	$—	$1,665
Trading commodity derivatives	14	(1)	13	—	13
Total Current Derivative Assets	3,773	(2,095)	1,678	—	1,678
Non-trading commodity derivatives	233	(172)	61	—	61
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	233	(172)	61	—	61
Total Derivative Assets	$4,006	$(2,267)	$1,739	$—	$1,739

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(6,623)	$3,394	$(3,229)	$13	$(3,216)
Trading commodity derivatives	(3)	—	(3)	—	(3)
Total Current Derivative Liabilities	(6,626)	3,394	(3,232)	13	(3,219)
Non-trading commodity derivatives	(490)	315	(175)	—	(175)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(490)	315	(175)	—	(175)
Total Derivative Liabilities	$(7,116)	$3,709	$(3,407)	$13	$(3,394)

	December 31, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$308	$(105)	$203	$—	$203
Trading commodity derivatives	112	(4)	108	—	108
Total Current Derivative Assets	420	(109)	311	—	311
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$420	$(109)	$311	$—	$311

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,139)	$3,620	$(7,519)	$86	$(7,433)
Trading commodity derivatives	(74)	2	(72)	—	(72)
Total Current Derivative Liabilities	(11,213)	3,622	(7,591)	86	(7,505)
Non-trading commodity derivatives	(838)	611	(227)	—	(227)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(838)	611	(227)	—	(227)
Total Derivative Liabilities	$(12,051)	$4,233	$(7,818)	$86	$(7,732)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2021	December 31, 2020
Information technology	2 – 5	$5,307	$5,821
Furniture and fixtures	2 – 5	957	957
Total		6,264	6,778
Accumulated depreciation		(2,808)	(3,424)
Property and equipment—net		$3,456	$3,354
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of March 31, 2021 and December 31, 2020, information technology includes $0.8 million and $0.7 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2021 and 2020.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2021	December 31, 2020
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$58,688	$58,688
Accumulated amortization	(46,445)	(44,175)
Customer relationships—Acquired	$12,243	$14,513
Customer relationships—Other
Cost	$8,898	$8,988
Accumulated amortization	(6,415)	(5,733)
Customer relationships—Other, net	$2,483	$3,255
Trademarks
Cost	$7,570	$7,570
Accumulated amortization	(3,249)	(2,972)
Trademarks, net	$4,321	$4,598

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
Adjustments	—	—	(28)	—
Amortization	—	(2,270)	(744)	(277)
Balance at March 31, 2021	$120,343	$12,243	$2,483	$4,321

Estimated future amortization expense for customer relationships and trademarks at March 31, 2021 is as follows (in thousands):

Year ending December 31,
2021 (remaining nine months)	$9,823
2022	6,194
2023	605
2024	404
2025	404
> 5 years	1,617
Total	$19,047

9. Debt
Debt consists of the following amounts as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Long-term debt:
Senior Credit Facility (1) (2)	$135,000	$100,000
Subordinated Debt	10,000	—
Total long-term debt	145,000	100,000
Total debt	$145,000	$100,000
(1) As of March 31, 2021 and December 31, 2020, the weighted average interest rate on the Senior Credit Facility was 3.75% and 3.75%, respectively.
(2) As of March 31, 2021 and December 31, 2020, we had $29.7 million and $31.0 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.4 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. Of these amounts, $1.0 million and $1.0 million are recorded in other current assets, and $0.4 million and $0.6 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Senior Credit Facility	$468	$911
Letters of credit fees and commitment fees	402	392
Amortization of deferred financing costs	259	250
Other	182	—
Interest Expense	$1,311	$1,553

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $227.5 million as of March 31, 2021.

Subject to applicable sub-limits and terms of the Senior Credit Facility, borrowings are available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and share buyback loans (“Share Buyback Loans”).

The Senior Credit Facility will mature on July 31, 2022, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility, and to make open market purchases of our Class A common stock and Series A Preferred Stock. The Senior Credit Facility provides for Share Buyback Loans of up to $80.0 million, which permit the Company to repurchase up to an aggregate of 8,000,000 shares of Class A common stock or $80.0 million of Series A Preferred Stock, however this provision was suspended in March 2021 pursuant to an agreement with lenders under the Senior Credit Facility.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment to the Senior Credit Facility (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of March 31, 2021 was 1.48 to 1.00.

•Maximum Total Leverage Ratio. We must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of March 31, 2021 was 1.45 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) to (b) Adjusted EBITDA. Our Maximum Senior Secured Leverage Ratio as of March 31, 2021 was 1.24 to 1.00.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of March 31, 2021, we were in compliance with our various covenants under the Senior Credit Facility.

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

We are entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock and will be entitled to repurchase up to an aggregate amount of 10,000,000 shares of our Class A common stock, and up to $92.7 million of Series A Preferred Stock through one or more normal course open market purchases through NASDAQ so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility.

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

As of March 31, 2021, and December 31, 2020, there were $10.0 million and zero outstanding borrowings under the Subordinated Debt Facility.

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

	Level 1	Level 2	Level 3	Total
March 31, 2021
Non-trading commodity derivative assets	$—	$1,726	$—	$1,726
Trading commodity derivative assets	—	13	—	13
Total commodity derivative assets	$—	$1,739	$—	$1,739
Non-trading commodity derivative liabilities	$(6)	$(3,385)	$—	$(3,391)
Trading commodity derivative liabilities	—	(3)	—	(3)
Total commodity derivative liabilities	$(6)	$(3,388)	$—	$(3,394)

	Level 1	Level 2	Level 3	Total
December 31, 2020
Non-trading commodity derivative assets	$104	$99	$—	$203
Trading commodity derivative assets	—	108	—	108
Total commodity derivative assets	$104	$207	$—	$311
Non-trading commodity derivative liabilities	$(5)	$(7,655)	$—	$(7,660)
Trading commodity derivative liabilities	—	(72)	—	(72)
Total commodity derivative liabilities	$(5)	$(7,727)	$—	$(7,732)
We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2021 and the year ended December 31, 2020.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2021 and December 31, 2020, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.2 million and $0.2 million, respectively.

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

As of March 31, 2021, we had a net deferred tax asset of $33.0 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2021 and 2020 was 5.3% and 16.1%, respectively. The effective tax rate for the three and three months ended March 31, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

In August 2020, the Company participated in mediation which covered three Spark brand matters: (1) Janet Rolland et al v. Spark Energy, LLC (D.N.J Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3) Local 901 v. Spark Energy, LLC (Sup . Ct. Allen County, Indiana Aug. 2019). The Company is working with the mediator to find a resolution to these cases, but is also simultaneously continuing to defend the cases in the respective courts. Given the ongoing mediation, discovery, and current stage of these matters, we cannot predict the outcome of these cases at this time.

In December of 2020, the Company participated in mediation which covered several Verde brand matters: (1) Marshall. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) Panzer v. Verde Energy, USA Inc. and Oasis Power, LLC (E.D. Pa Aug. 2019); (5) LaQua v. Verde Energy USA New York, LLC (E.D.N Y. Jan. 2020); and (6) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020). The parties continue to work on a mediation resolution and the litigation has been stayed in these matters. Given the ongoing mediation and current stage of these matters, we cannot predict the outcome of these cases at this time.

On January 14, 2021, Glikin, et. all v. Major Energy Electric Services, LLC, a purported variable rate class action was filed in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company believes there is no merit to this case and plans to vigorously defend this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC (“NG&E”) and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys' fees. This case went to trial during the first two weeks of March 2020 and all material has been submitted to the Judge for his decision. Given the trial was in Manhattan, New York, which was previously under a shelter-in-place order and is currently re-opening, we are not able to predict when we receive a final decision on this matter. Spark and NG&E deny the allegations asserted by Plaintiffs and have vigorously defended this matter; however, we cannot predict the outcome or consequences of this case at this time. In addition, several smaller, related cases involving the same facts are pending in the United States District Court for the Southern District of New York regarding the Major Energy escrowed indemnification monies and three Major Energy executive compensation agreements. As to the indemnification matter, the parties have reached an agreement to release certain original escrowed monies by the Sellers of Major Energy to the Company, which would conclude that current case in favor of the Company.

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

Connecticut. In 2019, PURA initiated review of two of the Company's brands in Connecticut, Spark and Verde, focusing on marketing, billing and enrollment practices. The Company has and is cooperating with PURA's requests to review Spark and Verde practices in Connecticut.

Illinois. Spark Energy, LLC received a verbal inquiry from the Illinois Commerce Commission (“ICC”) and the Illinois Attorney General ("IAG") on January 1, 2020 seeking to understand an increase in complaints from Illinois consumers. The Company met with the ICC and the IAG in February 2020 and plan to discuss a compliance plan to ensure its sales are in compliance with Illinois regulations. The parties also discussed possible restitution payments to any customers impacted by sales not in compliance with Illinois regulations.

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

As of March 31, 2021 and December 31, 2020, we had accrued $22.9 million and $26.6 million, respectively, related to litigation and regulatory matters and $1.1 million and $1.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated (to)/from affiliates was $(0.8) million and $(0.2) million for the three months ended March 31, 2021 and 2020, respectively.

General and administrative costs of $0.1 million and zero were recorded for the three months ended March 31, 2021, and 2020 related to telemarketing activities performed by an affiliate.

Accounts Receivable and Payable—Affiliates
As of March 31, 2021 and December 31, 2020, we had current accounts receivable—affiliates of $5.3 million and $5.1 million, respectively, and current accounts payable—affiliates of $1.3 million and $0.8 million, respectively.
Revenues and Cost of Revenues—Affiliates
Revenues recorded in net asset optimization revenue in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 related to affiliated sales were $0.3 million and $0.5 million, respectively.
Cost of revenues recorded in net asset optimization revenues in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 related to affiliated purchases were less than $0.1 million and $0.2 million, respectively. These amounts are presented as net on the condensed consolidated statements of operations.

Distributions to and Contributions from Affiliates

During three months ended March 31, 2021 and 2020, Spark HoldCo made distributions to affiliates of our Founder of $3.8 million and $3.8 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended March 31, 2021 and 2020, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $2.7 million and $3.4 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

Subordinated Debt Facility

In June 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of March 31, 2021 and December 31, 2020, there was $10.0 million and zero in outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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
For the three months ended March 31, 2021 and 2020, we recorded asset optimization revenues of $25.7 million and $6.4 million and asset optimization cost of revenues of $25.8 million and $6.1 million, respectively, which are presented on a net basis in asset optimization revenues.
We use retail gross margin to assess the performance of our operating segments. We have historically defined retail gross margin as operating (loss) income plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (i) net asset optimization (expenses) revenues, (ii) net (losses) gains on non-trading derivative instruments, and (iii) net current period cash settlements on non-trading derivative instruments.
Based on the events described below related to Winter Storm Uri, and to ensure Retail Gross Margin reflects repeatable operating performance that is not distorted by non-recurring events or extreme market volatility, we have revised the definition of Retail Gross Margin in this Report to include gains (losses) from non-recurring events (including non-recurring market volatility).
We deduct net (losses) gains on non-trading derivative instruments, excluding current period cash settlements, from the retail gross margin calculation in order to remove the non-cash impact of net gains and losses on these derivative instruments. Retail gross margin should not be considered an alternative to, or more meaningful than, operating income, as determined in accordance with GAAP.
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Retail Gross Margin to (loss) income before taxes
(Loss) income before income tax (benefit) expense	$(29,095)	$11,993
Interest and other income	(86)	(160)
Interest expense	1,311	1,553
Operating (loss) income	(27,870)	13,386
Depreciation and amortization	6,036	8,796
General and administrative	12,671	25,676
Less:
Net asset optimization (expense) revenue	(140)	321
Net, gain (loss) on non-trading derivative instruments	7,054	(24,533)
Net, Cash settlements on non-trading derivative instruments	(1,189)	16,609
Non-recurring event - Winter Storm Uri	(64,900)	—
Retail Gross Margin	$50,012	$55,461

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$78,755	$34,390	$(140)	$—	$113,005
Retail cost of revenues	107,524	14,644	—	—	122,168
Less:
Net asset optimization expense	—	—	(140)	—	(140)
Net, gain on non-trading derivative instruments	6,705	349	—	—	7,054
Current period settlements on non-trading derivatives	(1,188)	(1)	—	—	(1,189)
Non-recurring event - Winter Storm Uri	(64,900)	—	—	—	(64,900)
Retail Gross Margin	$30,614	$19,398	$—	$—	$50,012
Total Assets at March 31, 2021	$2,961,333	$970,315	$330,327	$(3,897,648)	$364,327
Goodwill at March 31, 2021	$117,813	$2,530	$—	$—	$120,343

Three Months Ended March 31, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$121,768	$44,592	$321	$—	$166,681
Retail cost of revenues	100,383	18,440	—	—	118,823
Less:
Net asset optimization revenue	—	—	321	—	321
Net, loss on non-trading derivative instruments	(24,386)	(147)	—	—	(24,533)
Current period settlements on non-trading derivatives	14,965	1,644	—	—	16,609
Retail Gross Margin	$30,806	$24,655	$—	$—	$55,461
Total Assets at December 31, 2020	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill at December 31, 2020	$117,813	$2,530	$—	$—	$120,343

15. Subsequent Events

Declaration of Dividends

On April 21, 2021, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on June 1, 2021, which will be paid on June 15, 2021.

On April 21, 2021, we also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on July 1, 2021. The dividend will be paid on July 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021. Results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2021, we operated in 100 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2021 and 2020, approximately 70% and 73%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2021 and 2020, approximately 30% and 27%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Winter Storm Uri

In February 2021, the U.S. experienced winter storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the Electric Reliability Council of Texas ("ERCOT") service area reached or exceeded maximum allowed clearing prices. As of March 31, 2021, we recorded a net loss of approximately $64.9 million as a direct result of winter storm Uri. Uncertainty exists with respect to the financial impact of the winter storm due in part to outstanding pricing and volume settlement data from ERCOT; the results of formal disputes regarding pricing and volume settlement data received to date, for which we are exploring all legal options; and any corrective action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas.

Senior Credit Facility

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

As described further below under "Drivers of our Business", during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, we had fewer organic customer acquisitions, which resulted in reduced customer acquisition costs. In addition, for the three months ended March 31, 2021 compared to three months ended March 31, 2020, we experienced lower customer attrition, slight increases in residential demand, and slight decreases in C&I demand. The financial impact of the decrease in C&I demand was offset by higher demand from residential customers, which have higher margins. Overall, we believe we have not experienced a material adverse impact to our business, financial condition or results of operations during the quarter ended March 31, 2021 as a result of the COVID-19 pandemic. We are continuing to monitor developments involving our workforce, customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three months ended March 31, 2021:

RCEs:
(In thousands)	December 31, 2020	Additions	Attrition	March 31, 2021	% Increase (Decrease)
Retail Electricity	303	14	(38)	279	(8)%
Retail Natural Gas	97	1	(10)	88	(9)%
Total Retail	400	15	(48)	367	(8)%

The following table details our count of RCEs by geographical location as of March 31, 2021:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	85	31%	15	17%	100	27%
Mid-Atlantic	100	36%	30	35%	130	35%
Midwest	33	11%	26	29%	59	16%
Southwest	61	22%	17	19%	78	22%
Total	279	100%	88	100%	367	100%

The geographical locations noted above include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

Across our market areas, we have operated under a number of different retail brands. We currently operate under six retail brands. During 2020 and 2019, we consolidated certain brands and billing systems in an effort to simplify our business operations where practical.

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

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which has restricted some of the manners we have historically used to market for organic sales. In response, we have focused on development of products and channels, partners for web sales, as well as accelerating our telemarketing sales quality programs. In November 2020, we began active door-to-door marketing activities in certain markets where not prohibited by states' COVID-19 restrictions.

During the three months ended March 31, 2021, we added approximately 15,000 RCEs primarily through our various organic sales channels. This amount was significantly lower than historical periods primarily due to limitation of our door-to-door marketing as a result of COVID-19 during the majority of 2020 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality. Although we expect to acquire less customers organically in future periods than we have historically while marketing restrictions are in place, which may cause our customer book to decrease, we are unable to predict the ultimate effect on our organic sales, financial results, cash flows, and liquidity at this time.

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

As described above, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during the three months ended March 31, 2021 compared to historical amounts. As long as these orders are in effect and marketing is reduced, we expect to incur reduced customer acquisition costs in future periods. However, we may incur increased costs through other manners of marketing, such as online marketing. We also expect our customer acquisition costs with respect to door to door marketing to return to historic levels once door to door marketing restriction orders are lifted from all markets.

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) pro-active non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2021 and 2020 was 4.2% and 5.7%, respectively.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our overall customer attrition, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic. In addition, some state commissions continue discussions on allowing utilities to spread costs over time while allowing for full financial recovery plus cost of cash at a later date. This could create an advantage for incumbent utilities as energy service companies have to absorb or pass along COVID-19 related costs to customers, resulting in further disparity between market pricing and the utility price for customers. Furthermore, like us, due to restrictions on door-to-door activities, other energy service companies are limited in their ability to market, which may reduce customer initiated switches. We believe these orders and circumstances caused our customer attrition to be lower for the first quarter of 2021 compared to the first quarter of 2020. Consistent with our previously communicated strategy to shrink our C&I customer book, our customer attrition for C&I customers was slightly higher than the prior year because of our pro-active non-renewal of some of our large commercial contracts; however, this impact was more than offset by the decline in residential customer attrition during the current year. Although customer attrition was slightly lower during the first quarter of 2021, we are unable to predict the ultimate impact on overall customer attrition over the next six months, at this time.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2021 and 2020 was (0.9%) and 3.3%, respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets beginning in late 2020 have led to an improvement in the bad debt expense over the past several months, including the three months ended March 31, 2021. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the three months ended March 31, 2021.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bills, and utilities increasing POR fees they charge us in an effort to recoup their bad debt losses. Although the Company noted no significant impact as a result of the COVID-19 pandemic related to customer credit risk for the three months ended March 31, 2021, because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. We are also monitoring other events that may have an impact on our credit risk, such as the expiration of unemployment benefits in many of our service territories.

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

During the first quarter of 2021, the U.S. experienced winter storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the ERCOT service area reached or exceeded maximum allowed clearing prices. Although our hedge position was 120% of our forecasted demand in Texas for the month of February, we were still required to purchase power at unprecedented prices for an extended period of time during the storm.These price caps imposed by ERCOT for the duration of the storm and beyond have never been experienced in any deregulated market in which we serve.The policies imposed on the electricity markets by ERCOT related to pricing resulted in overall negative impact on our electricity unit margin in the first quarter of 2021.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Development for additional discussion about the impacts of winter storm Uri.

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

Net asset optimization resulted in a loss of $0.1 million and a gain of $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Adjusted EBITDA (1)	$32,667	$30,300
Retail Gross Margin (2)	$50,012	$55,461
(1) Adjusted EBITDA for the three months ended March 31, 2021 includes a $60.0 million add back related to winter storm Uri. See discussion below.
(2) Retail Gross Margin for the three months ended March 31, 2021 includes a $64.9 million add back related to winter storm Uri. See discussion below.

Adjusted EBITDA. We define “Adjusted EBITDA” as EBITDA less (i) customer acquisition costs incurred in the current period, plus or minus (ii) net (loss) gain on derivative instruments, and (iii) net current period cash settlements on derivative instruments, plus (iv) non-cash compensation expense, and (v) other non-cash and non-recurring operating items. EBITDA is defined as net income (loss) before the provision for income taxes, interest expense and depreciation and amortization. This conforms to the calculation of Adjusted EBITDA in our Senior Credit Facility.

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

We adjust from time to time other non-cash or unusual and/or infrequent charges due to either their non-cash nature or their infrequency. We have historically included the financial impact of weather variability in the calculation of Adjusted EBITDA. We will continue this historical approach, but during the current quarter we incurred a net pre-tax financial loss of $64.9 million due to winter storm Uri, as described above. This loss was incurred due to uncharacteristic extended sub-freezing temperatures across Texas combined with the impact of the pricing caps ordered by ERCOT. We believe this event is unusual, infrequent, and non-recurring in nature.

Our lenders under the Company's Senior Credit Facility have allowed $60.0 million of the $64.9 million pre-tax storm loss to be added back as a non-recurring item in the calculation of Adjusted EBITDA for the Company's March 31, 2021 Debt Covenant Calculations. As our Senior Credit Facility is considered a material agreement and Adjusted EBITDA is a key component of our material covenants, we consider our covenant compliance to be material to the understanding of the Company's financial condition and/or liquidity.

We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our performance and results of operations and that Adjusted EBITDA is also useful for an understanding of our financial condition and/or liquidity due to its use in covenants in our Senior Credit Facility. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following:

•our operating performance as compared to other publicly traded companies in the retail energy industry, without regard to financing methods, capital structure, historical cost basis and specific items not reflective of ongoing operations;
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

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation of Adjusted EBITDA to net (loss) income:
Net (loss) income	$(27,560)	$10,068
Depreciation and amortization	6,036	8,796
Interest expense	1,311	1,553
Income tax (benefit) expense	(1,535)	1,925
EBITDA	(21,748)	22,342
Less:
Net, gain (loss) on derivative instruments	7,024	(24,587)
Net cash settlements on derivative instruments	(1,185)	16,608
Customer acquisition costs	213	1,345
Plus:
Non-cash compensation expense	467	1,324
Non-recurring event - Winter Storm Uri	60,000	—
Adjusted EBITDA	$32,667	$30,300

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation of Adjusted EBITDA to net cash (used) provided in operating activities:
Net cash (used) provided in operating activities	$(23,632)	$39,389
Amortization of deferred financing costs	(259)	(250)
Bad debt expense	247	(2,355)
Interest expense	1,311	1,553
Income tax (benefit) expense	(1,535)	1,925
Non-recurring event - Winter Storm Uri	60,000	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(11,703)	(17,975)
Inventory	(1,365)	(2,690)
Accounts payable and accrued liabilities	4,798	10,818
Other	4,805	(115)
Adjusted EBITDA	$32,667	$30,300
Cash Flow Data:
Net cash (used) provided in operating activities	$(23,632)	$39,389
Cash flows used in investing activities	$(520)	$(536)
Net cash provided (used) in financing activities	$33,959	$(41,050)

Retail Gross Margin. We define retail gross margin as operating income (loss) plus (i) depreciation and amortization expenses and (ii) general and administrative expenses, less (iii) net asset optimization revenues (expenses), (iv) net gains (losses) on non-trading derivative instruments, (v) net current period cash settlements on non-trading derivative instruments and (vi) gains (losses) from non-recurring events (including non-recurring market volatility. Retail gross margin is included as a supplemental disclosure because it is a primary performance measure used by our management to determine the performance of our retail natural gas and electricity segments as a result of recurring operations. As an indicator of our retail energy business’s operating performance, retail gross margin should not be considered an alternative to, or more meaningful than, operating income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP.

We believe retail gross margin provides information useful to investors as an indicator of our retail energy business's operating performance.

We have historically included the financial impact of weather variability in the calculation of Retail Gross Margin. We will continue this historical approach, but during the current quarter we added back the $64.9 million net financial loss incurred related to winter storm Uri, as described above, in the calculation of Retail Gross Margin because the extremity of the Texas storm combined with the impact of unprecedented pricing mechanisms ordered by ERCOT is considered unusual, infrequent, and non-recurring in nature.

The GAAP measure most directly comparable to Retail Gross Margin is operating income (loss). The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation of Retail Gross Margin to Operating (loss) income:
Operating (loss) income	$(27,870)	$13,386
Plus:
Depreciation and amortization	6,036	8,796
General and administrative expense	12,671	25,676
Less:
Net asset optimization (expense) revenue	(140)	321
Gain (loss) on non-trading derivative instruments	7,054	(24,533)
Cash settlements on non-trading derivative instruments	(1,189)	16,609
Non-recurring event - Winter Storm Uri	(64,900)	—
Retail Gross Margin	$50,012	$55,461
Retail Gross Margin - Retail Electricity Segment (1)	$30,614	$30,806
Retail Gross Margin - Retail Natural Gas Segment	$19,398	$24,655
(1) Retail Gross Margin - Retail Electricity Segment for the three months ended March 31, 2021 includes a $64.9 million add back related to winter storm Uri.

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

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

(In Thousands)	Three Months Ended March 31,
	2021	2020
Revenues:
Retail revenues	$113,145	$166,360
Net asset optimization (expense) revenue	(140)	321
Total Revenues	113,005	166,681
Operating Expenses:
Retail cost of revenues	122,168	118,823
General and administrative expense	12,671	25,676
Depreciation and amortization	6,036	8,796
Total Operating Expenses	140,875	153,295
Operating income	(27,870)	13,386
Other (expense)/income:
Interest expense	(1,311)	(1,553)
Interest and other income	86	160
Total other expense	(1,225)	(1,393)
(Loss) income before income tax (benefit) expense	(29,095)	11,993
Income tax (benefit) expense	(1,535)	1,925
Net (loss) income	$(27,560)	$10,068
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$32,667	$30,300
Retail Gross Margin (1) (3)	$50,012	$55,461
Customer Acquisition Costs	$213	$1,345
Average Monthly RCE Attrition	4.2%	5.7%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three months ended March 31, 2021 includes a $60.0 million add back related to winter storm Uri.
(3) Retail Gross Margin for the three months ended March 31, 2021 includes a $64.9 million add back related to winter storm Uri.

Total Revenues. Total revenues for the three months ended March 31, 2021 were approximately $113.0 million, a decrease of approximately $53.7 million, or 32%, from approximately $166.7 million for the three months ended March 31, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of smaller customer book in the first quarter of 2021 as compared to the first quarter of 2020, partially offset by an increase in natural gas and electricity unit revenue.

Change in electricity volumes sold	$(52.4)
Change in natural gas volumes sold	(12.3)
Change in electricity unit revenue per MWh	8.4
Change in electricity unit revenue per MMBtu - Winter Storm Uri	0.9
Change in natural gas unit revenue per MMBtu	2.1
Change in net asset optimization revenue	(0.4)
Change in total revenues	$(53.7)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2021 was approximately $122.2 million, an increase of approximately $3.4 million, or 3%, from approximately $118.8 million for the three months ended March 31, 2020, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity supply costs due to winter storm Uri offset by a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(39.1)
Change in natural gas volumes sold	(5.5)
Change in electricity unit cost per MWh	(4.6)
Change in electricity unit cost per MWh - Winter Storm Uri	65.8
Change in natural gas unit cost per MMBtu	0.5
Change in value of retail derivative portfolio	(13.7)
Change in retail cost of revenues	$3.4

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2021 was approximately $12.7 million, a decrease of approximately $13.0 million, or 51%, as compared to $25.7 million for the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in sales and marketing costs in 2021 due to limitation of our door-to-door marketing as a result of COVID-19, lower bad debt expense in 2021 due to improved collection efforts and lower legal fees in the first quarter of 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2021 was approximately $6.0 million, a decrease of approximately $2.8 million, or 32%, from approximately $8.8 million for the three months ended March 31, 2020. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2021 was approximately $0.2 million, a decrease of approximately $1.1 million, or 85%, from approximately $1.3 million for the three months ended March 31, 2020. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

	Three Months Ended March 31,
	2021	2020
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$78,755	$121,768
Retail Cost of Revenues	107,524	100,383
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	5,517	(9,421)
Non-recurring event - Winter Storm Uri	(64,900)	—
Retail Gross Margin (1) — Electricity	$30,614	$30,806
Volumes — Electricity (MWhs) (3)	622,128	1,091,425
Retail Gross Margin (2) (4) — Electricity per MWh	$49.21	$28.23

Retail Natural Gas Segment
Total Revenues	$34,390	$44,592
Retail Cost of Revenues	14,644	18,440
Less: Net gain on non-trading derivatives, net of cash settlements	348	1,497
Retail Gross Margin (1) — Gas	$19,398	$24,655
Volumes — Gas (MMBtus)	3,829,474	5,282,299
Retail Gross Margin (2) — Gas per MMBtu	$5.07	$4.67

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
(3) Excludes volumes (8,402 MWhs) related to Winter Storm Uri impact.
(4) Retail Gross Margin - Electricity per MWh excludes Winter Storm Uri impact.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2021 were approximately $78.7 million, a decrease of approximately $43.1 million, or 35%, from approximately $121.8 million for the three months ended March 31, 2020. This decrease was largely due to lower volumes sold, resulting in a decrease of $52.4 million as a result of smaller customer book in 2021. This decrease was partially offset by higher retail electricity prices as a result of the decrease of C&I RCEs as a total percentage of our customer book, which resulted in an increase of $8.4 million and an increase of $0.9 million related to electricity revenue due to Winter Storm Uri.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2021 were approximately $107.5 million, an increase of approximately $7.1 million, or 7%, from approximately $100.4 million for the three months ended March 31, 2020. This increase was primarily due to fewer customers, resulting in a decrease of $39.1 million, a decrease in supply costs of $4.6 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $15.0 million and an increase in supply cost of $65.8 million related to Winter Storm Uri.

Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2021 was approximately $30.6 million, a decrease of approximately $0.2 million, or 1%, from approximately $30.8 million for the three months ended March 31, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(13.0)
Change in gross margin - Winter Storm Uri	64.9
Change in unit margin per MWh	(51.7)
Change in retail electricity segment retail gross margin	$0.2
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2021 were approximately $34.4 million, a decrease of approximately $10.2 million, or 23%, from approximately $44.6 million for the three months ended March 31, 2020. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $12.3 million offset by an increase of $2.1 million related to higher natural gas rates.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2021 were approximately $14.6 million, a decrease of $3.8 million, or 21%, from approximately $18.4 million for the three months ended March 31, 2020. This decrease was primarily due to lower volumes resulting in a decrease of $5.5 million, higher natural gas prices, which resulted in an increase of $0.5 million, and a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $1.2 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2021 was approximately $19.4 million, a decrease of approximately $5.3 million, or 21%, from approximately $24.7 million for the three months ended March 31, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(6.9)
Change in unit margin per MMBtu	1.6
Change in retail natural gas segment retail gross margin	$(5.3)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions, service debt and pay dividends. Our liquidity requirements fluctuate with our level of customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between the settlement of payables and receivables, including the effect of bad debts, weather conditions, and our general working capital needs for ongoing operations. We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions, including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock, for the next twelve months. Estimating our liquidity requirements is highly dependent on then-current market conditions, including impacts of the COVID-19 pandemic, Winter Storm Uri, forward prices for natural gas and electricity, market volatility and our then existing capital structure and requirements.

Liquidity Position

The following table details our available liquidity as of March 31, 2021:

($ in thousands)	March 31, 2021
Cash and cash equivalents	$81,491
Senior Credit Facility Availability (1)	44,517
Subordinated Debt Facility Availability (2)	15,000
Total Liquidity	$141,008
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2021.
(2) The availability of the Subordinated Facility is dependent on our Founder's willingness and ability to lend. See "—Sources of Liquidity —Subordinated Debt Facility."

Borrowings and related posting of letters of credit under our Senior Credit Facility are subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy natural gas inventory requirements and to meet customer demands during periods of peak usage. Additionally, borrowings are subject to borrowing base and covenant restrictions.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used) provided in operating activities	$(23,632)	$39,389
Net cash used in investing activities	$(520)	$(536)
Net cash provided (used) in financing activities	$33,959	$(41,050)

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Cash Flows Used in Operating Activities. Cash flows used in operating activities for the three months ended March 31, 2021 increased by $63.0 million compared to the three months ended March 31, 2020. The increase was primarily the result of non-recurring Winter Storm Uri related costs of $64.9 million for the three months ended March 31, 2021.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by less than $0.1 million for the three months ended March 31, 2021. The decrease was primarily the result of reduction in capital spending during three months ended March 31, 2021.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities increased by $75.0 million for the three months ended March 31, 2021, primarily due to an increase in net borrowings under our Senior Credit Facility of $63.0 million and increase in sub-debt borrowing of $10.0 million during the three months ended March 31, 2021.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of March 31, 2021, we had total commitments of $227.5 million under the Senior Credit Facility, of which $164.7 million was outstanding, including $29.7 million of outstanding letters of credit, with a maturity date of July 31, 2022.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of March 31, 2021, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2021, we had availability to borrow up to $44.5 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. See Note 9 "Debt" for additional details. As of March 31, 2021, there was $10.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $15.0 million under the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, matures in July 2022, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2021 was $135.0 million. The current variable interest rate on the facility at March 31, 2021 was 3.75%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2021 and 2020, we spent a total of $0.2 million and $1.3 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2021 and 2020 included $0.5 million and $0.5 million, respectively, related to information systems improvements.

Dividends and Distributions

During the three months ended March 31, 2021, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2020 of $0.18125 per share or $2.7 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the three months ended March 31, 2021, Spark HoldCo made distributions of $3.8 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

For the three months ended March 31, 2021, we paid $2.0 million of dividends to holders of our Series A Preferred Stock, and as of March 31, 2021, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which we paid on April 15, 2021. For the full year ended December 31, 2021, at the stated dividend rate of the Series A Preferred Stock of $2.1875 per share, we would be required to pay dividends of $7.9 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2021.

On April 21, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.546875 per share for the Series A Preferred Stock for the first quarter of 2021. Dividends on Class A common stock will be paid on June 15, 2021 to holders of record on June 1, 2021, and Series A Preferred Stock dividends will be paid on July 15, 2021 to holders of record on July 1, 2021.

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

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility. During the three months ended March 31, 2021, we did not repurchase our Class A common stock.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of March 31, 2021, we had not been required to post additional collateral as a result of COVID-19.

As discussed above, during the winter storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course. As of March 31, 2021, we had not been required to post additional collateral as a result of the winter storm Uri.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no material "off-balance sheet arrangements."

Related Party Transactions

For a discussion of related party transactions, see Note 13 "Transactions with Affiliates" to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 Form 10-K. There have been no changes to these policies and estimates since the date of our 2020 Form 10-K.

Refer to Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" to Part I, Item 1 of this Report for a discussion on recent accounting pronouncements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of March 31, 2021, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $5.9 million and $(7.9) million for the three months ended March 31, 2021 and 2020, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2020 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2021, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 156,233 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2021 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2021 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of March 31, 2021, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 74,979 MWhs. An increase of 10% in the forward market prices from their March 31, 2021 levels would have increased the fair market value of our net non-trading energy portfolio by $0.4 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2021 levels would have decreased the fair market value of our non-trading energy derivatives by $0.4 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 62% and 65% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2021 and 2020, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 0.8% and 1.0%, for the three months ended March 31, 2021 and 2020, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2021 and 2020 was approximately (0.9%) and 3.3% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2021.
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
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2021, approximately $0.1 million of our total exposure of $3.5 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2021.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At March 31, 2021, we were co-borrowers under the Senior Credit Facility, under which $135.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2021, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2020 Form 10-K. There has been no material change in our risk factors from those described in the 2020 Form 10-K, except as described below. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2021.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Spark Energy, Inc.	8-K	3.1	8/4/2014	001-36559
3.2	Amended and Restated Bylaws of Spark Energy, Inc.	8-K	3.2	8/4/2014	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1#	Transition and Resignation Agreement and Mutual Release of Claims, dated April 2, 2021, between Spark Energy, Inc. and Kevin McMinn	8-K	10.1	4/8/2021	001-36559
10.2*
New Bank Agreement, dated January 19, 2021, by and among Spark Energy, Inc., the Co-Borrowers and Guarantors, the Banks party thereto, Cooperatieve Rabobank U.A., New York Branch, as agent, and Wells Fargo Bank, NA, as new bank

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

Spark Energy, Inc.

May 6, 2021	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)