Form 10-Q
period 2021-06-30
Spark Energy, Inc.
filed 2021-08-05
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
        Yes ☐    No ☒

There were 15,572,388 shares of Class A common stock, 20,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of August 3, 2021.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$93,035	$71,684
Restricted cash	11,505	—
Accounts receivable, net of allowance for doubtful accounts of $2,381 at June 30, 2021 and $3,942 at December 31, 2020	45,406	70,350
Accounts receivable—affiliates	4,672	5,053
Inventory	1,096	1,496
Fair value of derivative assets	16,528	311
Customer acquisition costs, net	2,274	5,764
Customer relationships, net	10,730	12,077
Deposits	5,546	5,655
Renewable energy credit asset	11,102	20,666
Other current assets	14,597	11,818
Total current assets	216,491	204,874
Property and equipment, net	3,631	3,354
Fair value of derivative assets	1,069	—
Customer acquisition costs, net	239	306
Customer relationships, net	984	5,691
Deferred tax assets	23,280	27,960
Goodwill	120,343	120,343
Other assets	3,117	4,139
Total assets	$369,154	$366,667
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$26,258	$27,322
Accounts payable—affiliates	444	826
Accrued liabilities	29,240	34,164
Renewable energy credit liability	12,580	19,549
Fair value of derivative liabilities	21	7,505
Other current liabilities	1,227	1,295
Total current liabilities	69,770	90,661
Long-term liabilities:
Fair value of derivative liabilities	—	227
Long-term portion of Senior Credit Facility	135,000	100,000
Subordinated debt—affiliates	10,000	—
Other long-term liabilities	—	30
Total liabilities	214,770	190,918
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,567,543 shares outstanding at June 30, 2021 and December 31, 2020	87,288	87,288
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 14,916,982 shares issued and 14,772,388 shares outstanding at June 30, 2021 and 14,771,878 shares issued and 14,627,284 shares outstanding at December 31, 2020	149	148
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,800,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	209	209
Additional paid-in capital	52,878	55,222
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	7,994	11,721
Treasury stock, at cost, 144,594 shares at June 30, 2021 and December 31, 2020	(2,406)	(2,406)
Total stockholders' equity	58,784	64,854
Non-controlling interest in Spark HoldCo, LLC	8,312	23,607
Total equity	67,096	88,461
Total liabilities, Series A Preferred Stock and Stockholders' equity	$369,154	$366,667

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Retail revenues	$82,309	$128,618	$195,454	$294,978
Net asset optimization (expense) revenue	(114)	(82)	(254)	239
Total Revenues	82,195	128,536	195,200	295,217
Operating Expenses:
Retail cost of revenues	36,176	65,605	158,344	184,428
General and administrative	10,663	21,331	23,334	47,007
Depreciation and amortization	5,413	8,010	11,449	16,806
Total Operating Expenses	52,252	94,946	193,127	248,241
Operating income	29,943	33,590	2,073	46,976
Other (expense)/income:
Interest expense	(1,552)	(1,193)	(2,863)	(2,746)
Interest and other income	79	53	165	213
Total other expenses	(1,473)	(1,140)	(2,698)	(2,533)
Income (loss) before income tax expense	28,470	32,450	(625)	44,443
Income tax expense	3,674	5,673	2,139	7,598
Net income (loss)	$24,796	$26,777	$(2,764)	$36,845
Less: Net income (loss) attributable to non-controlling interests	14,313	15,618	(5,616)	21,207
Net income attributable to Spark Energy, Inc. stockholders	$10,483	$11,159	$2,852	$15,638
Less: Dividend on Series A Preferred Stock	1,951	2,039	3,902	3,539
Net income (loss) attributable to stockholders of Class A common stock	$8,532	$9,120	$(1,050)	$12,099

Net income (loss) attributable to Spark Energy, Inc. per share of Class A common stock
Basic	$0.58	$0.63	$(0.07)	$0.84
Diluted	$0.58	$0.62	$(0.07)	$0.83

Weighted average shares of Class A common stock outstanding
Basic	14,685	14,558	14,656	14,469
Diluted	14,821	14,763	14,767	14,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Six Months Ended June 30, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
Stock based compensation	—	—	—	—	—	—	—	1,402	—	1,402	—	1,402
Restricted stock unit vesting	145	—	—	1	—	—	—	(588)	—	(587)	—	(587)
Consolidated net income (loss)	—	—	—	—	—	—	—	—	2,852	2,852	(5,616)	(2,764)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(10,186)	(10,186)
Dividends paid to Class A common stockholders ($0.3625 per share)	—	—	—	—	—	—	—	(2,651)	(2,677)	(5,328)	—	(5,328)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(3,902)	(3,902)	—	(3,902)
Changes in ownership interest	—	—	—	—	—	—	—	(507)	—	(507)	507	—
Balance at June 30, 2021	14,917	20,800	(144)	$149	$209	$(2,406)	$(40)	$52,878	$7,994	$58,784	$8,312	$67,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2021	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$52,904	$2,139	$52,954	$(2,717)	$50,237
Stock based compensation	—	—	—	—	—	—	—	1,025	—	1,025	—	1,025
Restricted stock unit vesting	145	—	—	1	—	—	—	(588)	—	(587)	—	(587)
Consolidated net income	—	—	—	—	—	—	—	—	10,483	10,483	14,313	24,796
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,747)	(3,747)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,677)	(2,677)	—	(2,677)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Changes in Ownership Interest	—	—	—	—	—	—	—	(463)	—	(463)	463	—
Balance at June 30, 2021	14,917	20,800	(144)	$149	$209	$(2,406)	$(40)	$52,878	$7,994	$58,784	$8,312	$67,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Six Months Ended June 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1,2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—	—	—	—	—	1,772	—	1,772	—	1,772
Restricted stock unit vesting	293	—	—	3	—	—	—	(915)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	15,638	15,638	21,207	36,845
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(13,735)	(13,735)
Dividends paid to Class A common stockholders ($0.3625 per share)	—	—	—	—	—	—	—	—	(5,265)	(5,265)	—	(5,265)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(3,539)	(3,539)	—	(3,539)
Changes in ownership interest	—	—	—	—	—	—	—	710	—	710	(710)	—
Balance at June 30, 2020	14,772	20,800	(99)	$148	$209	$(2,011)	$(40)	$53,409	$7,275	$58,990	$22,829	$81,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2020	14,495	20,800	(99)	$145	$209	$(2,011)	$(40)	$52,710	$814	$51,827	$14,906	$66,733
Stock based compensation	—	—	—	—	—	—	—	443	—	443	—	443
Restricted stock unit vesting	277	—	—	3	—	—	—	(876)	—	(873)	—	(873)
Consolidated net income	—	—	—	—	—	—	—	—	11,159	11,159	15,618	26,777
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(6,563)	(6,563)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,659)	(2,659)	—	(2,659)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,039)	(2,039)	—	(2,039)
Changes in ownership interest	—	—	—	—	—	—	—	1,132	—	1,132	(1,132)	—
Balance at June 30, 2020	14,772	20,800	(99)	$148	$209	$(2,011)	$(40)	$53,409	$7,275	$58,990	$22,829	$81,819

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(2,764)	$36,845
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	11,449	16,806
Deferred income taxes	4,680	975
Stock based compensation	1,571	1,814
Amortization of deferred financing costs	517	490
Bad debt expense	(113)	3,733
(Gain) loss on derivatives, net	(25,928)	16,466
Current period cash settlements on derivatives, net	390	(26,256)
Changes in assets and liabilities:
Decrease in accounts receivable	25,057	41,225
Decrease (increase) in accounts receivable—affiliates	380	(2,116)
Decrease in inventory	400	1,981
Increase in customer acquisition costs	(456)	(1,556)
Decrease in prepaid and other current assets	6,324	10,901
Decrease in intangible assets—customer acquisition	27	—
Decrease in other assets	519	459
Decrease in accounts payable and accrued liabilities	(12,948)	(30,393)
Decrease in accounts payable—affiliates	(382)	(292)
Increase in other current liabilities	473	846
Decrease in other non-current liabilities	(28)	(145)
Net cash provided by operating activities	9,168	71,783
Cash flows from investing activities:
Purchases of property and equipment	(1,063)	(579)
Net cash used in investing activities	(1,063)	(579)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	—	(2,157)
Borrowings on notes payable	371,000	250,000
Payments on notes payable	(336,000)	(273,000)
Net borrowings on subordinated debt facility	10,000	—
Restricted stock vesting	(833)	(1,107)
Payment of dividends to Class A common stockholders	(5,328)	(5,265)
Payment of distributions to non-controlling unitholders	(10,186)	(13,735)
Payment of Preferred Stock dividends	(3,902)	(3,984)
Net cash provided (used) in financing activities	24,751	(49,248)
Increase in Cash, cash equivalents and Restricted cash	32,856	21,956
Cash, cash equivalents and Restricted cash—beginning of period	71,684	57,668
Cash, cash equivalents and Restricted cash—end of period	$104,540	$79,624
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$69	$79
Cash paid (received) during the period for:
Interest	$2,145	$2,307
Taxes	$(5,866)	$987

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPARK ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Organization

We are an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. Spark Energy, Inc. (the “Company”) is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries. Spark HoldCo is the direct and indirect owner of the subsidiaries through which we operate. We conduct our business through several brands across our service areas, including Electricity Maine, Electricity N.H., Major Energy, Provider Power Massachusetts, Spark Energy, and Verde Energy.
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued by the FASB but have not yet been adopted by the Company at June 30, 2021. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. The amendments in these ASUs were effective upon issuance and can be applied prospectively through December 31, 2022. The Company's Senior Credit Facility is the only agreement that makes reference to a LIBOR rate and the agreement outlines the specific procedures that will be undertaken once an appropriate alternative benchmark is identified. We do not expect adoption of the new standard to have a material impact to our consolidated financial statements.

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

	Reportable Segments
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$21,398	$1,402	$22,800	$40,161	$2,729	$42,890
Mid-Atlantic	23,309	3,223	26,532	38,743	5,929	44,672
Midwest	9,362	2,910	12,272	14,506	4,191	18,697
Southwest	17,620	3,085	20,705	18,845	3,514	22,359
	$71,689	$10,620	$82,309	$112,255	$16,363	$128,618

Customer type
Commercial	$11,171	$4,982	$16,153	$29,408	$7,290	$36,698
Residential	57,390	9,640	67,030	78,909	14,965	93,874
Unbilled revenue (b)	3,128	(4,002)	(874)	3,938	(5,892)	(1,954)
	$71,689	$10,620	$82,309	$112,255	$16,363	$128,618

Customer credit risk
POR	$41,404	$4,980	$46,384	$73,694	$8,376	$82,070
Non-POR	30,285	5,640	35,925	38,561	7,987	46,548
	$71,689	$10,620	$82,309	$112,255	$16,363	$128,618

	Reportable Segments
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$47,639	$5,779	$53,418	$86,754	$9,783	$96,537
Mid-Atlantic	51,859	16,678	68,537	84,585	21,733	106,318
Midwest	20,421	13,148	33,569	29,495	17,798	47,293
Southwest	30,525	9,405	39,930	33,189	11,641	44,830
	$150,444	$45,010	$195,454	$234,023	$60,955	$294,978

Customer type
Commercial	$26,387	$16,498	$42,885	$69,423	$22,807	$92,230
Residential	130,662	36,130	166,792	172,137	48,328	220,465
Unbilled revenue (b)	(6,605)	(7,618)	(14,223)	(7,537)	(10,180)	(17,717)
	$150,444	$45,010	$195,454	$234,023	$60,955	$294,978

Customer credit risk
POR	$92,254	$24,580	$116,834	$158,607	$31,413	$190,020
Non-POR	58,190	20,430	78,620	75,416	29,542	104,958
	$150,444	$45,010	$195,454	$234,023	$60,955	$294,978

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended June 30, 2021 and 2020, our retail revenues included gross receipts taxes of $0.2 million and $0.4 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.0 million and $1.4 million, respectively. During the six months ended June 30, 2021 and 2020, our retail revenues included gross receipts taxes of $0.5 million and $0.7 million, respectively, and our retail cost of revenues included gross receipts taxes of $2.2 million and $3.1 million, respectively.

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

A rollforward of our allowance for credit losses for the six months ended June 30, 2021 are presented in the table below (in thousands):

Balance at December 31, 2020	$(3,942)
Current period bad debt provision	353
Write-offs	1,521
Recovery of previous write offs	(313)
Balance at June 30, 2021	$(2,381)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at June 30, 2021 and December 31, 2020, respectively.

	The Company	Affiliated Owners
June 30, 2021	41.76%	58.24%
December 31, 2020	41.53%	58.47%

The following table summarizes the portion of net (loss) income and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) allocated to non-controlling interest	$15,246	$17,723	$(3,075)	$23,808
Income tax expense allocated to non-controlling interest	933	2,105	2,541	2,601
Net income (loss) attributable to non-controlling interest	$14,313	$15,618	$(5,616)	$21,207

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the six months ended June 30, 2021, we paid $5.3 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the six months ended June 30, 2021, Spark HoldCo made corresponding distributions of $7.6 million to our non-controlling interest holders.

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

During the six months ended June 30, 2021, we did not repurchase our Class A common stock. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility.

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

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Spark Energy, Inc. stockholders	$10,483	$11,159	$2,852	$15,638
Less: Dividend on Series A Preferred Stock	1,951	2,039	3,902	3,539
Net income (loss) attributable to stockholders of Class A common stock	$8,532	$9,120	$(1,050)	$12,099

Basic weighted average Class A common shares outstanding	14,685	14,558	14,656	14,469
Basic income (loss) per share attributable to stockholders	$0.58	$0.63	$(0.07)	$0.84

Net income (loss) attributable to stockholders of Class A common stock	$8,532	$9,120	$(1,050)	$12,099
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income (loss) attributable to stockholders of Class A common stock	$8,532	$9,120	$(1,050)	$12,099

Basic weighted average Class A common shares outstanding	14,685	14,558	14,656	14,469
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive restricted stock units	136	205	111	100
Diluted weighted average shares outstanding	14,821	14,763	14,767	14,569

Diluted income (loss) per share attributable to stockholders	$0.58	$0.62	$(0.07)	$0.83

The computation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 excludes 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,669	$71,442
Accounts receivable	45,406	70,350
Other current assets	70,736	55,575
Total current assets	208,811	197,367
Non-current assets:
Goodwill	120,343	120,343
Other assets	11,148	15,259
Total non-current assets	131,491	135,602
Total Assets	$340,302	$332,969

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$55,373	$61,436
Other current liabilities	38,425	43,676
Total current liabilities	93,798	105,112
Long-term liabilities:
Long-term portion of Senior Credit Facility	135,000	100,000
Subordinated debt — affiliate	10,000	—
Other long-term liabilities	—	256
Total long-term liabilities	145,000	100,256
Total Liabilities	$238,798	$205,368

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

During the three and six months ended June 30, 2021, we paid $2.0 million and $4.0 million in dividends to holders of the Series A Preferred Stock, respectively. As of June 30, 2021, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 15, 2021.

A summary of our preferred equity balance for the six months ended June 30, 2021 is as follows:

(in thousands)
Balance at December 31, 2020	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	—
Balance at June 30, 2021	$87,288

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2021 and December 31, 2020, we offset $0.5 million and $0.1 million, respectively, in collateral to net against the related derivative asset and liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	June 30, 2021	December 31, 2020
Natural Gas	MMBtu	2,048	2,880
Electricity	MWh	1,656	1,845
Trading

Commodity	Notional	June 30, 2021	December 31, 2020
Natural Gas	MMBtu	137	102

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (Loss) on non-trading derivatives, net	$18,898	$7,964	$25,952	$(16,569)
Gain (Loss) on trading derivatives, net	6	157	(24)	103
Gain (Loss) on derivatives, net	18,904	8,121	25,928	(16,466)
Current period settlements on non-trading derivatives (1)	$795	$10,055	$(394)	$26,664
Current period settlements on trading derivatives	—	(91)	4	(92)
Total current period settlements on derivatives	$795	$9,964	$(390)	$26,572

(1) Excludes settlements of $(0.3) million, for the six months ended June 30, 2020 related to power call options.
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	June 30, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$22,826	$(5,861)	$16,965	$(456)	$16,509
Trading commodity derivatives	19	—	19	—	19
Total Current Derivative Assets	22,845	(5,861)	16,984	(456)	16,528
Non-trading commodity derivatives	1,319	(250)	1,069	—	1,069
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,319	(250)	1,069	—	1,069
Total Derivative Assets	$24,164	$(6,111)	$18,053	$(456)	$17,597

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(20)	$1	$(19)	$—	$(19)
Trading commodity derivatives	(2)	—	(2)	—	(2)
Total Current Derivative Liabilities	(22)	1	(21)	—	(21)
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	—	—	—	—	—
Total Derivative Liabilities	$(22)	$1	$(21)	$—	$(21)

	December 31, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$308	$(105)	$203	$—	$203
Trading commodity derivatives	112	(4)	108	—	108
Total Current Derivative Assets	420	(109)	311	—	311
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$420	$(109)	$311	$—	$311

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,139)	$3,620	$(7,519)	$86	$(7,433)
Trading commodity derivatives	(74)	2	(72)	—	(72)
Total Current Derivative Liabilities	(11,213)	3,622	(7,591)	86	(7,505)
Non-trading commodity derivatives	(838)	611	(227)	—	(227)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(838)	611	(227)	—	(227)
Total Derivative Liabilities	$(12,051)	$4,233	$(7,818)	$86	$(7,732)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	June 30, 2021	December 31, 2020
Information technology	2 – 5	$5,589	$5,821
Furniture and fixtures	2 – 5	957	957
Total		6,546	6,778
Accumulated depreciation		(2,915)	(3,424)
Property and equipment—net		$3,631	$3,354
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of June 30, 2021 and December 31, 2020, information technology includes $0.9 million and $0.7 million, respectively, of costs associated with assets not yet placed into service. Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.6 million, respectively, for the three months ended

June 30, 2021 and 2020 and $0.9 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	June 30, 2021	December 31, 2020
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$58,688	$58,688
Accumulated amortization	(48,715)	(44,175)
Customer relationships—Acquired	$9,973	$14,513
Customer relationships—Other
Cost	$8,898	$8,988
Accumulated amortization	(7,157)	(5,733)
Customer relationships—Other, net	$1,741	$3,255
Trademarks
Cost	$7,570	$7,570
Accumulated amortization	(3,527)	(2,972)
Trademarks, net	$4,043	$4,598

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
Adjustments	—	—	(28)	—
Amortization	—	(4,540)	(1,486)	(555)
Balance at June 30, 2021	$120,343	$9,973	$1,741	$4,043

Estimated future amortization expense for customer relationships and trademarks at June 30, 2021 is as follows (in thousands):

Year ending December 31,
2021 (remaining six months)	$6,534
2022	6,194
2023	605
2024	404
2025	404
> 5 years	1,616
Total	$15,757

9. Debt
Debt consists of the following amounts as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Long-term debt:
Senior Credit Facility (1) (2)	$135,000	$100,000
Subordinated Debt	10,000	—
Total long-term debt	145,000	100,000
Total debt	$145,000	$100,000
(1) As of June 30, 2021 and December 31, 2020, the weighted average interest rate on the Senior Credit Facility was 3.75% and 3.75%, respectively.
(2) As of June 30, 2021 and December 31, 2020, we had $21.4 million and $31.0 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.1 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively. Of these amounts, $1.0 million and $1.0 million are recorded in other current assets, and $0.1 million and $0.6 million are recorded in other non-current assets in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Senior Credit Facility	$804	$516	$1,272	$1,427
Letters of credit fees and commitment fees	335	437	737	829
Amortization of deferred financing costs	258	240	517	490
Other	155	—	337	—
Interest Expense	$1,552	$1,193	$2,863	$2,746

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $227.5 million as of June 30, 2021.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment to the Senior Credit Facility (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of June 30, 2021 was 1.53 to 1.00.

•Maximum Total Leverage Ratio. We must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of June 30, 2021 was 1.59 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) to (b) Adjusted EBITDA. Our Maximum Senior Secured Leverage Ratio as of June 30, 2021 was 1.36 to 1.00.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of June 30, 2021, we were in compliance with our various covenants under the Senior Credit Facility.

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

As of June 30, 2021, and December 31, 2020, there were $10.0 million and zero outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
June 30, 2021
Non-trading commodity derivative assets	$301	$17,277	$—	$17,578
Trading commodity derivative assets	—	19	—	19
Total commodity derivative assets	$301	$17,296	$—	$17,597
Non-trading commodity derivative liabilities	$—	$(19)	$—	$(19)
Trading commodity derivative liabilities	—	(2)	—	(2)
Total commodity derivative liabilities	$—	$(21)	$—	$(21)

	Level 1	Level 2	Level 3	Total
December 31, 2020
Non-trading commodity derivative assets	$104	$99	$—	$203
Trading commodity derivative assets	—	108	—	108
Total commodity derivative assets	$104	$207	$—	$311
Non-trading commodity derivative liabilities	$(5)	$(7,655)	$—	$(7,660)
Trading commodity derivative liabilities	—	(72)	—	(72)
Total commodity derivative liabilities	$(5)	$(7,727)	$—	$(7,732)
We had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2021 and the year ended December 31, 2020.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of June 30, 2021 and December 31, 2020, the credit risk valuation adjustment was a reduction of derivative assets and liabilities, respectively, net of $0.1 million and $0.2 million.

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

As of June 30, 2021, we had a net deferred tax asset of $23.3 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended June 30, 2021 and 2020 was 12.9% and 17.5%, respectively. The effective U.S. federal and state income tax rate for the six months ended June 30, 2021 and 2020 was (342.2)% and 17.1%, respectively. Although the Company has generated a year to date loss, it is forecasting income tax expense for the year. The recognition of a portion of that income tax expense against the year to date loss produces the effective tax rate of (342.2)%. The effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

Variable Rate Cases

In the cases referred to as Variable Rate Cases, such actions involve consumers alleging they paid higher rates than they would have if they stayed with their default utility. The underlying claims of each case are similar; however, because numerous cases have been brought in several different jurisdictions, the varying applicable case law, the varying facts and stages of each case, the Company agreed to mediate to avoid duplicative defense costs in numerous jurisdictions. The Company continues to deny the allegations asserted by Plaintiffs and intends to vigorously defend these matters.

In August 2020, the Company participated in mediation which covered three Spark brand matters: (1) Janet Rolland et al v. Spark Energy, LLC (D.N.J Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3) Local 901 v. Spark Energy, LLC (Sup. Ct. Allen County, Indiana Aug. 2019). The Company is working with the mediator to find a resolution to these cases, but is also simultaneously continuing to defend the cases in the respective courts. Given the ongoing mediation, discovery, and current stage of these matters, we cannot predict the outcome of these cases at this time.

In December of 2020, the Company participated in mediation which covered several Verde brand matters: (1) Marshall. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) Panzer v. Verde Energy, USA Inc. and Oasis Power, LLC (E.D. Pa Aug. 2019); (5) LaQua v. Verde Energy USA New York, LLC (E.D.N Y. Jan. 2020); and (6) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020). The parties have agreed to a global settlement that would resolve all of these Verde cases. A class action settlement agreement was filed for preliminary approval in the United States District Court for the Northern District of Illinois Eastern Division, and an Amended Class Action Settlement Agreement was filed early July 2021 and is pending preliminary approval.

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

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC (“NG&E”) and Spark Energy, Inc., is a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York related to the Company's purchase of Major Energy and structure of the earn-out in connection therewith ("Major Earn-Out Case") asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. The relief sought includes unspecified compensatory and punitive damages, prejudgment and post-judgment interest, and attorneys' fees. This case went to trial during the first two weeks of March 2020 and all material has been submitted to the Judge for his decision. Given the trial was in Manhattan, New York, which was previously under a shelter-in-place order and is currently re-opening, we are not able to predict when we receive a final decision on the Major Earn-Out Case. Spark and NG&E deny the allegations asserted by Plaintiffs and have vigorously defended this matter.

In addition, several smaller, related cases to the Major Earn-Out Case involving the same facts are pending in the United States District Court for the Southern District of New York. One case is regarding the Major Energy escrowed indemnification monies ("Major Energy Indemnification Case"). The other three cases are regarding Major Energy executive compensation agreements ("Major Energy Compensation Cases"). As to the Major Indemnification Case, this matter was resolved and dismissed with prejudice in favor of the Company in early June 2021. The former owners of Major Energy released certain escrowed monies to the Company. As to the Major Energy Compensation Cases, the Company believes there is no merit to these cases and is vigorously defending these matters; however, we cannot predict the outcome of these cases at this time.

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

New York. Prior to the purchase of Major Energy by the Company, in 2015, Major Energy Services, LLC and Major Energy Electric Services were contacted by the Attorney General, Bureau of Consumer Frauds & Protection for State of New York relating to their marketing practices. Major Energy has exchanged information in response to various requests from the Attorney General and recently agreed to respond to additional questions via remote proceedings in October of 2020. The parties are in settlement negotiations at this time; however, no agreement has been met by parties.

Pennsylvania. Verde Energy USA, Inc. (“Verde”) was the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserted that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and to work with the PPUC cooperatively. Verde reached a settlement, which included payment of a civil penalty of $1.0 million and a $0.1 million contribution to the PPL hardship fund. On June 30, 2020, Verde and PPUC Bureau of Investigation and Enforcement filed a Joint Petition for Approval of Settlement and Statements in Support of that Joint Petition with the Commission. Verde is currently awaiting final approval of this settlement.

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

As of June 30, 2021 and December 31, 2020, we had accrued $22.8 million and $26.6 million, respectively, related to litigation and regulatory matters and $1.7 million and $1.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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

The following tables presents asset and liability balances with affiliates (in thousands):

	June 30, 2021	December 31, 2020
Assets
Accounts Receivable - affiliates	$4,672	$5,053
Total Assets - affiliates	$4,672	$5,053

	June 30, 2021	December 31, 2020
Liabilities
Accounts Payable - affiliates	$444	$826
Subordinated Debt - affiliates (1)	10,000	—
Total Liabilities - affiliates	$10,444	$826
(1) The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue NAO - affiliates	$224	$181	$569	$737
Cost of Revenue NAO - affiliates	5	96	5	270
Net NAO - affiliates	$229	$277	$574	$1,007

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to affiliates was $1.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The total net amount direct billed and allocated to/(from) affiliates was $0.4 million and less than $(0.1) million for the six months ended June 30, 2021 and 2020, respectively.

General and administrative costs of less than $0.1 million and $0.1 million were recorded for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The general and administrative costs relate to telemarketing activities performed by an affiliate.

Distributions to and Contributions from Affiliates

During three months ended June 30, 2021 and 2020, Spark HoldCo made distributions to affiliates of our Founder of $3.8 million and $3.8 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended June 30, 2021 and 2020, Spark HoldCo also made distributions to these affiliates for gross-up distributions of zero and $2.8 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

During each of the six months ended June 30, 2021 and 2020, Spark HoldCo made distributions to affiliates of our Founder of $7.6 million, for payments of quarterly distributions on their respective Spark HoldCo units. During the six months ended June 30, 2021 and 2020, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $2.7 million and $6.2 million, respectively, in connection with distributions made between Spark HoldCo and Spark Energy, Inc. for payment of income taxes incurred by us.

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
For the three months ended June 30, 2021 and 2020, we recorded asset optimization revenues of $7.8 million and $3.9 million and asset optimization cost of revenues of $7.9 million and $4.0 million, respectively, and for the six months ended June 30, 2021 and 2020, we recorded asset optimization revenues of $33.5 million and $10.3 million and asset optimization cost of revenues of $33.8 million and $10.1 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Based on the events described below related to the February 2021 North American winter storm referred to as Winter Storm Uri ("Winter Storm Uri"), and to ensure Retail Gross Margin reflects repeatable operating performance that is not distorted by non-recurring events or extreme market volatility, we have revised the definition of Retail Gross Margin in this Report to include gains (losses) from non-recurring events (including non-recurring market volatility).
We deduct net (losses) gains on non-trading derivative instruments, excluding current period cash settlements, from the retail gross margin calculation in order to remove the non-cash impact of net gains and losses on these derivative instruments. Retail gross margin should not be considered an alternative to, or more meaningful than, operating income, as determined in accordance with GAAP.
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Retail Gross Margin to income (loss) before taxes
Income (loss) before income tax expense	$28,470	$32,450	$(625)	$44,443
Interest and other income	(79)	(53)	(165)	(213)
Interest expense	1,552	1,193	2,863	2,746
Operating income	29,943	33,590	2,073	46,976
Depreciation and amortization	5,413	8,010	11,449	16,806
General and administrative	10,663	21,331	23,334	47,007
Less:
Net asset optimization (expense) revenue	(114)	(82)	(254)	239
Net, gain (loss) on non-trading derivative instruments	18,898	7,964	25,952	(16,569)
Net, Cash settlements on non-trading derivative instruments	795	10,055	(394)	26,664
Non-recurring event - Winter Storm Uri	—	—	(64,900)	—
Retail Gross Margin	$26,440	$44,994	$76,452	$100,455

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$71,689	$10,620	$(114)	$—	$82,195
Retail cost of revenues	31,203	4,973	—	—	36,176
Less:
Net asset optimization expense	—	—	(114)	—	(114)
Net, gain on non-trading derivative instruments	17,694	1,204	—	—	18,898
Current period settlements on non-trading derivatives	1,141	(346)	—	—	795
Retail Gross Margin	$21,651	$4,789	$—	$—	$26,440
Total Assets at June 30, 2021	$3,051,393	$978,072	$336,135	$(3,996,446)	$369,154
Goodwill at June 30, 2021	$117,813	$2,530	$—	$—	$120,343

Three Months Ended June 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$112,255	$16,363	$(82)	$—	$128,536
Retail cost of revenues	59,268	6,337	—	—	65,605
Less:
Net asset optimization expense	—	—	(82)	—	(82)
Net, gain (loss) on non-trading derivative instruments	8,047	(83)	—	—	7,964
Current period settlements on non-trading derivatives	9,367	688	—	—	10,055
Retail Gross Margin	$35,573	$9,421	$—	$—	$44,994
Total Assets at December 31, 2020	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill at December 31, 2020	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$150,444	$45,010	$(254)	$—	$195,200
Retail cost of revenues	138,727	19,617	—	—	158,344
Less:
Net asset optimization expense	—	—	(254)	—	(254)
Net gain on non-trading derivatives	24,399	1,553	—	—	25,952
Current period settlements on non-trading derivatives	(47)	(347)	—	—	(394)
Non-recurring event - Winter Storm Uri	(64,900)	—	—	—	(64,900)
Retail Gross Margin	$52,265	$24,187	$—	$—	$76,452
Total Assets at June 30, 2021	$3,051,393	$978,072	$336,135	$(3,996,446)	$369,154
Goodwill at June 30, 2021	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$234,023	$60,955	$239	$—	$295,217
Retail cost of revenues	159,651	24,777	—	—	184,428
Less:
Net asset optimization revenues	—	—	239	—	239
Net loss on non-trading derivatives	(16,339)	(230)	—	—	(16,569)
Current period settlements on non-trading derivatives	24,332	2,332	—	—	26,664
Retail Gross Margin	$66,379	$34,076	$—	$—	$100,455
Total Assets at December 31, 2020	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill at December 31, 2020	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In May 2021, we entered into a series of asset purchase agreements and agreed to acquire up to approximately 56,900 RCEs for a cash purchase price of up to a maximum of $11.5 million. These customers began transferring in August 2021, and are located in our existing markets. As part of the acquisition, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the seller from the escrow account. As of June 30, 2021, the balance in the escrow account was $11.5 million, and these funds are expected to be released to the seller as acquired customers transfer from the seller to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

16. Subsequent Events

Declaration of Dividends

On July 21, 2021, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on September 1, 2021, which will be paid on September 15, 2021.

On July 21, 2021, we also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on October 1, 2021. The dividend will be paid on October 15, 2021.

Conversion of Class B Common Stock to Class A Common Stock

In July 2021, holders of Class B common stock exchanged 800,000 of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged.

Acquisition of Customer Books

In July 2021, we entered into an agreement to acquire up to approximately 50,000 RCEs under a five-year contingent fee structure based on RCEs on flow after the acquisition date. These customers will begin transferring in the third quarter of 2021, and are located in our existing markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021. Results of operations and cash flows for the three and six months ended June 30, 2021 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2021, we operated in 100 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2021 and 2020, approximately 87% and 87%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2021 and 2020, approximately 13% and 13%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Company's Name Change Proposal

The Board of Directors unanimously approved a proposal to amend the Company's certificate of incorporation to change the name of the Company from Spark Energy, Inc. to "Via Renewables, Inc." subject to shareholder approval at the special meeting of shareholders on August 6, 2021.

Acquisition of Customer Books

In May 2021, the Company executed four separate agreements to acquire a total of approximately 56,900 RCEs for a total purchase price of $11.5 million, consisting of approximately 15,700 RCEs in Connecticut's Eversource territory, 4,700 RCEs in Connecticut's United Illuminated territory, 17,500 RCEs in Massachusetts, and 19,000 RCEs in the Mid-Atlantic and Midwest regions. The completion of these transactions is subject to customary closing conditions, including regulatory approvals. We believe these acquisitions will drive long-term, sustainable growth and value for our shareholders. The customers will begin coming on flow during the third quarter of 2021.

In July 2021, we entered into an agreement to acquire up to approximately 50,000 RCEs under a five-year contingent fee structure based on RCEs on flow after the acquisition date. These customers will begin transferring in third quarter of 2021, and are located in our existing markets.

COVID-19

The outbreak of the novel coronavirus ("COVID-19") adversely impacted economic activity and conditions worldwide. In response to the COVID-19 pandemic, we deployed a remote working strategy in March 2020 that enabled our employees to work from home, provided timely communication to team members, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to our workforce. Our workforce resumed normal work schedules at our corporate headquarters in May 2021.

A slower than planned ramp-up of our door-to-door sales channels as COVID-19 restrictions have lifted has had the most significant adverse impact to our business, financial condition and results of operations during the quarter ended June 30, 2021. We are continuing to monitor developments involving customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and six months ended June 30, 2021:

RCEs:
(In thousands)	March 31, 2021	Additions	Attrition	June 30, 2021	% Increase (Decrease)
Retail Electricity	279	15	(24)	270	(3)%
Retail Natural Gas	88	—	(11)	77	(13)%
Total Retail	367	15	(35)	347	(5)%

RCEs:
(In thousands)	December 31, 2020	Additions	Attrition	June 30, 2021	% Increase (Decrease)
Retail Electricity	303	29	(62)	270	(11)%
Retail Natural Gas	97	1	(21)	77	(21)%
Total Retail	400	30	(83)	347	(13)%

The following table details our count of RCEs by geographical location as of June 30, 2021:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	79	30%	14	18%	93	27%
Mid-Atlantic	90	33%	24	32%	114	33%
Midwest	31	10%	23	29%	54	16%
Southwest	70	27%	16	21%	86	24%
Total	270	100%	77	100%	347	100%

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

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets maintained orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which restricted some of the sales channels we have historically used to market for organic sales. In response, we focused on development of products and channels, partners for web sales, as well as accelerating our telemarketing sales quality programs. In November 2020, we began active door-to-door marketing activities as COVID-19 restrictions were lifted.

During the three months ended June 30, 2021, we added approximately 15,000 RCEs primarily through our various organic sales channels. This amount was significantly lower than historical periods not impacted by the COVID-19 pandemic primarily due to a slower than expected ramp-up of our door-to-door marketing activities. We expect to acquire customers organically in future periods but it will be slower in the near term. This may cause our customer book to decrease.

We acquire companies and portfolios of customers through both external and affiliated channels. For instance, in May 2021, we entered into a series of asset purchase agreements to acquire approximately 56,900 RCEs as previously discussed under "Recent Developments-Acquisition of Customer Books." Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2021.

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

As described above, during the COVID-19 pandemic certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets issued orders that impacted the way we have historically acquired customers prior to the COVID-19 pandemic, such as door to door marketing. Our gradual increase of marketing efforts as restrictions have been lifted resulted in reduced marketing and significantly reduced customer acquisition costs during the three months ended June 30, 2021 compared to historical amounts. We are incurring costs related to other manners of marketing, such as online marketing.

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended June 30, 2021 and 2020 was 3.3% and 3.5%, respectively.

Our customer attrition was slightly lower than the prior year because of our pro-active non-renewal of some of the larger C&I customers in prior year which did not re-occur in 2021. Although customer attrition was slightly lower during the second quarter of 2021, we are unable to predict the ultimate impact on overall customer attrition over the next six months, at this time.

Customer Credit Risk

Our bad debt expense for the three months ended June 30, 2021 and 2020 was 0.3% and 1.5%, respectively, and our bad debt expense for the six months ended June 30, 2021 and 2020 was (0.4)% and 2.5% respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets beginning in late 2020 have led to an improvement in the bad debt expense over the past several months, including the three months ended June 30, 2021. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the three and six months ended June 30, 2021.

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

Winter Storm Uri

During the first quarter of 2021, the U.S. experienced Winter Storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the ERCOT service area reached or exceeded maximum allowed clearing prices. As of June 30, 2021, we recorded a net loss of approximately $64.9 million as a direct result of Winter Storm Uri. Although our hedge position was 120% of our forecasted demand in Texas for the month of February, we were still required to purchase power at unprecedented prices for an extended period of time during the storm. These price caps imposed by ERCOT for the duration of the storm and beyond have never been experienced in any deregulated market in which we serve. The policies imposed on the electricity markets by ERCOT related to pricing resulted in overall negative impact on our electricity unit margin for 2021.

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

Net asset optimization resulted in a loss of $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA (1)	$14,372	$23,848	$47,039	$54,148
Retail Gross Margin (2)	$26,440	$44,994	$76,452	$100,455
(1) Adjusted EBITDA for the six months ended June 30, 2021 includes a $60.0 million add back related to Winter Storm Uri. See discussion below. Adjusted      EBITDA for three and six months ended June 30, 2021 includes a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019.
(2) Retail Gross Margin for the six months ended June 30, 2021 includes a $64.9 million add back related to Winter Storm Uri. See discussion below.

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

We adjust from time to time other non-cash or unusual and/or infrequent charges due to either their non-cash nature or their infrequency. We have historically included the financial impact of weather variability in the calculation of Adjusted EBITDA. We will continue this historical approach, but during the first quarter of 2021 we incurred a net pre-tax financial loss of $64.9 million due to Winter Storm Uri, as described above. This loss was incurred due to uncharacteristic extended sub-freezing temperatures across Texas combined with the impact of the pricing caps ordered by ERCOT. We believe this event is unusual, infrequent, and non-recurring in nature.

Our lenders under the Company's Senior Credit Facility allowed $60.0 million of the $64.9 million pre-tax storm loss to be added back as a non-recurring item in the calculation of Adjusted EBITDA for the Company's Debt Covenant Calculations. As our Senior Credit Facility is considered a material agreement and Adjusted EBITDA is a key component of our material covenants, we consider our covenant compliance to be material to the understanding of the Company's financial condition and/or liquidity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$24,796	$26,777	$(2,764)	$36,845
Depreciation and amortization	5,413	8,010	11,449	16,806
Interest expense	1,552	1,193	2,863	2,746
Income tax expense	3,674	5,673	2,139	7,598
EBITDA	35,435	41,653	13,687	63,995
Less:
Net, gain (loss) on derivative instruments	18,904	8,121	25,928	(16,466)
Net cash settlements on derivative instruments	795	9,964	(390)	26,572
Customer acquisition costs	243	210	456	1,555
Plus:
Non-cash compensation expense	1,104	490	1,571	1,814
Non-recurring event - Winter Storm Uri	—	—	60,000	—
Non-recurring legal settlement	(2,225)	—	(2,225)	—
Adjusted EBITDA	$14,372	$23,848	$47,039	$54,148
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to net cash provided in operating activities:
Net cash provided by operating activities	$32,800	$32,394	$9,168	$71,783
Amortization of deferred financing costs	(258)	(240)	(517)	(490)
Bad debt expense	(134)	(1,378)	113	(3,733)
Interest expense	1,552	1,193	2,863	2,746
Income tax expense	3,674	5,673	2,139	7,598
Non-recurring event - Winter Storm Uri	—	—	60,000	—
Non-recurring legal settlement	(2,225)	—	(2,225)	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(20,058)	(32,035)	(31,761)	(50,010)
Inventory	965	709	(400)	(1,981)
Accounts payable and accrued liabilities	8,059	19,021	12,857	29,839
Other	(10,003)	(1,489)	(5,198)	(1,604)
Adjusted EBITDA	$14,372	$23,848	$47,039	$54,148
Cash Flow Data:
Net cash provided by operating activities	$32,800	$32,394	$9,168	$71,783
Net cash used in investing activities	$(543)	$(43)	$(1,063)	$(579)
Net cash (used in) provided by financing activities	$(9,208)	$(8,198)	$24,751	$(49,248)

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

We have historically included the financial impact of weather variability in the calculation of Retail Gross Margin. We will continue this historical approach, but during the first quarter of 2021 we added back the $64.9 million net financial loss incurred related to Winter Storm Uri, as described above, in the calculation of Retail Gross Margin because the extremity of the Texas storm combined with the impact of unprecedented pricing mechanisms ordered by ERCOT is considered unusual, infrequent, and non-recurring in nature.

The GAAP measure most directly comparable to Retail Gross Margin is operating income (loss). The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Retail Gross Margin to Operating income:
Operating income	$29,943	$33,590	$2,073	$46,976
Plus:
Depreciation and amortization	5,413	8,010	11,449	16,806
General and administrative expense	10,663	21,331	23,334	47,007
Less:
Net asset optimization (expense) revenue	(114)	(82)	(254)	239
Gain (loss) on non-trading derivative instruments	18,898	7,964	25,952	(16,569)
Cash settlements on non-trading derivative instruments	795	10,055	(394)	26,664
Non-recurring event - Winter Storm Uri	—	—	(64,900)	—
Retail Gross Margin	$26,440	$44,994	$76,452	$100,455
Retail Gross Margin - Retail Electricity Segment (1)	$21,651	$35,573	$52,265	$66,379
Retail Gross Margin - Retail Natural Gas Segment	$4,789	$9,421	$24,187	$34,076
(1) Retail Gross Margin - Retail Electricity Segment for the six months ended June 30, 2021 includes a $64.9 million add back related to winter storm Uri.

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

Consolidated Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Retail revenues	$82,309	$128,618	$195,454	$294,978
Net asset optimization (expense) revenue	(114)	(82)	(254)	239
Total Revenues	82,195	128,536	195,200	295,217
Operating Expenses:
Retail cost of revenues	36,176	65,605	158,344	184,428
General and administrative expense	10,663	21,331	23,334	47,007
Depreciation and amortization	5,413	8,010	11,449	16,806
Total Operating Expenses	52,252	94,946	193,127	248,241
Operating income	29,943	33,590	2,073	46,976
Other (expense)/income:
Interest expense	(1,552)	(1,193)	(2,863)	(2,746)
Interest and other income	79	53	165	213
Total other expense	(1,473)	(1,140)	(2,698)	(2,533)
Income (loss) before income tax expense	28,470	32,450	(625)	44,443
Income tax expense	3,674	5,673	2,139	7,598
Net income (loss)	$24,796	$26,777	$(2,764)	$36,845
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$14,372	$23,848	$47,039	$54,148
Retail Gross Margin (1) (3)	$26,440	$44,994	$76,452	$100,455
Customer Acquisition Costs	$243	$210	$456	$1,555
Average Monthly RCE Attrition	3.3%	3.5%	3.7%	4.6%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the six months ended June 30, 2021 includes a $60.0 million add back related to Winter Storm Uri and Adjusted EBITDA for three and six months ended June 30, 2021 includes a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019.
(3) Retail Gross Margin for the six months ended June 30, 2021 includes a $64.9 million add back related to Winter Storm Uri.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total Revenues. Total revenues for the three months ended June 30, 2021 were approximately $82.2 million, a decrease of approximately $46.3 million, or 36%, from approximately $128.5 million for the three months ended June 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of smaller customer book in the second quarter of 2021 as compared to the second quarter of 2020.

Change in electricity volumes sold	$(41.8)
Change in natural gas volumes sold	(5.8)
Change in electricity unit revenue per MWh	1.2
Change in natural gas unit revenue per MMBtu	0.1
Change in total revenues	$(46.3)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2021 was approximately $36.2 million, a decrease of approximately $29.4 million, or 45%, from approximately $65.6 million for the three months ended June 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(28.6)
Change in natural gas volumes sold	(2.5)
Change in electricity unit cost per MWh	2.0
Change in natural gas unit cost per MMBtu	1.4
Change in value of retail derivative portfolio	(1.7)
Change in retail cost of revenues	$(29.4)

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2021 was approximately $10.7 million, a decrease of approximately $10.6 million, or 50%, as compared to $21.3 million for the three months ended June 30, 2020. This decrease was primarily attributable to lower employee costs, lower bad debt expense due to improved collection efforts and lower legal fees in the second quarter of 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2021 was approximately $5.4 million, a decrease of approximately $2.6 million, or 33%, from approximately $8.0 million for the three months ended June 30, 2020. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2021 was approximately $0.2 million, an increase of less than $0.1 million, or 16%, from approximately $0.2 million for the three months ended June 30, 2020. The lower customer acquisition cost in both periods was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total Revenues. Total revenues for the six months ended June 30, 2021 were approximately $195.2 million, a decrease of approximately $100.0 million, or 34%, from approximately $295.2 million for the six months ended June 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes due to a smaller customer book in 2021 as compared to 2020, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(94.3)
Change in natural gas volumes sold	(18.1)
Change in electricity unit revenue per MWh	9.7
Change in electricity unit revenue per MMBtu - Winter Storm Uri	0.9
Change in natural gas unit revenue per MMBtu	2.2
Change in net asset optimization revenue (expense)	(0.4)
Change in total revenues	$(100.0)

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2021 was approximately $158.3 million, a decrease of approximately $26.1 million, or 14%, from approximately $184.4 million for the six months ended June 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021, a decrease in electricity and natural gas unit cost, a decrease due to change in fair value of our retail derivative portfolio, offset by an increase in electricity supply costs due to Winter Storm Uri in the first quarter of 2021.

Change in electricity volumes sold	$(67.5)
Change in natural gas volumes sold	(8.0)
Change in electricity unit cost per MWh	(2.8)
Change in electricity unit cost per MWh - Winter Storm Uri	65.8
Change in natural gas unit cost per MMBtu	1.9
Change in value of retail derivative portfolio	(15.5)
Change in retail cost of revenues	$(26.1)

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2021 was approximately $23.3 million, a decrease of approximately $23.7 million, or 50%, as compared to $47.0 million for the six months ended June 30, 2020. This decrease was primarily attributable to lower employee costs, lower bad debt expense in 2021 due to improved collection efforts and lower legal costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2021 was approximately $11.4 million, a decrease of approximately $5.4 million, or 32%, from approximately $16.8 million for the six months ended June 30, 2020. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2021 was approximately $0.5 million, a decrease of approximately $1.1 million, or 71%, from approximately $1.6 million for the six months ended June 30, 2020. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Retail Electricity Segment
Total Revenues	$71,689	$112,255	$150,444	$234,023
Retail Cost of Revenues	31,203	59,268	138,727	159,651
Less: Net gain on non-trading derivatives, net of cash settlements	18,835	17,414	24,352	7,993
Non-recurring event - Winter Storm Uri	—	—	(64,900)	—
Retail Gross Margin (1) — Electricity	$21,651	$35,573	$52,265	$66,379
Volumes — Electricity (MWhs) (3)	614,000	978,297	1,236,127	2,069,722
Retail Gross Margin (2) (4) — Electricity per MWh	$35.26	$36.36	$42.28	$32.07

Retail Natural Gas Segment
Total Revenues	$10,620	$16,363	$45,010	$60,955
Retail Cost of Revenues	4,973	6,337	19,617	24,777
Less: Net gain on non-trading derivatives, net of cash settlements	858	605	1,206	2,102
Retail Gross Margin (1) — Gas	$4,789	$9,421	$24,187	$34,076
Volumes — Gas (MMBtus)	1,268,051	1,967,439	5,097,525	7,249,738
Retail Gross Margin (2) — Gas per MMBtu	$3.78	$4.79	$4.75	$4.70

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
(3) Excludes volumes (8,402 MWhs) related to Winter Storm Uri impact for the six months ended June 30, 2021.
(4) Retail Gross Margin - Electricity per MWh excludes Winter Storm Uri impact.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended June 30, 2021 were approximately $71.7 million, a decrease of approximately $40.6 million, or 36%, from approximately $112.3 million for the three months ended June 30, 2020. This decrease was largely due to lower volumes sold, resulting in a decrease of $41.8 million as a result of smaller customer book in 2021 offset by higher retail electricity prices which resulted in an increase of $1.2 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2021 were approximately $31.2 million, a decrease of approximately $28.1 million, or 47%, from approximately $59.3 million for the three months ended June 30, 2020. This decrease was primarily due to fewer customers, resulting in a decrease of $28.6 million, an increase in supply costs of $2.0 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $1.5 million.
Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2021 was approximately $21.7 million, a decrease of approximately $13.9 million, or 39%, from approximately $35.6 million for the three months ended June 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(13.3)
Change in unit margin per MWh	(0.6)
Change in retail electricity segment retail gross margin	$(13.9)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2021 were approximately $10.6 million, a decrease of approximately $5.8 million, or 35%, from approximately $16.4 million for the three months ended June 30, 2020. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $5.8 million offset by an increase of less than $0.1 million related to higher natural gas rates.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2021 were approximately $5.0 million, a decrease of $1.3 million, or 21%, from approximately $6.3 million for the three months ended June 30, 2020. This decrease was primarily due to lower volumes resulting in a decrease of $2.5 million, higher natural gas costs, which resulted in an increase of $1.4 million, and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $0.2 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2021 was approximately $4.8 million, a decrease of approximately $4.6 million, or 49%, from approximately $9.4 million for the three months ended June 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(3.3)
Change in unit margin per MMBtu	(1.3)
Change in retail natural gas segment retail gross margin	$(4.6)

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the six months ended June 30, 2021 were approximately $150.4 million, a decrease of approximately $83.6 million, or 36%, from approximately $234.0 million for the six months ended June 30, 2020. This decrease was largely due to a decrease in volumes, resulting in a decrease of $94.3 million. This was partially offset by higher weighted average revenue rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $9.7 million and an increase of $0.9 million related to electricity revenue due to Winter Storm Uri.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2021 was approximately $138.7 million, a decrease of approximately $21.0 million, or 13%, from approximately $159.7 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $67.5 million. This decrease was further impacted by decreased electricity prices, which resulted in a decrease in retail cost of revenues of $2.8 million and a decrease of $16.5 million due to a change in the value of our retail derivative portfolio used for hedging. This was offset by an increase in supply cost of $65.8 million related to Winter Storm Uri.
Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2021 was approximately $52.3 million, a decrease of approximately $14.1 million, or 21%, from approximately $66.4 million for the six months ended June 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(26.7)
Change in gross margin - Winter Storm Uri	64.9
Change in unit margin per MWh	(52.3)
Change in retail electricity segment retail gross margin	$(14.1)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2021 were approximately $45.0 million, a decrease of approximately $16.0 million, or 26%, from approximately $61.0 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in volumes of $18.1 million, partially offset by higher rates, which resulted in an increase in total revenues of $2.2 million.
Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2021 was approximately $19.6 million, a decrease of approximately $5.2 million, or 21%, from approximately $24.8 million for the six months ended June 30, 2020. The decrease of $8.0 million was related to lower volumes, offset by increased supply costs of $1.9 million, and a $1.0 million change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2021 was approximately $24.2 million, a decrease of approximately $9.9 million, or 29%, from approximately $34.1 million for the six months ended June 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(10.2)
Change in unit margin per MMBtu	0.3
Change in retail natural gas segment retail gross margin	$(9.9)

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

Liquidity Position

The following table details our available liquidity as of June 30, 2021:

($ in thousands)	June 30, 2021
Cash and cash equivalents	$93,035
Senior Credit Facility Availability (1)	43,739
Subordinated Debt Facility Availability (2)	15,000
Total Liquidity	$151,774
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of June 30, 2021.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$9,168	$71,783
Net cash used in investing activities	$(1,063)	$(579)
Net cash provided (used) in financing activities	$24,751	$(49,248)

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2021 decreased by $62.6 million compared to the six months ended June 30, 2020. The decrease was primarily the result of the non-recurring Winter Storm Uri related costs of $64.9 million for the six months ended June 30, 2021.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $0.5 million for the six months ended June 30, 2021. The increase was primarily the result of increased capital spending during six months ended June 30, 2021.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities increased by $74.0 million for the six months ended June 30, 2021, primarily due to an increase in net borrowings under our Senior Credit Facility of $58.0 million and an increase in sub-debt borrowing of $10.0 million during the six months ended June 30, 2021.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of June 30, 2021, we had total commitments of $227.5 million under the Senior Credit Facility, of which $156.4 million was outstanding, including $21.4 million of outstanding letters of credit, with a maturity date of July 31, 2022. We are currently in the process of amending and extending the current maturity date of our Senior Credit Facility and expect it to extend in the third quarter of 2021.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of June 30, 2021, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of June 30, 2021, we had availability to borrow up to $43.7 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. See Note 9 "Debt" for additional details. As of June 30, 2021, there was $10.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $15.0 million under the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, matures in July 2022, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at June 30, 2021 was $135.0 million. The current variable interest rate on the facility at June 30, 2021 was 3.75%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended June 30, 2021 and 2020, we spent a total of $0.2 million and $0.2 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the six months ended June 30, 2021 and 2020 included $1.1 million and $0.6 million, respectively, related to information systems improvements.

Dividends and Distributions

During the six months ended June 30, 2021, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2020 of $0.18125 per share or $5.3 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the six months ended June 30, 2021, Spark HoldCo made distributions of $7.6 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

For the six months ended June 30, 2021, we paid $2.0 million of dividends to holders of our Series A Preferred Stock, and as of June 30, 2021, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which we paid on July 15, 2021. For the full year ended December 31, 2021, at the stated dividend rate of the Series A Preferred Stock of $2.1875 per share, we would be required to pay dividends of $7.9 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2021.

On July 21, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.546875 per share for the Series A Preferred Stock for the second quarter of 2021. Dividends on Class A common stock will be paid on September 15, 2021 to holders of record on September 1, 2021, and Series A Preferred Stock dividends will be paid on October 15, 2021 to holders of record on October 1, 2021.

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

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility. During the six months ended June 30, 2021, we did not repurchase our Class A common stock.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of June 30, 2021, we had not been required to post additional collateral as a result of COVID-19.

As discussed above, during the Winter Storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course. As of June 30, 2021, we had not been required to post additional collateral as a result of the Winter Storm Uri.

Off-Balance Sheet Arrangements
As of June 30, 2021, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of June 30, 2021, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $19.7 million and $18.0 million for the three months ended June 30, 2021 and $25.6 million and $10.1 million for the six months ended June 30, 2021 and 2020, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2020 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2021, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 79,173 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2021 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2021 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of June 30, 2021, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 176,063 MWhs. An increase of 10% in the forward market prices from their June 30, 2021 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2021 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 56% and 64% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended June 30, 2021 and 2020 and 60% and 64% for the six months ended June 30, 2021 and 2020, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 0.9% and 1.0%, for the three months ended June

30, 2021 and 2020, respectively, and 0.8% and 0.7% for the six months ended June 30, 2021 and 2020, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended June 30, 2021 and 2020 was approximately 0.3% and 1.5% of non-POR market retail revenues, respectively, and our bad debt expense for the six months ended June 30, 2021 and 2020 was approximately (0.4%) and 2.5% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2021.
The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Please see “Item 1A—Risk Factors” in our 2020 Form 10-K.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2021, approximately $3.0 million of our total exposure of $13.6 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at June 30, 2021.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At June 30, 2021, we were co-borrowers under the Senior Credit Facility, under which $135.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2021, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended June 30, 2021.

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

Spark Energy, Inc.

August 5, 2021	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)