Form 10-Q
period 2021-09-30
Via Renewables, Inc.
filed 2021-11-04
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36559
Via Renewables, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5453215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12140 Wickchester Ln, Suite 100
Houston, Texas 77079

(Address of principal executive offices)

(713) 600-2600
(Registrant's telephone number, including area code)

Spark Energy, Inc.
(Former name, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of exchange on which registered
Class A common stock, par value $0.01 per share	VIA	The NASDAQ Global Select Market
8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share	VIASP	The NASDAQ Global Select Market
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
        Yes ☐    No ☒

There were 15,572,388 shares of Class A common stock, 20,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of November 2, 2021.

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of COVID-19 and the 2021 severe weather event, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, ability to pay cash dividends, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, governmental regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$89,422	$71,684
Restricted cash	8,697	—
Accounts receivable, net of allowance for doubtful accounts of $2,529 at September 30, 2021 and $3,942 at December 31, 2020	47,644	70,350
Accounts receivable—affiliates	3,406	5,053
Inventory	2,544	1,496
Fair value of derivative assets	44,218	311
Customer acquisition costs, net	1,200	5,764
Customer relationships, net	9,708	12,077
Deposits	5,438	5,655
Renewable energy credit asset	16,373	20,666
Other current assets	13,778	11,818
Total current assets	242,428	204,874
Property and equipment, net	4,518	3,354
Fair value of derivative assets	1,090	—
Customer acquisition costs, net	295	306
Customer relationships, net	3,505	5,691
Deferred tax assets	17,344	27,960
Goodwill	120,343	120,343
Other assets	2,959	4,139
Total assets	$392,482	$366,667
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$27,422	$27,322
Accounts payable—affiliates	412	826
Accrued liabilities	25,057	34,164
Renewable energy credit liability	14,901	19,549
Fair value of derivative liabilities	1,092	7,505
Other current liabilities	2,258	1,295
Total current liabilities	71,142	90,661
Long-term liabilities:
Fair value of derivative liabilities	77	227
Long-term portion of Senior Credit Facility	130,000	100,000
Subordinated debt—affiliates	10,000	—
Other long-term liabilities	231	30
Total liabilities	211,450	190,918
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,707,256 shares issued and 3,567,543 shares outstanding at September 30, 2021 and December 31, 2020	87,288	87,288
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 15,716,982 shares issued and 15,572,388 shares outstanding at September 30, 2021 and 14,771,878 shares issued and 14,627,284 shares outstanding at December 31, 2020	157	148
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,000,000 shares issued and outstanding at September 30, 2021 and 20,800,000 shares issued and outstanding at December 31, 2020	201	209
Additional paid-in capital	53,551	55,222
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	18,103	11,721
Treasury stock, at cost, 144,594 shares at September 30, 2021 and December 31, 2020	(2,406)	(2,406)
Total stockholders' equity	69,566	64,854
Non-controlling interest in Spark HoldCo, LLC	24,178	23,607
Total equity	93,744	88,461
Total liabilities, Series A Preferred Stock and Stockholders' equity	$392,482	$366,667
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Retail revenues	$98,267	$141,188	$293,721	$436,166
Net asset optimization (expense) revenue	(288)	(558)	(542)	(319)
Total Revenues	97,979	140,630	293,179	435,847
Operating Expenses:
Retail cost of revenues	40,298	85,118	198,642	269,546
General and administrative	9,719	19,080	33,053	66,087
Depreciation and amortization	5,049	7,278	16,498	24,084
Total Operating Expenses	55,066	111,476	248,193	359,717
Operating income	42,913	29,154	44,986	76,130
Other (expense)/income:
Interest expense	(1,298)	(1,487)	(4,161)	(4,233)
Interest and other income	63	80	228	293
Total other expenses	(1,235)	(1,407)	(3,933)	(3,940)
Income before income tax expense	41,678	27,747	41,053	72,190
Income tax expense	7,021	5,141	9,160	12,739
Net income	$34,657	$22,606	$31,893	$59,451
Less: Net income attributable to non-controlling interests	19,774	12,993	14,158	34,200
Net income attributable to Via Renewables, Inc. stockholders	$14,883	$9,613	$17,735	$25,251
Less: Dividend on Series A Preferred Stock	1,951	1,951	5,853	5,490
Net income attributable to stockholders of Class A common stock	$12,932	$7,662	$11,882	$19,761

Net income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$0.83	$0.52	$0.79	$1.36
Diluted	$0.82	$0.52	$0.79	$1.35

Weighted average shares of Class A common stock outstanding
Basic	15,572	14,653	14,965	14,531
Diluted	15,686	14,671	15,099	14,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Nine Months Ended September 30, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
Stock based compensation	—	—	—	—	—	—	—	1,792	—	1,792	—	1,792
Restricted stock unit vesting	145		—	1	—	—	—	(588)	—	(587)	—	(587)
Consolidated net income	—	—	—	—	—	—	—	—	17,735	17,735	14,158	31,893
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(13,811)	(13,811)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	(2,651)	(5,500)	(8,151)	—	(8,151)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,853)	(5,853)	—	(5,853)
Exchange of shares of Class B common stock to shares of Class A common stock	800	(800)	—	8	(8)	—	—	320	—	320	(320)	—
Changes in ownership interest	—	—	—	—	—	—	—	(544)	—	(544)	544	—
Balance at September 30, 2021	15,717	20,000	(144)	$157	$201	$(2,406)	$(40)	$53,551	$18,103	$69,566	$24,178	$93,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2021	14,917	20,800	(144)	$149	$209	$(2,406)	$(40)	$52,878	$7,994	$58,784	$8,312	$67,096
Stock based compensation	—	—	—	—	—	—	—	389	—	389	—	389
Restricted stock unit vesting	—	—	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	—	—	14,883	14,883	19,774	34,657
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,624)	(3,624)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,823)	(2,823)	—	(2,823)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Exchange of shares of Class B common stock to shares of Class A common stock	800	(800)	—	8	(8)	—	—	320	—	320	(320)	—
Changes in Ownership Interest	—	—	—	—	—	—	—	(36)	—	(36)	36	—
Balance at September 30, 2021	15,717	20,000	(144)	$157	$201	$(2,406)	$(40)	$53,551	$18,103	$69,566	$24,178	$93,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

Nine Months Ended September 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1,2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—	—	—	—	—	2,061	—	2,061	—	2,061
Restricted stock unit vesting	293	—	—	3	—	—	—	(915)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	25,251	25,251	34,200	59,451
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(23,409)	(23,409)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	—	(7,917)	(7,917)	—	(7,917)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,491)	(5,491)	—	(5,491)
Treasury Shares	—	—	(45)	—	—	(395)	—		—	(395)	—	(395)
Changes in ownership interest	—	—	—	—	—	—	—	1,181	—	1,181	(1,181)	—
Balance at September 30, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$54,169	$12,284	$64,364	$25,677	$90,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2020
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2020	14,772	20,800	(99)	$148	$209	$(2,011)	$(40)	$53,409	$7,275	$58,990	$22,829	$81,819
Stock based compensation	—	—	—	—	—	—	—	289	—	289	—	289
Consolidated net income	—	—	—	—	—	—	—	—	9,613	9,613	12,993	22,606
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(9,674)	(9,674)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,652)	(2,652)	—	(2,652)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,952)	(1,952)	—	(1,952)
Treasury Shares	—	—	(45)	—	—	(395)	—		—	(395)	—	(395)
Changes in ownership interest	—	—	—	—	—	—	—	471	—	471	(471)	—
Balance at September 30, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$54,169	$12,284	$64,364	$25,677	$90,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$31,893	$59,451
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	16,498	24,084
Deferred income taxes	10,616	3,366
Stock based compensation	2,012	2,134
Amortization of deferred financing costs	792	966
Bad debt expense	379	4,613
(Gain) loss on derivatives, net	(57,726)	14,015
Current period cash settlements on derivatives, net	6,050	(32,682)
Changes in assets and liabilities:
Decrease in accounts receivable	22,327	44,579
Decrease (increase) in accounts receivable—affiliates	1,647	(2,546)
(Increase) decrease in inventory	(1,048)	1,158
Increase in customer acquisition costs	(765)	(1,763)
Decrease in prepaid and other current assets	1,331	6,268
Decrease in intangible assets—customer acquisition	27	—
Decrease (increase) in other assets	577	(316)
Decrease in accounts payable and accrued liabilities	(16,920)	(39,997)
Decrease in accounts payable—affiliates	(414)	(655)
Increase in other current liabilities	1,525	1,439
Decrease in other non-current liabilities	(29)	(166)
Net cash provided by operating activities	18,772	83,948
Cash flows from investing activities:
Purchases of property and equipment	(2,170)	(1,219)
Acquisition of Customers	(1,519)	—
Net cash used in investing activities	(3,689)	(1,219)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	—	(2,282)
Borrowings on notes payable	575,000	420,000
Payments on notes payable	(545,000)	(443,000)
Net borrowings on subordinated debt facility	10,000	—
Purchase of Treasury Stock	—	(395)
Restricted stock vesting	(833)	(1,107)
Payment for acquired customers	—	(972)
Payment of dividends to Class A common stockholders	(8,151)	(7,917)
Payment of distributions to non-controlling unitholders	(13,811)	(23,409)
Payment of Preferred Stock dividends	(5,853)	(5,935)
Net cash provided (used) in financing activities	11,352	(65,017)
Increase in Cash, cash equivalents and Restricted cash	26,435	17,712
Cash, cash equivalents and Restricted cash—beginning of period	71,684	57,668
Cash, cash equivalents and Restricted cash—end of period	$98,119	$75,380
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$287	$5
Cash paid (received) during the period for:
Interest	$3,143	$3,198
Taxes	$(5,076)	$13,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization
Company's Name Change

In August 2021, Spark Energy, Inc. changed its name from Spark Energy, Inc. to Via Renewables, Inc. (the "Company").

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

Standards Being Evaluated/Standards Not Yet Adopted

Below are accounting standards that have been issued by the FASB but have not yet been adopted by the Company at September 30, 2021. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

	Reportable Segments
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$25,406	$748	$26,154	$46,464	$1,361	$47,825
Mid-Atlantic	30,122	1,354	31,476	46,878	2,243	49,121
Midwest	12,473	1,367	13,840	16,933	1,540	18,473
Southwest	24,103	2,694	26,797	22,683	3,086	25,769
	$92,104	$6,163	$98,267	$132,958	$8,230	$141,188

Customer type
Commercial	$12,395	$2,076	$14,471	$34,180	$2,705	$36,885
Residential	82,778	3,781	86,559	103,092	5,082	108,174
Unbilled revenue (b)	(3,069)	306	(2,763)	(4,314)	443	(3,871)
	$92,104	$6,163	$98,267	$132,958	$8,230	$141,188

Customer credit risk
POR	$53,670	$2,151	$55,821	$87,439	$3,010	$90,449
Non-POR	38,434	4,012	42,446	45,519	5,220	50,739
	$92,104	$6,163	$98,267	$132,958	$8,230	$141,188

	Reportable Segments
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$73,045	$6,527	$79,572	$133,218	$11,144	$144,362
Mid-Atlantic	81,981	18,032	100,013	131,463	23,976	155,439
Midwest	32,894	14,515	47,409	46,428	19,338	65,766
Southwest	54,628	12,099	66,727	55,872	14,727	70,599
	$242,548	$51,173	$293,721	$366,981	$69,185	$436,166

Customer type
Commercial	$38,782	$18,574	$57,356	$103,603	$25,512	$129,115
Residential	213,440	39,911	253,351	275,229	53,410	328,639
Unbilled revenue (b)	(9,674)	(7,312)	(16,986)	(11,851)	(9,737)	(21,588)
	$242,548	$51,173	$293,721	$366,981	$69,185	$436,166

Customer credit risk
POR	$145,924	$26,731	$172,655	$246,046	$34,423	$280,469
Non-POR	96,624	24,442	121,066	120,935	34,762	155,697
	$242,548	$51,173	$293,721	$366,981	$69,185	$436,166

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2021 and 2020, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.2 million and $1.6 million, respectively. During the nine months ended September 30, 2021 and 2020, our retail revenues included gross receipts taxes of $0.8 million and $1.0 million, respectively, and our retail cost of revenues included gross receipts taxes of $3.4 million and $4.7 million, respectively.

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

A rollforward of our allowance for credit losses for the nine months ended September 30, 2021 are presented in the table below (in thousands):

Balance at December 31, 2020	$(3,942)
Current period bad debt provision	(139)
Write-offs	1,907
Recovery of previous write offs	(355)
Balance at September 30, 2021	$(2,529)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at September 30, 2021 and December 31, 2020, respectively.

	The Company	Affiliated Owners
September 30, 2021	44.00%	56.00%
December 31, 2020	41.53%	58.47%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income allocated to non-controlling interest	$21,959	$14,909	$18,884	$38,717
Income tax expense allocated to non-controlling interest	2,185	1,916	4,726	4,517
Net income attributable to non-controlling interest	$19,774	$12,993	$14,158	$34,200

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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the nine months ended September 30, 2021, we paid $8.2 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the nine months ended September 30, 2021, Spark HoldCo made corresponding distributions of $11.2 million to our non-controlling interest holders.

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. Purchases could be made with available cash balances, our Senior Credit Facility and operating cash flows.

The shares of Class A common stock could be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions based on ongoing assessments of capital needs, the market price of the stock, and other factors, including general market conditions. The repurchase program did not obligate us to acquire any particular amount of Class A common stock, could be modified or suspended at any time, and could be terminated prior to completion.

During the nine months ended September 30, 2021, we did not repurchase our Class A common stock. The share repurchase program expired on August 18, 2021 pursuant to an agreement with lenders under our Senior Credit Facility, and our Senior Credit Facility was subsequently amended, terminating the provision for borrowings specific to Class A common stock repurchases. See Note 9 "Debt" for further discussion.

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

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Via Renewables, Inc. stockholders	$14,883	$9,613	$17,735	$25,251
Less: Dividend on Series A Preferred Stock	1,951	1,951	5,853	5,490
Net income attributable to stockholders of Class A common stock	$12,932	$7,662	$11,882	$19,761

Basic weighted average Class A common shares outstanding	15,572	14,653	14,965	14,531
Basic income per share attributable to stockholders	$0.83	$0.52	$0.79	$1.36

Net income attributable to stockholders of Class A common stock	$12,932	$7,662	$11,882	$19,761
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income attributable to stockholders of Class A common stock	$12,932	$7,662	$11,882	$19,761

Basic weighted average Class A common shares outstanding	15,572	14,653	14,965	14,531
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive restricted stock units	114	18	134	124
Diluted weighted average shares outstanding	15,686	14,671	15,099	14,655

Diluted income per share attributable to stockholders	$0.82	$0.52	$0.79	$1.35

The computation of diluted earnings per share for the three and nine months ended September 30, 2021, respectively, excludes 20.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$89,276	$71,442
Accounts receivable	47,644	70,350
Other current assets	99,963	55,575
Total current assets	236,883	197,367
Non-current assets:
Goodwill	120,343	120,343
Other assets	12,747	15,259
Total non-current assets	133,090	135,602
Total Assets	$369,973	$332,969

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$52,442	$61,436
Other current liabilities	46,818	43,676
Total current liabilities	99,260	105,112
Long-term liabilities:
Long-term portion of Senior Credit Facility	130,000	100,000
Subordinated debt — affiliate	10,000	—
Other long-term liabilities	308	256
Total long-term liabilities	140,308	100,256
Total Liabilities	$239,568	$205,368

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

During the three and nine months ended September 30, 2021, we paid $1.9 million and $5.9 million in dividends to holders of the Series A Preferred Stock, respectively. As of September 30, 2021, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2021.

A summary of our preferred equity balance for the nine months ended September 30, 2021 is as follows:

(in thousands)
Balance at December 31, 2020	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	—
Balance at September 30, 2021	$87,288

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2021 and December 31, 2020, we offset $1.7 million and $0.1 million, respectively, in collateral to net against the related derivative asset and liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2021	December 31, 2020
Natural Gas	MMBtu	3,195	2,880
Electricity	MWh	1,804	1,845
Trading

Commodity	Notional	September 30, 2021	December 31, 2020
Natural Gas	MMBtu	1,202	102
Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (Loss) on non-trading derivatives, net	$32,262	$2,550	$58,214	$(14,019)
(Loss) Gain on trading derivatives, net	(464)	(99)	(488)	4
Gain (Loss) on derivatives, net	31,798	2,451	57,726	(14,015)
Current period settlements on non-trading derivatives (1)	$(5,660)	$6,489	$(6,054)	$33,153
Current period settlements on trading derivatives	—	(64)	4	(156)
Total current period settlements on derivatives	$(5,660)	$6,425	$(6,050)	$32,997

(1) Excludes settlements of $(0.3) million, for the nine months ended September 30, 2020 related to power call options.
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$57,181	$(11,972)	$45,209	$(1,677)	$43,532
Trading commodity derivatives	1,303	(617)	686	—	686
Total Current Derivative Assets	58,484	(12,589)	45,895	(1,677)	44,218
Non-trading commodity derivatives	1,343	(253)	1,090	—	1,090
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,343	(253)	1,090	—	1,090
Total Derivative Assets	$59,827	$(12,842)	$46,985	$(1,677)	$45,308

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$—	$—	$—	$—	$—
Trading commodity derivatives	(1,405)	313	(1,092)	—	(1,092)
Total Current Derivative Liabilities	(1,405)	313	(1,092)	—	(1,092)
Non-trading commodity derivatives	(332)	255	(77)	—	(77)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(332)	255	(77)	—	(77)
Total Derivative Liabilities	$(1,737)	$568	$(1,169)	$—	$(1,169)

	December 31, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$308	$(105)	$203	$—	$203
Trading commodity derivatives	112	(4)	108	—	108
Total Current Derivative Assets	420	(109)	311	—	311
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$420	$(109)	$311	$—	$311

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,139)	$3,620	$(7,519)	$86	$(7,433)
Trading commodity derivatives	(74)	2	(72)	—	(72)
Total Current Derivative Liabilities	(11,213)	3,622	(7,591)	86	(7,505)
Non-trading commodity derivatives	(838)	611	(227)	—	(227)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(838)	611	(227)	—	(227)
Total Derivative Liabilities	$(12,051)	$4,233	$(7,818)	$86	$(7,732)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	September 30, 2021	December 31, 2020
Information technology	2 – 5	$6,405	$5,821
Furniture and fixtures	2 – 5	957	957
Total		7,362	6,778
Accumulated depreciation		(2,844)	(3,424)
Property and equipment—net		$4,518	$3,354
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2021 and December 31, 2020, information technology includes $0.4 million and $0.7 million, respectively, of costs associated with assets not yet placed into service. Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.4 million, respectively, for the three months ended September 30, 2021 and 2020 and $1.3 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2021	December 31, 2020
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$58,688	$58,688
Accumulated amortization	(50,985)	(44,175)
Customer relationships—Acquired	$7,703	$14,513
Customer relationships—Other
Cost	$13,422	$8,988
Accumulated amortization	(7,912)	(5,733)
Customer relationships—Other, net	$5,510	$3,255
Trademarks
Cost	$7,040	$7,570
Accumulated amortization	(3,257)	(2,972)
Trademarks, net	$3,783	$4,598

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
Additions	—	—	4,524	—
Adjustments	—	—	(28)	—
Amortization	—	(6,810)	(2,241)	(815)
Balance at September 30, 2021	$120,343	$7,703	$5,510	$3,783

Estimated future amortization expense for customer relationships and trademarks at September 30, 2021 is as follows (in thousands):

Year ending December 31,
2021 (remaining three months)	$3,640
2022	7,702
2023	2,113
2024	1,521
2025	404
> 5 years	1,616
Total	$16,996

9. Debt
Debt consists of the following amounts as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Long-term debt:
Senior Credit Facility (1) (2)	$130,000	$100,000
Subordinated Debt	10,000	—
Total long-term debt	140,000	100,000
Total debt	$140,000	$100,000
(1) As of September 30, 2021 and December 31, 2020, the weighted average interest rate on the Senior Credit Facility was 3.75% and 3.75%, respectively.
(2) As of September 30, 2021 and December 31, 2020, we had $24.4 million and $31.0 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $0.9 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively. Of these amounts, $0.9 million and $1.0 million are recorded in other current assets, and zero and $0.6 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Senior Credit Facility	$678	$477	$1,950	$1,904
Letters of credit fees and commitment fees	351	244	1,088	1,073
Amortization of deferred financing costs	275	476	792	966
Other	(6)	290	331	290
Interest Expense	$1,298	$1,487	$4,161	$4,233

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $227.5 million as of September 30, 2021. As further described below, on October 15, 2021, the Company entered into the Fifth Amendment to its Senior Credit Facility.

Prior to the Fifth Amendment and subject to applicable sub-limits and terms of the Senior Credit Facility, borrowings were available for the issuance of letters of credit (“Letters of Credit”), working capital and general purpose revolving credit loans (“Working Capital Loans”), and share buyback loans (“Share Buyback Loans”). Prior to the Fifth Amendment, the Senior Credit Facility matured in July 2022.

On October 15, 2021, the Company entered into the Fifth Amendment to its Senior Credit Facility, which, among other things extended the maturity date, added a provision for borrowings to fund acquisitions ("Acquisition Loans") subject to limits as defined in the agreement, and terminated the provision allowing for Share Buyback Loans. Pursuant to the Fifth Amendment, the Senior Credit Facility will mature on October 13, 2023, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, and to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility. The Fifth Amendment provides for Acquisition Loans not to exceed 75% of the adjusted purchase price of the acquisition, as defined in the agreement.

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

Prior to the Fifth Amendment, borrowings under the Senior Credit Facility for Share Buyback Loans, were generally determined by reference to the Eurodollar rate plus an applicable margin of 4.50% per annum or the alternate base rate plus an applicable margin of 3.50% per annum.

Pursuant to the Fifth Amendment, borrowings under the Senior Credit Facility for Acquisition Loans are generally determined by reference to the Eurodollar rate plus an applicable margin of 4.00% per annum or the alternate base rate plus an applicable margin of 3.00% per annum.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment to the Senior Credit Facility (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of September 30, 2021 was 1.95 to 1.00.

•Maximum Total Leverage Ratio. We must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of September 30, 2021 was 1.59 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) to (b) Adjusted EBITDA. Our Maximum Senior Secured Leverage Ratio as of September 30, 2021 was 1.39 to 1.00.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of September 30, 2021, we were in compliance with our various covenants under the Senior Credit Facility.

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

We are entitled to pay cash dividends to the holders of the Series A Preferred Stock and Class A common stock so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit does not exceed the borrowing base limits. Prior to the Fifth Amendment, which terminated Share Buyback Loans, we were entitled to repurchase up to an aggregate amount of 10,000,000 shares of our Class A common stock, and up to $92.7 million of Series A Preferred Stock through one or more normal course open market purchases through NASDAQ so long: (a) no default existed or would result therefrom; (b) the Co-Borrowers were in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit did not exceed the borrowing base limits.

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

Subordinated Debt Facility

In October 2021, the Company entered into an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility amended and restated the Subordinated Promissory Note dated June 2019, by and among the Company, Spark HoldCo and Retailco, solely to extend the maturity date from January 31, 2023 to January 31, 2025.

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

As of September 30, 2021, and December 31, 2020, there were $10.0 million and zero outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
September 30, 2021
Non-trading commodity derivative assets	$1,079	$43,543	$—	$44,622
Trading commodity derivative assets	28	658	—	686
Total commodity derivative assets	$1,107	$44,201	$—	$45,308
Non-trading commodity derivative liabilities	$—	$(77)	$—	$(77)
Trading commodity derivative liabilities	—	(1,092)	—	(1,092)
Total commodity derivative liabilities	$—	$(1,169)	$—	$(1,169)

	Level 1	Level 2	Level 3	Total
December 31, 2020
Non-trading commodity derivative assets	$104	$99	$—	$203
Trading commodity derivative assets	—	108	—	108
Total commodity derivative assets	$104	$207	$—	$311
Non-trading commodity derivative liabilities	$(5)	$(7,655)	$—	$(7,660)
Trading commodity derivative liabilities	—	(72)	—	(72)
Total commodity derivative liabilities	$(5)	$(7,727)	$—	$(7,732)
We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2021 and the year ended December 31, 2020.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2021 and December 31, 2020, the credit risk valuation adjustment was a reduction of derivative assets and liabilities, respectively, net of $0.4 million and $0.2 million.

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

As of September 30, 2021, we had a net deferred tax asset of $17.3 million, of which approximately $15.6 million related to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended September 30, 2021 and 2020 was 16.8% and 18.5%, respectively. The effective U.S. federal and state income tax rate for the nine months ended September 30, 2021 and 2020 was 22.3% and 17.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.

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

In December of 2020, the Company participated in mediation which covered several Verde brand matters: (1) Marshall. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) Panzer v. Verde Energy, USA Inc. and Oasis Power, LLC (E.D. Pa Aug. 2019); (5) LaQua v. Verde Energy USA New York, LLC (E.D.N Y. Jan. 2020); and (6) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020).The parties agreed to a global settlement that would resolve all of these Verde cases on a nationwide basis. On August 18, 2021, the class action settlement agreement was granted preliminary approval in the United States District Court for the Northern District of Illinois Eastern Division, and the deadline for consumers to file a claim is March 31, 2022.

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

Corporate Matter Lawsuits

Saul Horowitz, as Sellers’ Representative for the former owners of the Major Energy Companies v. National Gas & Electric, LLC (“NG&E”) and Spark Energy, Inc., was a lawsuit filed on October 17, 2017 in the United States District Court for the Southern District of New York related to the Company's purchase of Major Energy and structure of the earn-out in connection therewith ("Major Earn-Out Case") asserting claims of fraudulent inducement against NG&E, breach of contract against NG&E and Spark, and tortious interference with contract against Spark related to a membership interest purchase agreement, subsequent dropdown, and associated earnout agreements with the Major Energy Companies' former owners. On September 30, 2021, the Court held in favor of the Company on all claims and entered judgment in favor of the Company to close this case. On October 29, 2021, plaintiffs filed a notice of appeal to the Second Circuit Court of Appeals. The Company will continue to aggressively defend this matter.

Several smaller, related cases to the Major Earn-Out Case involving the same facts are pending in the United States District Court for the Southern District of New York. These are regarding Major Energy executive compensation agreements. The Company believes there is no merit to these cases and is vigorously defending these matters; however, we cannot predict the outcome of these cases at this time.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2014 to 2021 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of September 30, 2021 and December 31, 2020, we had accrued $19.3 million and $26.6 million, respectively, related to litigation and regulatory matters and $2.1 million and $1.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	September 30, 2021	December 31, 2020
Assets
Accounts Receivable - affiliates	$3,406	$5,053
Total Assets - affiliates	$3,406	$5,053

	September 30, 2021	December 31, 2020
Liabilities
Accounts Payable - affiliates	$412	$826
Subordinated Debt - affiliates (1)	10,000	—
Total Liabilities - affiliates	$10,412	$826
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue NAO - affiliates	$249	$125	$818	$843
Cost of Revenue NAO - affiliates	—	5	5	241
Net NAO - affiliates	$249	$120	$813	$602

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(0.6) million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The total net amount direct billed and allocated to/(from) affiliates was $(0.3) million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

General and administrative costs of zero and $0.1 million were recorded for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. The general and administrative costs relate to telemarketing activities performed by an affiliate.

Distributions to and Contributions from Affiliates

During three months ended September 30, 2021 and 2020, Spark HoldCo made distributions to affiliates of our Founder of $3.6 million and $3.8 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended September 30, 2021 and 2020, Spark HoldCo also made distributions to these affiliates for gross-up distributions of zero and $5.9 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During each of the nine months ended September 30, 2021 and 2020, Spark HoldCo made distributions to affiliates of our Founder of $11.2 million and $11.3 million, for payments of quarterly distributions on their respective Spark HoldCo units. During the nine months ended September 30, 2021 and 2020, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $2.6 million and $12.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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
For the three months ended September 30, 2021 and 2020, we recorded asset optimization revenues of $9.6 million and $6.2 million and asset optimization cost of revenues of $9.9 million and $6.8 million, respectively, and for the nine months ended September 30, 2021 and 2020, we recorded asset optimization revenues of $43.1 million and $16.5 million and asset optimization cost of revenues of $43.6 million and $16.8 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Retail Gross Margin to income before taxes
Income before income tax expense	$41,678	$27,747	$41,053	$72,190
Interest and other income	(63)	(80)	(228)	(293)
Interest expense	1,298	1,487	4,161	4,233
Operating income	42,913	29,154	44,986	76,130
Depreciation and amortization	5,049	7,278	16,498	24,084
General and administrative	9,719	19,080	33,053	66,087
Less:
Net asset optimization (expense) revenue	(288)	(558)	(542)	(319)
Net, gain (loss) on non-trading derivative instruments	32,262	2,550	58,214	(14,019)
Net, Cash settlements on non-trading derivative instruments	(5,660)	6,489	(6,054)	33,153
Non-recurring event - Winter Storm Uri	497	—	(64,403)	—
Retail Gross Margin	$30,870	$47,031	$107,322	$147,486

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$92,104	$6,163	$(288)	$—	$97,979
Retail cost of revenues	41,035	(737)	—	—	40,298
Less:
Net asset optimization expense	—	—	(288)	—	(288)
Net, gain on non-trading derivative instruments	27,558	4,704	—	—	32,262
Current period settlements on non-trading derivatives	(5,199)	(461)	—	—	(5,660)
Non-recurring event - Winter Storm Uri Credit	497	—	—	—	497
Retail Gross Margin	$28,213	$2,657	$—	$—	$30,870
Total Assets at September 30, 2021	$3,130,077	$996,315	$332,666	$(4,066,576)	$392,482
Goodwill at September 30, 2021	$117,813	$2,530	$—	$—	$120,343

Three Months Ended September 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$132,958	$8,230	$(558)	$—	$140,630
Retail cost of revenues	82,061	3,057	—	—	85,118
Less:
Net asset optimization expense	—	—	(558)	—	(558)
Net, gain on non-trading derivative instruments	1,923	627	—	—	2,550
Current period settlements on non-trading derivatives	6,212	277	—	—	6,489
Retail Gross Margin	$42,762	$4,269	$—	$—	$47,031
Total Assets at December 31, 2020	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill at December 31, 2020	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$242,548	$51,173	$(542)	$—	$293,179
Retail cost of revenues	179,762	18,880	—	—	198,642
Less:
Net asset optimization expense	—	—	(542)	—	(542)
Net gain on non-trading derivatives	51,957	6,257	—	—	58,214
Current period settlements on non-trading derivatives	(5,246)	(808)	—	—	(6,054)
Non-recurring event - Winter Storm Uri	(64,403)	—	—	—	(64,403)
Retail Gross Margin	$80,478	$26,844	$—	$—	$107,322
Total Assets at September 30, 2021	$3,130,077	$996,315	$332,666	$(4,066,576)	$392,482
Goodwill at September 30, 2021	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$366,981	$69,185	$(319)	$—	$435,847
Retail cost of revenues	241,712	27,834	—	—	269,546
Less:
Net asset optimization expense	—	—	(319)	—	(319)
Net (loss) gain on non-trading derivatives	(14,416)	397	—	—	(14,019)
Current period settlements on non-trading derivatives	30,544	2,609	—	—	33,153
Retail Gross Margin	$109,141	$38,345	$—	$—	$147,486
Total Assets at December 31, 2020	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill at December 31, 2020	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In May 2021, we entered into a series of asset purchase agreements and agreed to acquire up to approximately 56,900 RCEs for a cash purchase price of up to a maximum of $11.5 million. These customers began transferring in August 2021, and are located in our existing markets. During the nine months ended September 30, 2021, a total of $1.5 million was paid for approximately 28,000 RCEs ($4.5 million for acquired customer contracts, net of $3.0 million related holdbacks under the terms of the purchase agreement). In addition, approximately $1.2 million was released back to us for a reduction in RCEs to be acquired.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of September 30, 2021, the balance in the escrow account was $8.7 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

In July 2021, we entered into an agreement to acquire up to approximately 50,000 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volume billed and collected for the acquired customer contracts. These customers will begin transferring in the fourth quarter of 2021, and are located in our existing markets. Due to the contingent fee structure, the cost of the RCEs will be recognized when probable and reasonably estimable.

16. Subsequent Events

Declaration of Dividends

On October 20, 2021, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on December 1, 2021, which will be paid on December 15, 2021.

On October 20, 2021, we also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on January 3, 2022. The dividend will be paid on January 17, 2022.

Fifth Amendment to the Senior Credit Facility

On October 15, 2021, we entered into the Fifth Amendment to our Senior Credit Facility, which, among other things extended the maturity date to October 13, 2023, added a provision for Acquisition Loans (subject to limits as defined in the agreement), and terminated the provision allowing for Share Buyback Loans.

Amended and Restated Subordinated Promissory Note

In October 2021, we amended the Subordinated Debt Facility solely to extend the maturity date from January 31, 2023 to January 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021. Results of operations and cash flows for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2021, we operated in 100 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2021 and 2020, approximately 94% and 94%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2021 and 2020, approximately 6% and 6%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Company's Name Change

In August 2021, we changed our name from Spark Energy, Inc. to Via Renewables, Inc.

Senior Credit Facility Amendment

In October 2021, we entered into the Fifth Amendment to our Senior Credit Facility, which, among other things extended the maturity date to October 13, 2023, and terminated the provision for Share Buyback Loans as well as added a provision for loans to fund acquisitions ("Acquisition Loans"), subject to limits as defined in the Fifth Amendment. Refer to Note 9 "Debt" for further discussion.

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

A slower than planned ramp-up of our door-to-door sales channels as COVID-19 restrictions have lifted has had the most significant adverse impact to our business, financial condition and results of operations during the quarter ended September 30, 2021. We are continuing to monitor developments involving customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and nine months ended September 30, 2021:

RCEs:
(In thousands)	June 30, 2021	Additions	Attrition	September 30, 2021	% Increase (Decrease)
Retail Electricity	270	45	(22)	293	9%
Retail Natural Gas	77	2	(4)	75	(3)%
Total Retail	347	47	(26)	368	6%

RCEs:
(In thousands)	December 31, 2020	Additions	Attrition	September 30, 2021	% Increase (Decrease)
Retail Electricity	303	74	(84)	293	(3)%
Retail Natural Gas	97	4	(26)	75	(23)%
Total Retail	400	78	(110)	368	(8)%

The following table details our count of RCEs by geographical location as of September 30, 2021:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	102	36%	14	19%	116	32%
Mid-Atlantic	89	30%	22	29%	111	30%
Midwest	29	10%	23	30%	52	14%
Southwest	73	24%	16	22%	89	24%
Total	293	100%	75	100%	368	100%

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

During the three months ended September 30, 2021, we added approximately 19,000 RCEs primarily through our various organic sales channels. We expect to acquire customers organically in future periods but it will be slower in the near term, however we expect this number to increase on a monthly basis.

During the three months ended September 30, 2021, we added approximately 28,000 RCEs as a result of a series of asset purchase agreements entered in May 2021. Refer to Note 15 “Customer Acquisitions” for further discussion. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2021.

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

As described above, during the COVID-19 pandemic certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets issued orders that impacted the way we have historically acquired customers prior to the COVID-19 pandemic, such as door to door marketing. Our gradual increase of marketing efforts as restrictions have been lifted resulted in increased marketing and customer acquisition costs during the three months ended September 30, 2021, when compared to the three months ended September 30, 2020, although still lower compared to historical amounts. We are incurring costs related to other manners of marketing, such as online marketing.

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended September 30, 2021 and 2020 was 2.4% and 3.0%, respectively.

Our customer attrition was slightly lower than the prior year because of our pro-active non-renewal of some of the larger C&I customers in the prior year, which did not re-occur in 2021. Although customer attrition was slightly lower during the third quarter of 2021, we are unable to predict the ultimate impact on overall customer attrition over the next three months, at this time.

Customer Credit Risk

Our bad debt expense for the three months ended September 30, 2021 and 2020 was 0.8% and 0.9%, respectively, and our bad debt expense for the nine months ended September 30, 2021 and 2020 was 0.04% and 2.0% respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets beginning in late 2020 have led to an improvement in the bad debt expense over the past several months, including the three months ended September 30, 2021. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the three and nine months ended September 30, 2021.

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

Winter Storm Uri

During the first quarter of 2021, the U.S. experienced Winter Storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the ERCOT service area reached or exceeded maximum allowed clearing prices. As of September 30, 2021, we recorded a net loss of approximately $64.4 million as a direct result of Winter Storm Uri. Although our hedge position was 120% of our forecasted demand in Texas for the month of February, we were still required to purchase power at unprecedented prices for an extended period of time during the storm. These price caps imposed by ERCOT for the duration of the storm and beyond have never been experienced in any deregulated market in which we serve. The policies imposed on the electricity markets by ERCOT related to pricing resulted in overall negative impact on our electricity unit margin for 2021.

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

Net asset optimization resulted in a loss of $0.3 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA (1)	$22,019	$27,749	$69,058	$81,897
Retail Gross Margin (2)	$30,870	$47,031	$107,322	$147,486
(1) Adjusted EBITDA for the nine months ended September 30, 2021 includes a $60.0 million add back related to Winter Storm Uri and includes a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019. See discussion below.
(2) Retail Gross Margin for the three months ended September 30, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and nine months ended September 30, 2021 includes a $64.4 million add back related to Winter Storm Uri. See discussion below.

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

Our lenders under our Senior Credit Facility allowed $60.0 million of the $64.9 million pre-tax storm loss incurred in the first quarter of 2021 to be added back as a non-recurring item in the calculation of Adjusted EBITDA for our Debt Covenant Calculations. As our Senior Credit Facility is considered a material agreement and Adjusted EBITDA is a key component of our material covenants, we consider our covenant compliance to be material to the understanding of our financial condition and/or liquidity. We will present any credits received related to the storm exceeding $4.9 million as a reduction of the related $60.0 million non-recurring add back to Adjusted EBITDA for consistent presentation. There are no assurances credits will be received.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to net income:
Net income	$34,657	$22,606	$31,893	$59,451
Depreciation and amortization	5,049	7,278	16,498	24,084
Interest expense	1,298	1,487	4,161	4,233
Income tax expense	7,021	5,141	9,160	12,739
EBITDA	48,025	36,512	61,712	100,507
Less:
Net, gain (loss) on derivative instruments	31,798	2,451	57,726	(14,015)
Net cash settlements on derivative instruments	(5,660)	6,425	(6,050)	32,997
Customer acquisition costs	309	207	765	1,762
Plus:
Non-cash compensation expense	441	320	2,012	2,134
Non-recurring event - Winter Storm Uri	—	—	60,000	—
Non-recurring legal settlement	—	—	(2,225)	—
Adjusted EBITDA	$22,019	$27,749	$69,058	$81,897

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to net cash provided in operating activities:
Net cash provided by operating activities	$9,604	$12,165	$18,772	$83,948
Amortization of deferred financing costs	(275)	(476)	(792)	(966)
Bad debt expense	(492)	(880)	(379)	(4,613)
Interest expense	1,298	1,487	4,161	4,233
Income tax expense	7,021	5,141	9,160	12,739
Non-recurring event - Winter Storm Uri	—	—	60,000	—
Non-recurring legal settlement	—	—	(2,225)	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	6,456	1,709	(25,305)	(48,301)
Inventory	1,448	823	1,048	(1,158)
Accounts payable and accrued liabilities	2,952	9,374	15,809	39,213
Other	(5,993)	(1,594)	(11,191)	(3,198)
Adjusted EBITDA	$22,019	$27,749	$69,058	$81,897
Cash Flow Data:
Net cash provided by operating activities	$9,604	$12,165	$18,772	$83,948
Net cash used in investing activities	$(2,626)	$(640)	$(3,689)	$(1,219)
Net cash (used in) provided by financing activities	$(13,399)	$(15,769)	$11,352	$(65,017)

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

We have historically included the financial impact of weather variability in the calculation of Retail Gross Margin. We will continue this historical approach, but during the first quarter of 2021 we added back the $64.9 million net financial loss incurred related to Winter Storm Uri, as described above, in the calculation of Retail Gross Margin because the extremity of the Texas storm combined with the impact of unprecedented pricing mechanisms ordered by ERCOT is considered unusual, infrequent, and non-recurring in nature. We received credits totaling $0.5 million related to Winter Storm Uri costs in the third quarter of 2021, which is included in the calculation of retail gross margin for consistent presentation.

The GAAP measure most directly comparable to Retail Gross Margin is operating income (loss). The following table presents a reconciliation of Retail Gross Margin to operating income (loss) for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reconciliation of Retail Gross Margin to Operating income:
Operating income	$42,913	$29,154	$44,986	$76,130
Plus:
Depreciation and amortization	5,049	7,278	16,498	24,084
General and administrative expense	9,719	19,080	33,053	66,087
Less:
Net asset optimization (expense) revenue	(288)	(558)	(542)	(319)
Gain (loss) on non-trading derivative instruments	32,262	2,550	58,214	(14,019)
Cash settlements on non-trading derivative instruments	(5,660)	6,489	(6,054)	33,153
Non-recurring event - Winter Storm Uri	497	—	(64,403)	—
Retail Gross Margin	$30,870	$47,031	$107,322	$147,486
Retail Gross Margin - Retail Electricity Segment (1)	$28,213	$42,762	$80,478	$109,141
Retail Gross Margin - Retail Natural Gas Segment	$2,657	$4,269	$26,844	$38,345
(1) Retail Gross Margin for the three months ended September 30, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and nine months ended September 30, 2021 includes a $64.4 million add back related to Winter Storm Uri.

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

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Retail revenues	$98,267	$141,188	$293,721	$436,166
Net asset optimization (expense) revenue	(288)	(558)	(542)	(319)
Total Revenues	97,979	140,630	293,179	435,847
Operating Expenses:
Retail cost of revenues	40,298	85,118	198,642	269,546
General and administrative expense	9,719	19,080	33,053	66,087
Depreciation and amortization	5,049	7,278	16,498	24,084
Total Operating Expenses	55,066	111,476	248,193	359,717
Operating income	42,913	29,154	44,986	76,130
Other (expense)/income:
Interest expense	(1,298)	(1,487)	(4,161)	(4,233)
Interest and other income	63	80	228	293
Total other expense	(1,235)	(1,407)	(3,933)	(3,940)
Income before income tax expense	41,678	27,747	41,053	72,190
Income tax expense	7,021	5,141	9,160	12,739
Net income	$34,657	$22,606	$31,893	$59,451
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$22,019	$27,749	$69,058	$81,897
Retail Gross Margin (1) (3)	$30,870	$47,031	$107,322	$147,486
Customer Acquisition Costs	$309	$207	$765	$1,762
Average Monthly RCE Attrition	2.4%	3.0%	3.3%	4.1%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the nine months ended September 30, 2021 includes a $60.0 million add back related to Winter Storm Uri and a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019.
(3) Retail Gross Margin for the three months ended September 30, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and nine months ended September 30, 2021 includes a $64.4 million add back related to Winter Storm Uri.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total Revenues. Total revenues for the three months ended September 30, 2021 were approximately $98.0 million, a decrease of approximately $42.6 million, or 30%, from approximately $140.6 million for the three months ended September 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in the third quarter of 2021 as compared to the third quarter of 2020.

Change in electricity volumes sold	$(44.3)
Change in natural gas volumes sold	(2.1)
Change in electricity unit revenue per MWh	3.4
Change in natural gas unit revenue per MMBtu	0.4
Change in total revenues	$(42.6)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2021 was approximately $40.3 million, a decrease of approximately $44.8 million, or 53%, from approximately $85.1 million for the three months ended September 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 and a change in the fair value of our retail derivative portfolio.

Change in electricity volumes sold	$(30.0)
Change in natural gas volumes sold	(1.2)
Change in electricity unit cost per MWh	3.7
Change in electricity unit cost per MWh - Winter Storm Uri Credit	(0.5)
Change in natural gas unit cost per MMBtu	0.7
Change in value of retail derivative portfolio	(17.5)
Change in retail cost of revenues	$(44.8)

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2021 was approximately $9.7 million, a decrease of approximately $9.4 million, or 49%, as compared to $19.1 million for the three months ended September 30, 2020. This decrease was primarily attributable to lower employee costs, lower bad debt expense due to improved collection efforts and lower legal fees in the third quarter of 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2021 was approximately $5.0 million, a decrease of approximately $2.3 million, or 32%, from approximately $7.3 million for the three months ended September 30, 2020. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2021 was approximately $0.3 million, an increase of $0.1 million, or 49%, from approximately $0.2 million for the three months ended September 30, 2020 primarily due to increased sales activity in the third quarter of 2021 as compared to third quarter of 2020. The low customer acquisition cost in both periods was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total Revenues. Total revenues for the nine months ended September 30, 2021 were approximately $293.2 million, a decrease of approximately $142.6 million, or 33%, from approximately $435.8 million for the nine months ended September 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes due to a smaller customer book in 2021 as compared to 2020, partially offset by an increase in electricity unit revenue per MWh.

Change in electricity volumes sold	$(138.6)
Change in natural gas volumes sold	(20.5)
Change in electricity unit revenue per MWh	13.2
Change in electricity unit revenue per MMBtu - Winter Storm Uri	0.9
Change in natural gas unit revenue per MMBtu	2.5
Change in net asset optimization revenue (expense)	(0.1)
Change in total revenues	$(142.6)

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2021 was approximately $198.6 million, a decrease of approximately $70.9 million, or 26%, from approximately $269.5 million for the nine months ended September 30, 2020, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021, a decrease due to change in fair value of our retail derivative portfolio, offset by an increase in electricity and natural gas unit cost, as well as an increase in electricity supply costs due to Winter Storm Uri in the first quarter of 2021.

Change in electricity volumes sold	$(97.4)
Change in natural gas volumes sold	(9.2)
Change in electricity unit cost per MWh	0.8
Change in electricity unit cost per MWh - Winter Storm Uri	65.3
Change in natural gas unit cost per MMBtu	2.6
Change in value of retail derivative portfolio	(33.0)
Change in retail cost of revenues	$(70.9)

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2021 was approximately $33.1 million, a decrease of approximately $33.0 million, or 50%, as compared to $66.1 million for the nine months ended September 30, 2020. This decrease was primarily attributable to lower employee costs, lower bad debt expense in 2021 due to improved collection efforts and lower legal costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2021 was approximately $16.5 million, a decrease of approximately $7.6 million, or 32%, from approximately $24.1 million for the nine months ended September 30, 2020. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2021 was approximately $0.8 million, a decrease of approximately $1.0 million, or 57%, from approximately $1.8 million for the nine months ended September 30, 2020. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 during most of 2020 and 2021 and a reduction in targeted organic customer acquisitions as we focus our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Retail Electricity Segment
Total Revenues	$92,104	$132,958	$242,548	$366,981
Retail Cost of Revenues	41,035	82,061	179,762	241,712
Less: Net gain on non-trading derivatives, net of cash settlements	22,359	8,135	46,711	16,128
Non-recurring event - Winter Storm Uri	497	—	(64,403)	—
Retail Gross Margin (1) — Electricity	$28,213	$42,762	$80,478	$109,141
Volumes — Electricity (MWhs) (3)	777,340	1,165,500	2,013,468	3,235,222
Retail Gross Margin (2) (4) — Electricity per MWh	$36.29	$36.69	$39.97	$33.74

Retail Natural Gas Segment
Total Revenues	$6,163	$8,230	$51,173	$69,185
Retail Cost of Revenues	(737)	3,057	18,880	27,834
Less: Net gain on non-trading derivatives, net of cash settlements	4,243	904	5,449	3,006
Retail Gross Margin (1) — Gas	$2,657	$4,269	$26,844	$38,345
Volumes — Gas (MMBtus)	668,063	949,088	5,765,588	8,198,827
Retail Gross Margin (2) — Gas per MMBtu	$3.98	$4.50	$4.66	$4.68

(1) Reflects the Retail Gross Margin attributable to our Retail Electricity Segment or Retail Natural Gas Segment, as applicable. Retail Gross Margin is a non-GAAP financial measure. See "Non-GAAP Performance Measures" for a reconciliation of Retail Gross Margin to most directly comparable financial measures presented in accordance with GAAP.
(2) Reflects the Retail Gross Margin for the Retail Electricity Segment or Retail Natural Gas Segment, as applicable, divided by the total volumes in MWh or MMBtu, respectively.
(3) Excludes volumes (8,402 MWhs) related to Winter Storm Uri impact for the nine months ended September 30, 2021.
(4) Retail Gross Margin - Electricity per MWh excludes Winter Storm Uri impact.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2021 were approximately $92.1 million, a decrease of approximately $40.9 million, or 31%, from approximately $133.0 million for the three months ended September 30, 2020. This decrease was largely due to lower volumes sold, resulting in a decrease of $44.3 million as a result of a smaller customer book in 2021, offset by higher retail electricity prices which resulted in an increase of $3.4 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2021 were approximately $41.0 million, a decrease of approximately $41.1 million, or 50%, from approximately $82.1 million for the three months ended September 30, 2020. This decrease was primarily due to fewer customers, resulting in a decrease of $30.0 million, an increase in supply costs of $3.2 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $14.3 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2021 was approximately $28.2 million, a decrease of approximately $14.5 million, or 34%, from approximately $42.8 million for the three months ended September 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(14.3)
Change in unit margin per MWh	0.2
Change in electricity unit cost per MWh - Winter Storm Uri Credit	(0.5)
Change in retail electricity segment retail gross margin	$(14.6)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2021 were approximately $6.2 million, a decrease of approximately $2.0 million, or 25%, from approximately $8.2 million for the three months ended September 30, 2020. This decrease was primarily attributable to lower volumes sold, which decreased total revenues by $2.4 million offset by an increase of $0.4 million related to higher natural gas rates.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2021 were approximately $(0.7) million, a decrease of $3.8 million, or 124%, from approximately $3.1 million for the three months ended September 30, 2020. This decrease was primarily due to lower volumes resulting in a decrease of $1.2 million, higher natural gas costs, which resulted in an increase of $0.7 million, and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $3.3 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2021 was approximately $2.7 million, a decrease of approximately $1.6 million, or 38%, from approximately $4.3 million for the three months ended September 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(1.3)
Change in unit margin per MMBtu	(0.3)
Change in retail natural gas segment retail gross margin	$(1.6)

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2021 were approximately $242.5 million, a decrease of approximately $124.5 million, or 34%, from approximately $367.0 million for the nine months ended September 30, 2020. This decrease was largely due to a decrease in volumes, resulting in a decrease of $138.6 million. This was partially offset by higher weighted average revenue rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $13.2 million and an increase of $0.9 million related to electricity revenue due to Winter Storm Uri.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2021 was approximately $179.8 million, a decrease of approximately $61.9 million, or 26%, from approximately $241.7 million for the nine months ended September 30, 2020. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $97.4 million. This decrease was further impacted by increased electricity prices, which resulted in an increase in retail cost of revenues of $0.8 million and a decrease of $30.7 million due to a change in the value of our retail derivative portfolio used for hedging. This was offset by an increase in supply cost of $65.3 million related to Winter Storm Uri.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2021 was approximately $80.5 million, a decrease of approximately $28.6 million, or 26%, from approximately $109.1 million for the nine months ended September 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(41.2)
Change in gross margin - Winter Storm Uri	64.4
Change in unit margin per MWh	(51.8)
Change in retail electricity segment retail gross margin	$(28.6)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2021 were approximately $51.2 million, a decrease of approximately $18.0 million, or 26%, from approximately $69.2 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in volumes of $20.5 million, partially offset by higher rates, which resulted in an increase in total revenues of $2.5 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2021 was approximately $18.9 million, a decrease of approximately $8.9 million, or 32%, from approximately $27.8 million for the nine months ended September 30, 2020. The decrease of $9.2 million was related to lower volumes and a decrease of $2.3 million due to a change in the value of our derivative portfolio used for hedging, offset by increased supply costs of $2.6 million.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2021 was approximately $26.8 million, a decrease of approximately $11.5 million, or 30%, from approximately $38.3 million for the nine months ended September 30, 2020, as indicated in the table below (in millions).

Change in volumes sold	$(11.5)
Change in unit margin per MMBtu	—
Change in retail natural gas segment retail gross margin	$(11.5)

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

Liquidity Position

The following table details our available liquidity as of September 30, 2021:

($ in thousands)	September 30, 2021
Cash and cash equivalents	$89,422
Senior Credit Facility Availability (1)	30,121
Subordinated Debt Facility Availability (2)	15,000
Total Liquidity	$134,543
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2021.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$18,772	$83,948
Net cash used in investing activities	$(3,689)	$(1,219)
Net cash provided (used) in financing activities	$11,352	$(65,017)

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2021 decreased by $65.2 million compared to the nine months ended September 30, 2020. The decrease was primarily the result of the non-recurring Winter Storm Uri related costs of $64.4 million for the nine months ended September 30, 2021.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $2.5 million for the nine months ended September 30, 2021. The increase was primarily the result of increased capital spending and increases relating to customer acquisitions during the nine months ended September 30, 2021.

Cash Flows Provided by Financing Activities. Cash flows provided by financing activities increased by $76.4 million for the nine months ended September 30, 2021, primarily due to an increase in net borrowings under our Senior Credit Facility of $53.0 million and an increase in sub-debt borrowing of $10.0 million during the nine months ended September 30, 2021.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of September 30, 2021, we had total commitments of $227.5 million under the Senior Credit Facility, of which $154.4 million was outstanding, including $24.4 million of outstanding letters of credit, with a maturity date of July 31, 2022. On October 15, 2021, we entered into the Fifth Amendment to the Senior Credit Facility, which, among other things extended the maturity date to October 2023, added a provision for Acquisition Loans (subject to limits as defined in the agreement), and terminated the provision allowing for Share Buyback Loans. See Note 9 "Debt" for further discussion.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of September 30, 2021, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of September 30, 2021, we had availability to borrow up to $30.1 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of September 30, 2021, there was $10.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $15.0 million under the Subordinated Debt Facility. In October 2021, we amended the Subordinated Debt Facility solely to extend the maturity date from January 31, 2023 to January 31, 2025. See Note 9 "Debt" for further information regarding the extension of the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, as amended by the Fifth Amendment, matures in October 2023, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2021 was $130.0 million. The current variable interest rate on the facility at September 30, 2021 was 3.75%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2021 and 2020, we spent a total of $0.3 million and $0.2 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2021 and 2020 included $2.2 million and $1.2 million, respectively, related to information systems improvements.

Dividends and Distributions

During the nine months ended September 30, 2021, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2020 of $0.18125 per share or $8.2 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the nine months ended September 30, 2021, Spark HoldCo made distributions of $11.2 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

For the nine months ended September 30, 2021, we paid $1.9 million of dividends to holders of our Series A Preferred Stock, and as of September 30, 2021, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which we paid on October 15, 2021. For the full year ended December 31, 2021, at the stated dividend rate of the Series A Preferred Stock of $2.1875 per share, we would be required to pay dividends of $7.9 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2021.

On October 20, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.546875 per share for the Series A Preferred Stock for the third quarter of 2021. Dividends on Class A common stock will be paid on December 15, 2021 to holders of record on December 1, 2021, and Series A Preferred Stock dividends will be paid on January 17, 2022 to holders of record on January 3, 2022.

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

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility and the provision providing for share repurchases in our Senior Credit Facility was removed as part of the October 2021 amendment to the facility (see discussion in Note 9 "Debt"). During the nine months ended September 30, 2021, we did not repurchase our Class A common stock. We do not expect share repurchases to be a use of liquidity and capital resources for the near term future.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of September 30, 2021, we had not been required to post additional collateral as a result of COVID-19.

As discussed above, during the Winter Storm Uri event, we were required to post a significant amount of collateral with ERCOT. Despite these posting requirements, we consistently maintained, and continue to maintain, sufficient liquidity to conduct our operations in the ordinary course. As of September 30, 2021, we had not been required to post additional collateral as a result of the Winter Storm Uri.

Off-Balance Sheet Arrangements
As of September 30, 2021, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of September 30, 2021, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain on our non-trading derivative instruments, net of cash settlements, was $26.6 million and $9.0 million for the three months ended September 30, 2021 and $52.2 million and $19.1 million for the nine months ended September 30, 2021 and 2020, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2020 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2021, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 236,616 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2021 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.2 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2021 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.2 million. As of September 30, 2021, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 5,386 MWhs. An increase of 10% in the forward market prices from their September 30, 2021 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2021 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 57% and 64% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2021 and 2020 and 59% and 64% for the nine months ended September 30, 2021 and 2020, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 0.8% and 1.4%, for the three months ended

September 30, 2021 and 2020, respectively, and 0.8% and 1.1% for the nine months ended September 30, 2021 and 2020, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2021 and 2020 was approximately 0.8% and 0.9% of non-POR market retail revenues, respectively, and our bad debt expense for the nine months ended September 30, 2021 and 2020 was approximately 0.04% and 2.0% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2021.
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
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2021, approximately $5.8 million of our total exposure of $34.5 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2021.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At September 30, 2021, we were co-borrowers under the Senior Credit Facility, under which $130.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2021, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2020 Form 10-K. There has been no material change in our risk factors from those described in the 2020 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2021.

Item 5. Other Information.

Vendor Cybersecurity Incident

On November 1, 2021, we were informed by one of our vendors that we use for third party verification services that it was the target of a ransomware attack. We use third party verification services to review and confirm a customer’s non-financial information for accuracy at the time of enrollment. Upon learning of this event, we immediately worked with the vendor to confirm the nature and scope of the attack and the data at issue, including how it relates to our customers and operations. We are continuing to work with the third party vendor to gather facts and information about the incident. At this time and based on our investigation to date, (i) there has been no unauthorized access or data breach on our servers or information technology systems, and (ii) we have been informed by the vendor that its data has been encrypted by the third-party, but not removed. Therefore, we do not presently believe we will incur a material loss or impact to our operations associated with this cybersecurity incident. However, due to the evolving, ongoing and sensitive nature of this incident, we cannot provide any assurances to the ultimate outcome, and the incident may ultimately lead to litigation, fines, other remedial action, heightened regulatory scrutiny and regulatory proceedings, diminished customer confidence and damage to our reputation.

Management Changes

On November 2, 2021, the Company was notified by James G. Jones II of his intent to retire as Chief Financial Officer, effective as of November 4, 2021.

In connection with Mr. Jones retirement, the Company and Mr. Jones entered into a Transition and Resignation Agreement and Mutual Release of Claims (the “Transition Agreement”). Subject to the terms and conditions of the Transition Agreement, Mr. Jones will receive separation payments in the amount of $300,000.00, less ordinary withholding for federal income, Social Security, and Medicare taxes (the “Separation Payment”). The Separation Payment will be paid in twenty-six substantially equal bi-weekly installments, less applicable withholdings, in accordance with the Company’s normal payroll practices. The Transition Agreement also provides for the accelerated vesting 107,971 restricted stock units (“RSUs”) granted to Mr. Jones under the Company’s Amended and Restated Long-Term Incentive Plan, subject to the terms and conditions of the Transition Agreement and withholding of 42,487 shares of common stock to satisfy tax obligations.

The Transition Agreement also provides for a release by Mr. Jones of any claims against the Company, its affiliates and its agents, and affirmation of existing confidentiality, non-competition, non-solicitation and non-disparagement obligations, and other restrictive covenants, as set forth in Mr. Jones’s employment agreement with the Company.

Within twenty-one days following the date of the Transition Agreement, and no later than November 25, 2021, Mr. Jones is required to execute a confirming release of claims (the “Confirming Release”). The Confirming Release may be revoked by Mr. Jones during the seven-day period beginning on the date Mr. Jones executes the Confirming Release.

The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety to the full text of the Transition Agreement, which is filed herewith as Exhibit 10.4 and is incorporated herein by reference.

On November 2, 2021, but effective November 4, 2021, the Company appointed Mike Barajas as Chief Financial Officer. Mr. Barajas, age 38, presently serves as our Vice President of Finance and Investor Relations. Prior to joining Via Renewables, Mr. Barajas served as director of accounting and reporting for NuDevco from April 2017 to September 2019, and as assistant controller from July 2015 to April 2017. Mr. Barajas holds a Master of Science in Accounting and a Bachelor of Business Administration in Accounting from the University of Houston. There are no understandings or arrangements between Mr. Barajas and any other person pursuant to which Mr. Barajas was selected to serve as Chief Financial Officer. There are no existing relationships between Mr. Barajas and any person that would require disclosure pursuant to Item 404(a) of Regulation S-K or any familial relationships that would require disclosure under Item 401(d) of Regulation S-K.

In connection with his appointment, the Company entered into an employment agreement, effective as of November 4, 2021 (the “Employment Agreement”), with Mr. Barajas. Pursuant to the Employment Agreement, Mr. Barajas will serve as Chief Financial Officer, and will receive an annual base salary of $250,000, as adjusted from time to time by the Company. The Employment Agreement provides for an initial term ending on December 31, 2022, and provides for subsequent one-year renewals unless either party gives at least 30 days prior notice to the end of the then existing term.

The Employment Agreement provides that, in the event Mr. Barajas is terminated by the Company other than for “Cause” or Mr. Barajas’s employment terminates due to either the Company’s election not to renew the term of the Employment Agreement or Mr. Barajas’s resignation for “Good Reason,” Mr. Barajas will, subject to execution of a release of claims, be entitled to receive the following payments and benefits:

•twelve months’ base salary plus an additional amount equal to Mr. Barajas’s target annual bonus for the year of termination pro-rated based upon the number of days Mr. Barajas was employed in the calendar year of termination and based upon the Company’s relative performance through such date of termination, payable in twelve substantially equal installments (the “Severance Payment”);
•any bonus earned for the calendar year prior to the year the termination occurs that is unpaid as of the date of termination (the “Post-Termination Bonus Payment”); and
•full vesting of any outstanding unvested awards held by Mr. Barajas under the Company’s Long Term Incentive Plan.

“Cause” under the Employment Agreement is generally defined to include: (a) a material uncured breach by Mr. Barajas of the Employment Agreement or any other material obligation owed to the Company, (b) commission of an act of gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement, which has or can reasonably be expected to have an adverse effect on the Company, (c) any conviction, indictment or plea of nolo contendere with respect to any felony or any crime involving moral turpitude, (d) uncured willful failure or refusal to perform obligations pursuant to the Employment Agreement or uncured willful failure or refusal to follow the lawful instructions of the Company’s Board of Directors, and (e) any conduct which is materially injurious to the Company.

“Good Reason” under the Employment Agreement is generally defined to include (a) a material diminution in base salary, (b) a material diminution in title, duties, authority or responsibilities, (c) relocation of corporate offices by more than fifty miles, or (d) material and uncured breach of the Employment Agreement by the Company.

A non-renewal of the term of the Employment Agreement by Mr. Barajas, a termination by reason of Mr. Barajas’s death or disability, a termination by the Company for “Cause,” a termination of employment by Mr. Barajas without

“Good Reason,” or a separation in connection with a “Change in Control” described below, does not give rise to a right to the Severance Payment or Post-Termination Bonus Payment.

If within 120 days prior to execution of a definitive agreement for a “Change in Control” transaction and 365 days after consummation or final closing of such transaction, Mr. Barajas’s employment is terminated by the Company other than for “Cause” or Mr. Barajas’s employment terminates due to either the Company’s election not to renew the term of the Employment Agreement or Mr. Barajas’s resignation for “Good Reason,” subject to execution of a release of claims and other conditions, Mr. Barajas is entitled to receive the following payments and benefits:

•a lump sum payment equal to 1.0 times Mr. Barajas’s base salary then in effect, and the full target annual bonus for the year the termination occurs, and payable within 15 days following the date the employment is terminated;
•any bonus earned for the calendar year prior to the year the termination occurs that is unpaid as of the date of termination, payable within 15 days following the date the employment is terminated;
•a pro rata target annual bonus for the year of termination, calculated based upon relative achievement through such date and payable within 15 days following the date in which employment is terminated;
•full vesting of any outstanding awards held by Mr. Barajas under the Company’s Long Term Incentive Plan; and
•reimbursement or payment of certain continuing health benefits, if elected by Mr. Barajas.

The Employment Agreement generally defines “Change in Control” to mean:

•the consummation of an agreement to acquire or a tender offer for beneficial ownership by any person, of 50% or more of the combined voting power of the Company’s outstanding voting securities entitled to vote generally in the election of directors, or by any person of 90% or more of the then total outstanding shares of Class A common stock;
•individuals who constitute the incumbent board cease for any reason to constitute at least a majority of the Board;
•consummation of certain reorganizations, mergers or consolidations or a sale or other disposition of all or substantially all of the Company’s assets;
•approval by the Company’s shareholders of a complete liquidation or dissolution;
•a public offering or series of public offerings by Retailco and its affiliates, as a selling shareholder group, in which their total interest drops below 10 million of the Company’s total outstanding voting securities;
•a disposition by Retailco and its affiliates in which their total interest drops below 10 million of the Company’s total outstanding voting securities; or
•any other business combination, liquidation event of Retailco and its affiliates or restructuring of the Company that the Compensation Committee deems in its discretion to achieve the principles of a Change in Control.

The Employment Agreement also provides for noncompetition and nonsolicitation covenants that are in effect during the period of Mr. Barajas’s employment and for a period of 12 months thereafter, and customary provisions regarding the return of property.

In connection with his appointment and pursuant to the Employment Agreement, the Board approved a grant of 10,000 RSUs with dividend equivalent rights to Mr. Barajas. The RSUs vest as follows: (1) 25% on May 18, 2022, (2) 25% on May 18, 2023, (3) 25% on May 18, 2024 and (4) 25% on May 18, 2025. The grant of RSUs will be made pursuant to the Company’s Form of Restricted Stock Unit Agreement and Form of Notice of Grant of Restricted Stock Unit.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety to the full text of the Employment Agreement, which is filed herewith as Exhibit 10.5 and is incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1*	Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through August 6, 2021
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.1	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1#	Amendment No. 5 to the Credit Agreement, dated as of October 15, 2021, by and among Via Renewables, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coöperatieve Rabobank U.A., New York Branch, as agent, and the Banks Party thereto.	8-K	10.1	10/21/2021	001-36559
10.2	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Via Renewables, Inc., dated October 13, 2021.	8-K	10.2	10/21/2021	001-36559
10.3*†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.

10.4*†	Transition and Resignation Agreement and Mutual Release of Claims, dated November 4, 2021, by and between Via Renewables, Inc. and James Jones
10.5*†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Via Renewables, Inc.

November 4, 2021	/s/ James G. Jones II
James G. Jones II
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)