Form 10-K
period 2021-12-31
Via Renewables, Inc.
filed 2022-03-03
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
        Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $11.33, was approximately $135 million. The registrant, solely for the purpose of this required presentation, deemed its Board of Directors and Executive Officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.

There were 15,659,683 shares of Class A common stock, 20,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of March 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•the ultimate impact of the 2021 severe weather event, including future benefits or costs related to ERCOT market Securitization efforts, and any corrective action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas;
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

Risk Factor Summary
Our business, financial condition, cash flows, results of operations and ability to pay dividends on our Class A common stock and Series A Preferred Stock could be materially and adversely affected by, and the price of our Class A common stock and Series A Preferred Stock could decline due to a number of factors, whether currently known or unknown, including but not limited to those summarized below. You should carefully consider the risk factors summarized below and described in more detail in Item 1A. — Risk Factors, together with the other information contained in this Annual Report.
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
•We rely on third party vendors for our customer acquisition verification, billing and transactions platform that exposes us to third party performance risk and other risk
•A large portion of our current customers are concentrated in a limited number of states, making us vulnerable to customer concentration risks.
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

Our Operations

As of December 31, 2021, we operated in 100 utility service territories across 19 states and the District of Columbia and had approximately 408,000 residential customer equivalents (“RCEs”). An RCE is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in fifteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio and Pennsylvania) and electricity customers in twelve states (Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Texas) and the District of Columbia using seven brands (Electricity Maine, Electricity N.H., Major Energy, Provider Power Mass, Respond Power, Spark Energy, and Verde Energy).

COVID-19 Impact

The outbreak of the novel coronavirus ("COVID-19") adversely impacted economic activity worldwide. In response to the COVID-19 pandemic, we deployed a remote working strategy in March 2020 that enabled our employees to work from home, provided timely communication to team members, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to our workforce. Our workforce resumed normal work schedules at our corporate headquarters in May 2021, however with the rise of different variants, most recently the omicron variant, we have implemented adjusted work from home policies for certain employees.

Please see "Item 1A — Risk Factors" and "Item 7. — Management's Discussion and Analysis" for further discussion.
Customer Contracts and Product Offerings

Fixed and variable-price contracts

We offer a variety of fixed-price and variable-price service options to our natural gas and electricity customers. Under our fixed-price service options, our customers purchase natural gas and electricity at a fixed price over the life of the customer contract, which provides our customers with protection against increases in natural gas and electricity prices. Our fixed-price contracts typically have a term of one to two years for residential customers and up to four years for commercial customers, and most provide for an early termination fee in the event that the customer terminates service prior to the expiration of the contract term. In a typical market, we offer fixed-price electricity plans for 6, 12 and 24 months and fixed-price natural gas plans from 12 to 24 months, which may or may not provide for a monthly service fee and/or a termination fee, depending on the market and customer type. Our variable-price service options carry a month-to-month term and are priced based on our forecasts of underlying commodity prices and other market and business factors, including the competitive landscape in the market and the regulatory environment, and may also include a monthly service fee depending on the market and customer type. Our variable plans may or may not provide for a termination fee, depending on the market and customer type.

The fixed/variable splits of our RCEs were as follows as of December 31, 2021:

Green products and renewable energy credits

The reduction of carbon emission has become a major focus around the world. We offer renewable and carbon neutral (“green”) products in several markets. Green energy products are a growing market opportunity and typically provide increased unit margins as a result of improved customer satisfaction. Renewable electricity products allow customers to choose electricity sourced from wind, solar, hydroelectric and biofuel sources, through the purchase of renewable energy credits (“RECs”). A REC is a market-based instrument that represents the realized renewable attributes of renewable-based power generation. When we procure RECs on behalf of our customers, we are claiming their share of renewable generation that was delivered to the electric grid, directly supporting renewable generators.

Carbon neutral natural gas products give customers the option to reduce or eliminate the carbon footprint associated with their energy usage through the purchase of carbon offset credits. These products typically provide for fixed or variable prices and generally follow the same terms as our other products with the added benefit of carbon reduction and reduced environmental impact.

We utilize RECs to offset customer volumes related to customers enrolled in renewable energy plans. As of December 31, 2021, approximately 30% of our customers utilized green products. Also, as a key element of our corporate rebranding and our commitment to sustainability, we began offsetting 100% of customer volume beginning in the second quarter of 2021, by procuring RECs on behalf of our customers.

In addition to the RECs we purchase to satisfy our voluntary requirements under the terms of our green contracts with our customers and to support our corporate sustainability initiatives, we must also purchase a specified number of RECs based on the amount of electricity we sell in a state in a year pursuant to individual state renewable portfolio standards. We forecast the price for the required RECs at the end of each month and incorporate this cost component into our customer pricing models.

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

As a result of the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during 2021 compared to historical amounts. As these orders have largely expired, we expect our customer acquisition costs with respect to door to door marketing to slowly return to historic levels. We are unable to predict our future customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this “Annual Report.”

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

Once a product has been created for a particular market, we then develop a marketing campaign. We identify and acquire customers through a variety of sales channels, including our inbound customer care call center, outbound calling, online marketing, opt-in web-based leads, email, direct mail, door-to-door sales, affinity programs, direct sales, brokers and consultants. For residential customers, we have historically used indirect sales brokers, web based solicitation, door-to-door sales, outbound calling, and other methods. For 2021, the largest channels were telemarketing and web-based sales. We typically use brokers or direct marketing to obtain C&I customers, which are typically larger and have greater natural gas and electricity requirements. At December 31, 2021, our customer base was 73% residential and 27% C&I customers. In our sales practices, we typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and manage customer acquisition costs. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

Acquisitions

We actively monitor acquisition opportunities that may arise in the domestic acquisition market, and seek to acquire both portfolios of customers as well as retail energy companies utilizing some combination of cash and borrowings under our senior secured borrowing base credit facility ("Senior Credit Facility), the issuance of common or preferred stock, or other financing arrangements. Historically, our customer acquisition strategy has been executed using both third parties and through affiliated relationships. See “—Relationship with our Founder, Majority Shareholder and Chief Executive Officer” for a discussion of affiliate relationships.

The following table provides a summary of our acquisitions over the past five years:

Company / Portfolio	Date Completed	RCEs	Segment	Acquisition Source
Perigee Energy, LLC	April 2017	17,000	Natural Gas Electricity	Affiliate
Verde Companies (1)	July 2017	145,000	Electricity	Third Party
Customer Portfolio	October 2017	44,000	Electricity	Third Party
HIKO Energy, LLC	March 2018	29,000	Natural Gas Electricity	Third Party
Customer Portfolio	December 2018	35,000	Natural Gas Electricity	Affiliate
Customer Portfolio	May 2019	60,000	Natural Gas Electricity	Third Party
Customer Portfolio	May 2021	45,000	Electricity	Third Party
Customer Portfolio	July 2021	33,000	Natural Gas	Third Party

(1)    Included Verde Energy USA, Inc.; Verde Energy USA Commodities, LLC; Verde Energy USA Connecticut, LLC; Verde Energy USA DC, LLC; Verde Energy USA Illinois, LLC; Verde Energy USA Maryland, LLC; Verde Energy USA Massachusetts, LLC; Verde Energy USA New Jersey, LLC; Verde Energy USA New York, LLC; Verde Energy USA Ohio, LLC; Verde Energy USA Pennsylvania, LLC; Verde Energy USA Texas Holdings, LLC; Verde Energy USA Trading, LLC; and Verde Energy Solutions, LLC (collectively, the “Verde Companies”).

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

In most markets, we hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. Alternatively, we may use physical products to hedge our electricity exposure rather than buying physical electricity in the day-ahead market from the ISO. During the year ended December 31, 2021, we transacted physical and financial settlements of electricity with approximately 11 suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery point where the local regulated utility takes control of the natural gas and delivers it to individual customer locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2021, we transacted physical and financial settlements of natural gas with approximately 83 wholesale counterparties.

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

In territories where POR programs have been established, the local regulated utility purchases our receivables, and then becomes responsible for billing and collecting payment from the customer. In return for their assumption of risk, we receive slightly discounted proceeds on the receivables sold. POR programs result in substantially all of our credit risk being linked to the applicable utility and not to our end-use customers in these territories. For the year ended December 31, 2021, approximately 59% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.9% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our subsequent collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of regulatory orders (including those related to COVID-19). Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

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

We assess the adequacy of the allowance for doubtful accounts through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2021 was $0.4 million, or 0.1% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense for the year ended December 31, 2021.

We do not have high concentrations of sales volumes to individual customers. For the year ended December 31, 2021, our largest customer accounted for less than 1% of total retail energy sales.

Counterparty Credit Risk in Wholesale Markets

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including those that occur as a result of being unable to secure replacement supplies of natural gas or electricity on a timely or cost-effective basis or at all. At December 31, 2021, approximately $6.6 million of our total exposure of $7.2 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee.

Operational Risk

As with all companies, we are at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations. We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continually enhance awareness through employee education and accountability. During 2021, we did not experience any material loss related to cyber-attacks or other information security breaches.

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

We have historically leveraged our relationship with affiliates of our founder, majority shareholder and Chief Executive Officer, W. Keith Maxwell III (our “Founder”), to execute our strategy, including sourcing acquisitions, financing, and operations support. Our Founder owns NG&E, which was formed for the purpose of purchasing retail energy companies and retail customer books that may ultimately be resold to us. This relationship has afforded us access to opportunities that may not have otherwise been available to us due to our size and availability of capital.

We may engage in additional transactions with NG&E in the future and expect that any such transactions would be funded by a combination of cash, subordinated debt, or the issuance of Class A or Class B common stock. Actual consideration paid for the assets would depend, among other things, on our capital structure and liquidity at the time of any transaction. Although we believe our Founder would be incentivized to offer us additional acquisition opportunities, he and his affiliates are under no obligation to do so, and we are under no obligation to buy assets from them. Any acquisition activity involving NG&E or any other affiliate of our Founder will be subject to negotiation and approval by a special committee of our Board of Directors consisting solely of independent directors. Please see “Item 1A — Risk Factors” in this Annual Report for risks related to acquisitions and transactions with our affiliates.

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

Natural gas accounted for approximately 19% of our retail revenues for the year ended December 31, 2021, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

New Jersey and Connecticut

Certain state commissions have begun efforts to restrict the ability of retail suppliers to “pass through” costs to customers associated with certain changes in law or regulatory requirements. For example, on January 22, 2019, the New Jersey Board of Public Utilities (“NJ BPU”) sent a cease and desist letter to third party suppliers (“TPS”) in New Jersey instructing that a TPS may not charge a customer rate that is higher than the fixed rate applicable during the period for which that rate was fixed. The letter notified TPS that such increases were prohibited and instructed TPS to refund customers amounts charged in excess of the applicable fixed rate. Parties have challenged the NJ BPU’s letter and it is not clear at this time whether refunds will be required. Similarly, the Connecticut Public Utilities Regulatory Authority (“PURA”) opened a docket after receiving complaints regarding increases by suppliers to certain fixed-price supplier contracts due to change in law triggers. PURA will consider whether suppliers’ actions constitute unfair and deceptive trade practices or otherwise violates applicable laws. These state actions provide examples where the Company may be required to assume costs that it otherwise would pass on to customers under its change in law provisions and potentially provide refunds to certain customers.

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

Employees

As of December 31, 2021, we employed 169 full-time employees. Our employees are not represented by a collective bargaining unit. We have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.

We are dedicated to attracting and retaining talent across a variety of backgrounds, with varying experiences, perspectives and ideas, while having an inclusive culture. As of December 31, 2021, approximately 51% of our workforce was male and 49% female. We encourage and support the development of our employees wherever possible, and seek to fill positions through promotions and transfers within the organization. Continued learning and career development is advanced through ongoing performance and development conversations with employees and internally developed training programs.

We provide competitive compensation and benefits programs to our employees. These programs include, subject to eligibility policies, a 401(k) Plan, healthcare and insurance benefits, long term incentive awards in the form of restricted stock units to certain employees, health savings and flexible spending accounts, paid time off, family leave and employee assistance programs.

We strive to be good corporate citizen by being involved with numerous local community and charitable organizations through financial contributions and volunteer events. To encourage volunteerism, we offer paid time off to employees to volunteer in the community during work hours.

Facilities

Our corporate headquarters is located in Houston, Texas.

Available Information

Our website is located at www.viarenewables.com. We make available our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Any materials filed with the SEC may be read and copied at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Our business, financial condition, cash flows, results of operations and ability to pay dividends on our Class A common stock and Series A Preferred Stock could be materially and adversely affected by, and the price of our Class A common stock and Series A Preferred Stock could decline due to a number of factors, whether currently known or unknown, including but not limited to those described below. You should carefully consider these risk factors together with the other information contained in this Annual Report.
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

For example, in February 2021, the U.S. experienced winter storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the Electric Reliability Counsel of Texas (“ERCOT”) service area experienced extreme volatility and price increases beyond the maximum allowed clearing prices. Less extreme price fluctuations can also occur as a result of routine winter weather fluctuations.

In the event of price fluctuations, we may not be able to pass along changes to the prices we pay to acquire commodities to our customers as such pricing fluctuations can attract consumer class actions as well as state and federal regulatory actions.

We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.

The ongoing COVID-19 pandemic is an evolving situation around the globe that continues to adversely impact economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to governmental shutdowns, business closures, and disruptions to supply chains and consumer behaviors around the world. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19, or any particular variant of COVID–19, will have a future material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.
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
Conversely, when winters are colder or summers are warmer, consumption may outpace the volumes of natural gas and electricity against which we have hedged, and we may be unable to meet increased demand with storage or swing supply. In these circumstances, such as with winter storm Uri, we may experience reduced margins or even losses if we are required to purchase additional supply at higher prices. We may fail to accurately anticipate demand due to fluctuations in weather or to effectively manage our supply in response to a fluctuating commodity price environment.
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
For additional information regarding the nature and status of certain proceedings, see Note 13 "Commitments and Contingencies" to the audited consolidated financial statements.
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
We may have liquidity needs that would prevent us from continuing our historical practice as it relates to the payment of dividends on our Class A common stock and Series A Preferred Stock. The primary factor that would lead to a change in the dividend policy would be decreased liquidity due to decreasing customer book.

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

State regulations may adversely impact customer acquisition and renewal revenue and profitability, and organic growth. For example, New York State limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings.

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
The markets in which we compete are highly competitive, and we may face difficulty retaining our existing customers or obtaining new customers due to competition. We encounter significant competition from local regulated utilities or their retail affiliates and traditional and new retail energy providers. Competitors may offer different products, lower prices, and other incentives, which may attract customers away from our business. Many of these competitors or potential competitors are larger than us, have access to more significant capital resources, have stronger vendor relationships, have more well-established brand names and have larger existing installed customer bases.
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
We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2021, customers in non-POR markets represented approximately 41% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.
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

Cybersecurity risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication, magnitude and frequency of cyberattacks and data security breaches. A cyber-attack on our information management systems or those of our vendors could severely disrupt business operations, preventing us from billing and collecting revenues, and could result in significant expenses to investigate and repair security breaches or system damage, lead to litigation, fines, other remedial action, heightened regulatory scrutiny, diminished customer confidence and damage to our reputation. Although we maintain cyber-liability insurance that covers certain damage caused by cyber events, it may not be sufficient to cover us in all circumstances.
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

We rely on third party vendors for our customer acquisition verification, billing and transactions platform that exposes us to third party performance risk and other risk.
We have outsourced our back office customer billing and transactions platforms to third party vendors, and we rely heavily on the continued performance of the vendors under our current outsourcing agreement. Our vendors may fail to operate in accordance with the terms of the outsourcing agreement, be subject to cyber-security attacks, or a bankruptcy or other event may prevent them from performing under our outsourcing agreement.

For example, on November 1, 2021, we were informed by one of our vendors that we use for third party verification services that it was the target of a ransomware attack. We use third party verification services to review and confirm a customer’s non-financial information for accuracy at the time of enrollment. Upon learning of this event, we immediately worked with the vendor to confirm the nature and scope of the attack and the data at issue, including how it relates to our customers and operations. After a thorough investigation, we believe that there was no impact to us. However, we remain subject to risk through our vendors and future events or additional developments that could have a material adverse impact on us.
A large portion of our current customers are concentrated in a limited number of states, making us vulnerable to customer concentration risks.
As of December 31, 2021, approximately 64% of our RCEs were located in five states. Specifically, 17%, 16%, 13%, 9% and 8% of our customers on an RCE basis were located in TX, PA, NY, MA, and NJ respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. The states that contain a large percentage of our customers could reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to operate economically in that state.
Increases in state renewable portfolio standards or an increase in the cost of renewable energy credit and carbon offsets may adversely impact the price, availability and marketability of our products.
Pursuant to state renewable portfolio standards, we must purchase a specified amount of RECs based on the amount of electricity we sell in a state in a year. In addition, we have contracts with certain customers that require us to purchase RECs or carbon offsets and as part of sustainability efforts have made a corporate commitment to fully offset 100% of customer volume beginning on April 1, 2021 with RECS or carbon offsets. If a state increases its renewable portfolio standards, the demand for RECs within that state will increase and therefore the market price for RECs could increase. We attempt to forecast the price for the required RECs and carbon offsets at the end of each month and incorporate this forecast into our customer pricing models, but the price paid for RECs and carbon offsets may be higher than forecasted. We may be unable to fully pass the higher cost of RECs through to our customers, and increases in the price of RECs may decrease our results of operations and affect our ability to compete with other energy retailers that have not contracted with customers to purchase RECs or carbon offsets. Further, a price increase for RECs or carbon offsets may require us to decrease the renewable portion of our energy products, which may result in a loss of customers. A further reduction in benefits received by local regulated utilities from production tax credits in respect of renewable energy may adversely impact the availability to us, and marketability by us, of renewable energy under our brands.
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

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing, and in some cases telemarketing, during the pandemic, which has restricted some of the manners we use to market for organic sales. In response, the Company has focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs. In November, 2020, the Company began active door-to-door marketing activities in certain markets where allowed by states’ regulations. We believe that the telemarketing and door-to-door restrictions will continue to lessen over time, but we cannot provide any certainty that these marketing channels will not undergo future restrictions.

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
We rely on third party vendors for our customer billing and transactions platform that exposes us to third party performance risk and cyber-security risk. We have outsourced our back office customer verification, billing and transactions platforms to third party vendors, and we rely heavily on the continued performance of the vendors under our current outsourcing agreement. Our vendors may fail to operate in accordance with the terms of the outsourcing agreement or a bankruptcy or other event may prevent them from performing under our outsourcing agreement.
Risks Related to Our Capital Structure and Capital Stock
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations or pay dividends. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.
We have $135.0 million of indebtedness outstanding and $27.7 million in issued letters of credit under our Senior Credit Facility, and zero of indebtedness outstanding under our Subordinated Facility as of December 31, 2021. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have negative consequences, including:
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
If we are unable to satisfy financial covenants in our debt instruments, it could result in an event of default that, if not cured or waived, may entitle the lenders to demand repayment or enforce their security interests. Our Senior Credit Facility will mature in October 13, 2023, and we cannot assure that we will be able to negotiate a new credit arrangement on commercially reasonable terms.
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
Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation and bylaws. Our Founder controls 65.8% of the combined voting power of the Class A and Class B common stock as of December 31, 2021 through his direct and indirect ownership in us.
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock with respect to dividends and distributions, as our board of directors may determine. Through December 31, 2021, we have issued an aggregate of 3,567,543 shares of Series A Preferred Stock.
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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations except as described in Part II, Item 8 “Financial Statements and Supplementary Data,” Note 13 "Commitments and Contingencies" to the audited consolidated financial statements, which are incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “VIA." There is no public market for our Class B common stock. On March 1, 2022, we had one holder of record of our Class A common stock and two holders of record of our Class B common stock, excluding stockholders for whom shares are held in “nominee” or “street name.”

Dividends

We typically pay a cash dividend each quarter to holders of our Class A common stock to the extent we have cash available for distribution and are permitted to do so under the terms of our Senior Credit Facility.

Recent Sales of Unregistered Equity Securities

We have not sold any unregistered equity securities other than as previously reported.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2021 and December 31, 2021.

Stock Performance Graph

The following graph compares the quarterly performance of our Class A common stock to the NASDAQ Composite Index ("NASDAQ Composite") and the Dow Jones U.S. Utilities Index ("IDU"). The chart assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2016 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Total Return Performance
$300
$250
$200
$150
$100
$50
$0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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

Item 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. In this Annual Report, the terms “Via," "Via Renewables," "Spark Energy," “Company,” “we,” “us” and “our” refer collectively to Via Renewables, Inc. and its subsidiaries.
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2021, we operated in 100 utility service territories across 19 states and the District of Columbia.
Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2021, 2020 and 2019, approximately 81%, 83% and 85%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2021, 2020 and 2019, approximately 19%, 17% and 15%, respectively, of our retail revenues were derived from the sale of natural gas.

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

COVID-19

The outbreak of the novel coronavirus ("COVID-19") adversely impacted economic activity and conditions worldwide. In response to the COVID-19 pandemic, we deployed a remote working strategy in March 2020 that enabled our employees to work from home, provided timely communication to team members, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to our workforce. Our workforce resumed normal work schedules at our corporate headquarters in May

2021 however, with the rise of different variants, most recently the omicron variant, we have implemented adjusted work from home policies for certain employees.

A slower than planned ramp-up of our door-to-door sales channels as COVID-19 restrictions have lifted, and building new vendor relationships and establishing sales teams has significantly impacted our business, financial condition and results of operations during the year ended December 31, 2021. We are continuing to monitor developments involving customers and suppliers and the impact on our operations, business, financial condition, liquidity and results of operations for future periods.

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

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment as of December 31, 2021, 2020 and 2019:

RCEs:
	December 31,
(In thousands)	2021	2020	2019
Retail Electricity	298	303	533
Retail Natural Gas	110	97	139
Total Retail	408	400	672

The following table details our count of RCEs by geographical location as of December 31, 2021:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	95	32%	13	11%	108	26%
Mid-Atlantic	104	35%	59	54%	163	40%
Midwest	27	9%	22	20%	49	12%
Southwest	72	24%	16	15%	88	22%
Total	298	100%	110	100%	408	100%

The geographical locations noted above include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

Across our market areas, we have operated under a number of different retail brands. We currently operate under six retail brands. During 2021 and 2020, we consolidated certain brands and billing systems in an effort to simplify our business operations where practical.

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

During the year ended December 31, 2021, we added approximately 79,000 RCEs through our various organic sales channels. This amount was significantly lower than historical periods primarily due to limitation of our door-to-door marketing as a result of COVID-19 during the majority of 2021, a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality, and a slow ramp-up of marketing once restrictions were lifted. As these orders have largely expired, we expect our customer growth to return to historical levels. However, we are unable to predict the ultimate effect on our organic sales, financial results, cash flows, and liquidity at this time.

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which has restricted some of the methods we have historically used to market for organic sales. In response, we have focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs. In November 2020, we began active door-to-door marketing activities in certain markets where not prohibited by states' COVID-19 restrictions.

We also acquire companies and portfolios of customers through both external and affiliated channels. During the year ended December 31, 2021, we added approximately 78,000 RCEs as a result of a series of asset purchase agreements entered in May 2021 and July 2021. Refer to Note 16 “Customer Acquisitions” for further discussion. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2022.

RCE Activity

The following table shows our RCE activity during the years ended December 31, 2021, 2020 and 2019.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Net Annual Increase (Decrease)
December 31, 2018	754	154	908	(13)%
Additions	189	58	247
Attrition	(410)	(73)	(483)
December 31, 2019	533	139	672	(26)%
Additions	38	8	46
Attrition	(268)	(50)	(318)
December 31, 2020	303	97	400	(40)%
Additions	110	47	157
Attrition	(115)	(34)	(149)
December 31, 2021	298	110	408	2%

In 2020, our attrition exceeded customer additions primarily due to the non-renewal of certain larger C&I customer contracts and limitations on our ability to sell through door-to-door and telemarketing activities as a result of orders by regulatory agencies and governmental authorities' responses to the COVID-19 pandemic. Average monthly attrition rates during 2021, 2020 and 2019 were as follows:

	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2019	5.0%	7.0%	4.0%	3.8%	5.4%
2020	5.0%	7.7%	3.0%	3.5%	5.7%
2021	3.3%	3.4%	2.4%	3.3%	4.2%

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Customer attrition during the year ended December 31, 2021 was lower compared to the prior year due to our pro-active non-renewal of some of our lower-margin large commercial contracts in prior years, which did not re-occur in 2021.

Customer Acquisition Costs

Managing customer acquisition costs is a key component of our profitability. Customer acquisition costs are those costs related to obtaining customers organically and do not include the cost of acquiring customers through acquisitions, which are recorded as customer relationships. For each of the three years ended December 31, 2021, customer acquisition costs were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Customer Acquisition Costs	$1,415	$1,513	$18,685

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

As described above, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during the twelve months ended December 31, 2021 and 2020, respectively, compared to historical amounts. Our gradual increase of marketing efforts as restrictions have been lifted resulted in increased marketing and customer acquisition costs, although still lower compared to historical amounts. We expect our customer acquisition costs with respect to door to door marketing to slowly return to historic levels. We are incurring costs related to other manners of marketing, such as online marketing.

Customer Credit Risk

Approximately 59% of our revenues are derived from customers in utilities where customer credit risk is borne by the utility in exchange for a discount on amounts billed. Where we have customer credit risk, we record bad debt based on an estimate of uncollectible amounts. Our bad debt expense on non-POR revenues was as follows:

	Year Ended December 31,
	2021	2020	2019
Total Non-POR Bad Debt as Percent of Revenue	0.2%	1.6%	3.3%

During the year ended December 31, 2021, we experienced lower bad debt expense versus 2020 primarily due to an increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the year ended December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, approximately 59%, 64% and 67%, respectively, of our retail revenues were collected through POR programs where substantially all of our credit risk was with local regulated utility companies. As of December 31, 2021, 2020 and 2019, all of these local regulated utility companies had investment grade ratings. During these same periods, we paid these local regulated utilities a weighted average discount of approximately 0.9%, 1.2% and 0.8%, respectively, of total revenues for customer credit risk protection.

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

Winter Storm Uri

During the first quarter of 2021, the U.S. experienced Winter Storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the ERCOT service area reached or exceeded maximum allowed clearing prices. As of December 31, 2021, we recorded a net loss of approximately $64.4 million as a direct result of Winter Storm Uri. Although our hedge position was 120% of our forecasted demand in Texas for the month of February, we were still required to purchase power at unprecedented prices for an extended period of time during the storm. These price caps imposed by ERCOT for the duration of the storm and beyond have never been experienced in any deregulated market in which we serve. The policies imposed on the electricity markets by ERCOT related to pricing resulted in overall negative impact on our electricity unit margin for 2021.

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

Net asset optimization resulted in a loss of $4.2 million, a loss of $0.7 million and a gain of $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results. These measures for the three years ended December 31, 2021 were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA (1)	$80,657	$106,634	$92,404
Retail Gross Margin (2)	$132,534	$196,473	$220,740
(1) Adjusted EBITDA for the year ended December 31, 2021 includes a $60.0 million add back related to Winter Storm Uri and also includes a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019. See discussion below.
(2) Retail Gross Margin for the year ended December 31, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and year ended December 31, 2021 includes a $64.4 million add back related to Winter Storm Uri. See discussion below.

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
•our ability to fund capital expenditures (including customer acquisition costs) and incur and service debt; and
•our compliance with financial debt covenants. (Refer to Note 9 "Debt" in the Company’s audited consolidated financial statements for discussion of the material terms of our Senior Credit Facility, including the covenant requirements for our Minimum Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio, and Maximum Senior Secured Leverage Ratio.)

The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. The following table presents a reconciliation of Adjusted EBITDA to these GAAP measures for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net (loss) income	$(3,951)	$68,218	$14,213
Depreciation and amortization	21,578	30,767	40,987
Interest expense	4,926	5,266	8,621
Income tax expense	3,804	15,736	7,257
EBITDA	26,357	119,987	71,078
Less:
Net, gain (loss) on derivative instruments	21,200	(23,386)	(67,749)
Net, cash settlements on derivative instruments	(15,692)	37,729	42,820
Customer acquisition costs	1,415	1,513	18,685
Plus:
Non-cash compensation expense	3,448	2,503	5,487
Non-recurring event - Winter Storm Uri	60,000	—	—
Non-recurring legal and regulatory settlements	(2,225)	—	14,457
Gain on disposal of eRex	—	—	(4,862)
Adjusted EBITDA	$80,657	$106,634	$92,404
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$12,702	$91,831	$91,735
Amortization of deferred financing costs	(997)	(1,210)	(1,275)
Bad debt expense	(445)	(4,692)	(13,532)
Interest expense	4,926	5,266	8,621
Income tax expense	3,804	15,736	7,257
Non-recurring event - Winter Storm Uri	60,000	—	—
Non-recurring legal settlement	(2,225)	—	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(5,117)	(32,820)	(33,475)
Inventory	486	(1,458)	(924)
Accounts payable, accrued liabilities, current liabilities	11,253	36,301	11,534
Other	(3,730)	(2,320)	22,463
Adjusted EBITDA	$80,657	$106,634	$92,404
Cash Flow Data:
Cash flows provided by operating activities	$12,702	$91,831	$91,735
Cash flows (used in) provided by investing activities	$(6,510)	$(2,154)	$1,398
Cash flows used in financing activities	$(2,556)	$(75,661)	$(85,103)

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Retail Gross Margin to Operating Income:
Operating income	$4,409	$88,797	$23,979
Plus:
Depreciation and amortization	21,578	30,767	40,987
General and administrative expense	44,279	90,734	133,534
Less:
Net asset optimization (expense) revenue	(4,243)	(657)	2,771
Gain (Loss) on non-trading derivative instruments	22,130	(23,439)	(67,955)
Cash settlements on non-trading derivative instruments	(15,752)	37,921	42,944
Non-recurring event - Winter Storm Uri	(64,403)	—	—
Retail Gross Margin	$132,534	$196,473	$220,740
Retail Gross Margin - Retail Electricity Segment (1)	$96,009	$143,233	$160,540
Retail Gross Margin - Retail Natural Gas Segment	$36,525	$53,240	$60,200
(1) Retail Gross Margin for the year ended December 31, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and includes a $64.4 million add back related to Winter Storm Uri.

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

Consolidated Results of Operations

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Revenues:
Retail revenues	$397,728	$555,547	$810,954
Net asset optimization (expense) revenues	(4,243)	(657)	2,771
Total Revenues	393,485	554,890	813,725
Operating Expenses:
Retail cost of revenues	323,219	344,592	615,225
General and administrative expense	44,279	90,734	133,534
Depreciation and amortization	21,578	30,767	40,987
Total Operating Expenses	389,076	466,093	789,746
Operating income	4,409	88,797	23,979
Other (expense)/income:
Interest expense	(4,926)	(5,266)	(8,621)
Gain on disposal of eRex	—	—	4,862
Interest and other income	370	423	1,250
Total Other (Expenses)/Income	(4,556)	(4,843)	(2,509)
(Loss) income before income tax expense	(147)	83,954	21,470
Income tax expense	3,804	15,736	7,257
Net (loss) income	$(3,951)	$68,218	$14,213
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$80,657	$106,634	$92,404
Retail Gross Margin (1) (3)	$132,534	$196,473	$220,740
Customer Acquisition Costs	$1,415	$1,513	$18,685
RCE Attrition	3.3%	5.0%	5.0%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(28,423)	$(40,019)	$(45,176)

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the year ended December 31, 2021 includes a $60.0 million add back related to Winter Storm Uri and a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019.
(3) Retail Gross Margin for the year ended December 31, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and includes a $64.4 million add back related to Winter Storm Uri.

Total Revenues. Total revenues for the year ended December 31, 2021 were approximately $393.5 million, a decrease of approximately $161.4 million, or 29%, from approximately $554.9 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 as compared to 2020, partially offset by an increase in electricity unit revenue per MWh. Total revenues for the year ended December 31, 2020 decreased approximately $258.8 million, or 32%, from approximately $813.7 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller C&I customer book in 2020 as compared to 2019 and milder weather, partially offset by an increase in electricity unit revenue per MWh.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021 vs. 2020	2020 vs. 2019
Change in electricity volumes sold	$(156.3)	$(254.0)
Change in natural gas volumes sold	(21.1)	(29.0)
Change in electricity unit revenue per MWh	16.6	26.9
Change in electricity unit revenue per MWh - Winter Storm Uri	0.9	—
Change in natural gas unit revenue per MMBtu	2.0	0.7
Change in net asset optimization (expense) revenue	(3.5)	(3.4)
Change in total revenues	$(161.4)	$(258.8)

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2021 was approximately $323.2 million, a decrease of approximately $21.4 million, or 6%, from approximately $344.6 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 as compared to 2020, offset by an increase in electricity and natural gas unit cost, as well as an increase in electricity supply costs due to Winter Storm Uri in the first quarter of 2021. Total retail cost of revenues for the year ended December 31, 2020 decreased approximately $270.6 million, or 44%, from approximately $615.2 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2020 as compared to 2019, a decrease in electricity and natural gas unit cost, and a change in fair value of our retail derivative portfolio.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021 vs. 2020	2020 vs. 2019
Change in electricity volumes sold	$(107.8)	$(194.7)
Change in natural gas volumes sold	(9.2)	(14.7)
Change in electricity unit cost per MWh	15.4	(15.1)
Change in electricity unit cost per MWh - Winter Storm Uri	65.3	—
Change in natural gas unit cost per MMBtu	6.8	(6.6)
Change in value of retail derivative portfolio	8.1	(39.5)
Change in retail cost of revenues	$(21.4)	$(270.6)

General and Administrative Expense. General and administrative expense for the year ended December 31, 2021 was approximately $44.3 million, a decrease of approximately $46.4 million, or 51%, as compared to $90.7 million for the year ended December 31, 2020. This decrease was primarily attributable to lower employee costs, lower bad debt expense in 2021 due to improved collection efforts and lower legal costs. General and administrative expense for the year ended December 31, 2020 decreased approximately $42.8 million or 32%, as compared to $133.5 million for the year ended December 31, 2019. This decrease was primarily attributable to legal and regulatory settlements and increased litigation expense in 2019 that did not reoccur in 2020, a decrease in sales and marketing costs in 2020 due to limitations on our door-to-door marketing as a result of COVID-19 and lower bad debt expense in 2020 due to improved collection efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2021 was approximately $21.6 million, a decrease of approximately $9.2 million, or 30%, from approximately $30.8 million for the year ended December 31, 2020. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles. Depreciation and amortization expense for the year ended December 31, 2020 decreased approximately $10.2 million, or 25%, from approximately $41.0 million for the year ended December 31, 2019. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2021 was approximately $1.4 million, a decrease of approximately $0.1 million, or 6% from approximately $1.5 million for the year ended December 31, 2020. This decrease was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 during most of 2021. Customer acquisition cost for the year ended December 31, 2020 decreased approximately $17.2 million, or 92% from approximately $18.7 million for the year ended December 31, 2019. This decrease was primarily due to limitation on our door-to-door marketing as a result of COVID-19 during majority of 2020 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$322,594	$461,393	$688,451
Retail Cost of Revenues	284,794	306,012	552,250
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	6,194	12,148	(24,339)
Non-recurring event - Winter Storm Uri	$(64,403)	$—	$—
Retail Gross Margin (1) —Electricity	$96,009	$143,233	$160,540
Volumes—Electricity (MWhs) (3)	2,677,681	4,049,543	6,416,568
Retail Gross Margin (2) (4) —Electricity per MWh	$35.86	$35.37	$25.02

Retail Natural Gas Segment
Total Revenues	$75,134	$94,154	$122,503
Retail Cost of Revenues	38,425	38,580	62,975
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	184	2,334	(672)
Retail Gross Margin (1) —Gas	$36,525	$53,240	$60,200
Volumes—Gas (MMBtus)	8,611,285	11,100,446	14,543,563
Retail Gross Margin (2) —Gas per MMBtu	$4.24	$4.80	$4.14

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
(3) Excludes volumes (8,402 MWhs) related to Winter Storm Uri impact for the year ended December 31, 2021.
(4) Retail Gross Margin - Electricity per MWh excludes Winter Storm Uri impact.
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the year ended December 31, 2021 were approximately $322.6 million, a decrease of approximately $138.8 million, or 30%, from approximately $461.4 million for the year ended December 31, 2020. This decrease was largely due to lower volumes sold, resulting in a decrease of $156.3 million as a result of a smaller customer book in 2021. This decrease was partially offset by higher weighted average electricity rates due to our customer mix shifting away from large commercial customers, which resulted in an increase of $16.6 million and an increase of $0.9 million related to electricity revenue due to Winter Storm Uri. Total revenues for the Retail Electricity Segment for the year ended December 31, 2020 decreased approximately $227.1 million, or 33%, from approximately $688.5 million for the year ended December 31, 2019. This decrease was largely due to lower volumes sold, resulting in a decrease of $254.0 million as a result of a smaller commercial book in 2020. This decrease was partially offset by higher weighted average electricity rates, due to our customer mix shifting away from large commercial customers, which resulted in an increase of $26.9 million.
Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2021 was approximately $284.8 million, a decrease of approximately $21.2 million, or 7%, from approximately $306.0 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $107.8 million. This was offset by increased electricity supply costs, which resulted in an increase in retail cost of revenues of $15.4 million and increased supply cost of $65.3 million related to Winter Storm Uri. Additionally, there was an increase of $5.9 million due to a change in the value of our retail derivative portfolio used in hedging. Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2020 decreased approximately $246.3 million, or 45%, from approximately $552.3 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $194.7 million. This decrease was further impacted by decreased electricity supply costs, which resulted in a decrease in retail cost of revenues of $15.1 million. Additionally, there was an increase of $36.5 million due to a change in the value of our retail derivative portfolio used in hedging.
Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2021 was approximately $96.0 million, a decrease of approximately $47.2 million, or 33%, as compared to the year ended December 31, 2020, and 2020 decreased approximately $17.4 million or 11% as compared to December 31, 2019 as indicated in the table below (in millions).

	2021 vs. 2020	2020 vs. 2019
Change in volumes sold	$(48.5)	$(59.2)
Change in gross margin - Winter Storm Uri	64.4	—
Change in unit margin per MWh	(63.1)	41.8
Change in retail electricity segment retail gross margin	$(47.2)	$(17.4)
Unit margins were flat in 2021 compared to the prior year. Unit margins were positively impacted in 2020 compared to prior year primarily as a result of the higher volumes from our residential customers, which tend to have higher unit margins than our C&I customers.
The volumes of electricity sold decreased from 4,049,543 MWh for the year ended December 31, 2020 to 2,686,083 MWh for the year ended December 31, 2021. This decrease was primarily due to a smaller customer book in 2021. The volumes of electricity sold decreased from 6,416,568 MWh for the year ended December 31, 2019 to 4,049,543 MWh for the year ended December 31, 2020. This decrease was primarily due to a smaller C&I customer book in 2020 as compared to 2019.
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2021 were approximately $75.1 million, a decrease of approximately $19.1 million, or 20%, from approximately $94.2 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in volumes of $21.1 million, offset by higher rates, which resulted in an increase in total revenues of $2.0 million. Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2020 decreased by approximately $28.3 million, or 23%, from approximately $122.5 million for the year ended December 31, 2019. This decrease was primarily attributable to a decrease in volumes of $29.0 million, offset by higher rates, which resulted in an increase in total revenues of $0.7 million.
Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2021 were approximately $38.4 million, a decrease of approximately $0.2 million, or less than 1%, from approximately $38.6 million for the year ended December 31, 2020. The decrease was primarily due to lower volumes of $9.2 million, offset by higher supply costs of $6.8 million, and an increase of $2.2 million due to change in the fair value of our retail derivative portfolio used for hedging. Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2020 decreased approximately $24.4 million, or 39%, from approximately $63.0 million for the year ended December 31, 2019. This decrease was primarily due to decreased supply costs of $6.6 million, a decrease of $14.7 million related to decreased volumes, and a decrease of $3.0 million due to change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2021 was approximately $36.5 million, a decrease of approximately $16.7 million, or 31% from approximately $53.2 million for the year ended December 31, 2020, and 2020 decreased approximately $7.0 million or 12% from approximately $60.2 million for the year ended December 31, 2019 as indicated in the table below (in millions).

	2021 vs. 2020	2020 vs. 2019
Change in volumes sold	$(12.0)	$(14.3)
Change in unit margin per MMBtu	(4.9)	7.3
Change in retail natural gas segment retail gross margin	$(16.9)	$(7.0)
Unit margins were negatively impacted in 2021 compared to prior year as a result of higher commodity prices and lower volumes sold resulting in higher per unit cost. Unit margins were positively impacted in 2020 compared to the prior year primarily as a result of higher volumes from our residential customers, which tend to have a higher unit margin than our C&I customers.
The volumes of natural gas sold decreased from 11,100,446 MMBtu for the year ended December 31, 2020 to 8,611,285 MMBtu for the year ended December 31, 2021. This decrease was primarily due to milder-than-normal weather in 2021 compared to prior year and smaller customer book throughout most of 2021 compared to 2020. The volumes of natural gas sold decreased from 14,543,563 MMBtu for the year ended December 31, 2019 to 11,100,446 MMBtu for the year ended December 31, 2020. This decrease was primarily due to milder-than-normal weather in 2020 compared to prior year.
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

Liquidity Position
The following table details our available liquidity as of December 31, 2021:

December 31,
($ in thousands)	2021
Cash and cash equivalents	$68,899
Senior Credit Facility Availability (1)	28,266
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$122,165
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of December 31, 2021.
(2) The availability of Subordinated Facility is dependent on our Founder's willingness and ability to lend. See "— Sources of Liquidity — Subordinated Debt Facility."

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

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$12,702	$91,831	$91,735
Net cash (used in) provided by investing activities	$(6,510)	$(2,154)	$1,398
Net cash used in financing activities	$(2,556)	$(75,661)	$(85,103)
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2021 decreased by $79.1 million compared to the year ended December 31, 2020. The decrease was primarily the result of the non-recurring Winter Storm Uri related costs of $64.4 million for the year ended December 31, 2021 coupled with other changes in working capital for the year ended December 31, 2021. Cash flows provided by operating activities for the year ended December 31, 2020 increased by $0.1 million compared to the year ended December 31, 2019. The increase was primarily the result of higher net income in 2020 coupled with other changes in working capital for the year ended December 31, 2020.
Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $4.4 million for the year ended December 31, 2021. The increase was primarily the result of increased capital spending and acquisition of customers for the year ended December 31, 2021. Cash flows used in investing activities increased by $3.6 million for the year ended December 31, 2020. The increase was primarily the result of the proceeds received from the sale of the Company's equity method investment in 2019, less payments to acquire Starion customers, with no corresponding proceeds or acquisitions in 2020.
Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $73.1 million for the year ended December 31, 2021. The decrease in cash flows used in financing activities was primarily due to an increased net borrowing of $58.0 million under our Senior Credit Facility and a decrease in distributions to non-controlling unitholders of $12.0 million for the year ended December 31, 2021. Cash flows used in financing activities decreased by $9.4 million for the year ended December 31, 2020. The decrease in cash flows used in financing activities was primarily due to an $11.2 million payment to settle the TRA liability in 2019 and a payment of $2.0 million related to a Verde Promissory Note made during 2019, both of which did not reoccur in 2020.
Sources of Liquidity and Capital Resources
Senior Credit Facility

As of December 31, 2021, we had total commitments of $227.5 million under our Senior Credit Facility, of which $162.7 million was outstanding, including $27.7 million of outstanding letters of credit, with a maturity date of October 13, 2023. On October 15, 2021, we entered into the Fifth Amendment to the Senior Credit Facility, which, among other things extended the maturity date from July 2022 to October 2023, added a provision for Acquisition Loans (subject to limits as defined in the agreement), and terminated the provision allowing for Share Buyback Loans. See Note 9 "Debt" for further discussion.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of December 31, 2021, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of December 31, 2021, we had availability to borrow up to $28.3 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of December 31, 2021, there was no outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $25.0 million under the Subordinated Debt Facility. In October 2021, we amended the Subordinated Debt Facility solely to extend the maturity date from January 31, 2023 to January 31, 2025. See Note 9 "Debt" for further information regarding the extension of the Subordinated Debt Facility.

See Note 9 "Debt" for further information regarding the terms of the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, matures in October 2023, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at December 31, 2021 was $135.0 million. The current variable interest rate on the facility at December 31, 2021 was 3.24%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the years ended December 31, 2021 and 2020, we spent a total of $1.4 million and $1.5 million, respectively, on organic customer acquisitions. As described above, the decrease was primarily due to limitation of our door-to-door marketing as a result of COVID-19 during the majority of 2020 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality. Our ability to grow our customer base organically or by acquisition is important to our success as we experience ongoing customer attrition each period.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the year ended December 31, 2021 included approximately $2.7 million related to information systems improvements.

Dividends and Distributions

For the year ended December 31, 2021, we paid dividends to holders of our Class A common stock of $0.725 per share or $11.0 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the year ended December 31, 2021, Spark HoldCo made distributions of $14.8 million to our non-controlling interest holders related to the dividend payments to our Class A shareholders.

During the year ended December 31, 2021, we paid $7.8 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2021, we had accrued $1.9 million related to dividends to holders of our Series A Preferred Stock, which we paid on January 17, 2021. For the year ended December 31, 2021, we declared dividends of $2.1875 per share or $7.8 million in the aggregate on our Series A Preferred Stock.

On January 20, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.546875 per share for the Series A Preferred Stock. Dividends on Class A common stock will be paid on March 15, 2022 to holders of record on March 1, 2022 and Series A Preferred Stock dividends will be paid on April 15, 2022 to holders of record on April 1, 2022.

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

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. During the year ended December 31, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million. For the year ended December 31, 2021, we did not repurchase our Class A common stock. The share repurchase program expired on August 18, 2021 pursuant to an agreement with lenders under our Senior Credit Facility, and our Senior Credit Facility was subsequently amended, terminating the provision for borrowings specific to Class A common stock repurchases.

Collateral Posting Requirements

Our contractual agreements with certain local regulated utilities and our supplier counterparties require us to maintain restricted cash balances or letters of credit as collateral for credit risk or the performance risk associated with the future delivery of natural gas or electricity. Due to the COVID-19 pandemic, certain local regulated utilities and our supplier counterparties have contacted us inquiring about our financial condition and the impact the pandemic is having on our operations. These inquiries may lead to additional requests for cash or letters of credit in an effort to mitigate the risk of default in paying our obligations related to the future delivery of natural gas or electricity. As of December 31, 2021, we had not been required to post additional collateral as a result of COVID-19.

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

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2021 (in millions):

	Total	2022	2023	2024	2025	2026	> 5 years
Purchase obligations:
Pipeline transportation agreements	$8.8	$5.6	$0.6	$0.6	$0.6	$0.6	$0.8
Other purchase obligations (1)	5.2	2.4	0.9	0.7	0.6	0.6	—
Total purchase obligations	$14.0	$8.0	$1.5	$1.3	$1.2	$1.2	$0.8
Senior Credit Facility	$135.0	$—	$135.0	$—	$—	$—	$—
Debt	$135.0	$—	$135.0	$—	$—	$—	$—

(1)     The amounts presented here include contracts for billing services and other software agreements to support our operations.

As of December 31, 2021, we had no material "off-balance sheet arrangements."

Related Party Transactions

For a discussion of related party transactions, see Note 14 "Transactions with Affiliates" in the Company’s audited consolidated financial statements.
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

Goodwill

As noted above, Goodwill represents the excess of cost over fair value of the assets of businesses. The goodwill on our consolidated balance sheet as of December 31, 2021 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that is engaged in business activities from which it may earn revenues and incur expenses, has operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and has discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our annual assessment, absent a triggering event is as of October 31 of each year. On October 31, 2021, we performed a qualitative assessment of goodwill in accordance with guidance from ASC 350. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we fail the qualitative test or if we elect to by-pass the qualitative assessment, then we must compare our estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value. All of these assessments and calculations, including the determination of whether a triggering event has occurred to undertake an assessment of goodwill involve a high degree of judgment.

We completed our annual assessment of goodwill impairment at October 31, 2021, and the test indicated no impairment.

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

Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 13 "Commitments and Contingencies" in the Company’s audited consolidated financial statements.

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
Our net gain on our non-trading derivative instruments, net of cash settlements, was $6.4 million for the year ended December 31, 2021.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities.
We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2021, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 606,580 MMBtu. An increase of 10% in the market prices (NYMEX) from their December 31, 2021 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their December 31, 2021 levels would have increased the fair market value of our non-trading energy derivatives by $0.2 million. As of December 31, 2021, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 110,916 MWhs. An increase of 10% in the forward market prices from their December 31, 2021 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the forward market prices from their December 31, 2021 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million.
Credit Risk
In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 59%, 64% and 67% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies as of December 31, 2021, 2020 and 2019, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.9%, 1.2% and 0.8%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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
In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2021, 2020 and 2019 was approximately 0.2%, 1.6% and 3.3% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2021.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2021 and 2020, approximately $6.6 million and $0.2 million of our total exposure of $7.2 million and $3.1 million, respectively, was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2021 and 2020.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations. At December 31, 2021, we were co-borrowers under the Senior Credit Facility, under which $135.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2021, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.4 million.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is the responsibility of the management of Via Renewables, Inc. to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Via Renewables, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Via Renewables, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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

Derivative Instruments
Description of the Matter	As described in Note 6 of the consolidated financial statements, the Company has recognized $7.7 million in gross derivative assets and $19.8 million in gross derivative liabilities. Notional volumes associated with natural gas and electricity derivatives were 5,398,000 MMBtu and 1,785,000 MWh as of December 31, 2021. Auditing the completeness and accuracy of derivatives was complex due to the significant volume of activity associated with the Company’s risk management activities.

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

/s/ Ernst & Young LLP
We have served as Via Renewables, Inc.’s auditor since 2018.
Houston, Texas

March 3, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Via Renewables, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Via Renewables, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Via Renewables, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Via Renewables, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
March 3, 2022

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$68,899	$71,684
Restricted cash	6,421	—
Accounts receivable, net of allowance for doubtful accounts of $2,368 and $3,942 as of December 31, 2021 and 2020, respectively	66,676	70,350
Accounts receivable—affiliates	3,819	5,053
Inventory	1,982	1,496
Fair value of derivative assets	3,930	311
Customer acquisition costs, net	946	5,764
Customer relationships, net	8,523	12,077
Deposits	6,664	5,655
Renewable energy credit asset	14,691	20,666
Other current assets	14,129	11,818
Total current assets	196,680	204,874
Property and equipment, net	4,261	3,354
Fair value of derivative assets	340	—
Customer acquisition costs, net	453	306
Customer relationships, net	5,660	5,691
Deferred tax assets	23,915	27,960
Goodwill	120,343	120,343
Other assets	3,624	4,139
Total Assets	$355,276	$366,667
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$43,285	$27,322
Accounts payable—affiliates	491	826
Accrued liabilities	19,303	34,164
Renewable energy credit liability	13,548	19,549
Fair value of derivative liabilities	4,158	7,505
Other current liabilities	1,707	1,295
Total current liabilities	82,492	90,661
Long-term liabilities:
Fair value of derivative liabilities	36	227
Long-term portion of Senior Credit Facility	135,000	100,000
Other long-term liabilities	109	30
Total liabilities	217,637	190,918
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and 3,567,543 shares outstanding at December 31, 2021 and 3,707,256 shares issued and 3,567,543 outstanding at December 31, 2020	87,288	87,288
Stockholders' equity:
Common Stock :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 15,791,019 shares issued and 15,646,425 shares outstanding at December 31, 2021 and 14,771,878 shares issued and 14,627,284 shares outstanding at December 31, 2020	158	148

Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,000,000 issued and outstanding at December 31, 2021 and 20,800,000 issued and outstanding at December 31, 2020	201	209
Additional paid-in capital	54,663	55,222
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	776	11,721
Treasury stock, at cost, 144,594 at December 31, 2021 and December 31, 2020	(2,406)	(2,406)
Total stockholders' equity	53,352	64,854
Non-controlling interest in Spark HoldCo, LLC	(3,001)	23,607
Total equity	50,351	88,461
Total Liabilities, Series A Preferred Stock and stockholders' equity	$355,276	$366,667

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Retail revenues	$397,728	$555,547	$810,954
Net asset optimization (expense) revenues	(4,243)	(657)	2,771
Total revenues	393,485	554,890	813,725
Operating expenses:
Retail cost of revenues	323,219	344,592	615,225
General and administrative	44,279	90,734	133,534
Depreciation and amortization	21,578	30,767	40,987
Total operating expenses	389,076	466,093	789,746
Operating income	4,409	88,797	23,979
Other (expense)/income:
Interest expense	(4,926)	(5,266)	(8,621)
Interest and other income	370	423	1,250
Gain on disposal of eRex	—	—	4,862
Total other (expense)/income	(4,556)	(4,843)	(2,509)
(Loss) income before income tax expense	(147)	83,954	21,470
Income tax expense	3,804	15,736	7,257
Net (loss) income	$(3,951)	$68,218	$14,213
Less: Net (loss) income attributable to non-controlling interest	(9,146)	38,928	5,763
Net income attributable to Via Renewables, Inc. stockholders	$5,195	$29,290	$8,450
Less: Dividend on Series A preferred stock	7,804	7,441	8,091
Net (loss) income attributable to stockholders of Class A common stock	$(2,609)	$21,849	$359
Other comprehensive (loss) income, net of tax:
Currency translation loss	$—	$—	$(102)
Other comprehensive loss	—	—	(102)
Comprehensive (loss) income	$(3,951)	$68,218	$14,111
Less: Comprehensive (loss) income attributable to non-controlling interest	(9,146)	38,928	5,703
Comprehensive income attributable to Via Renewables, Inc. stockholders	$5,195	$29,290	$8,408

Net (loss) income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$(0.17)	$1.50	$0.03
Diluted	$(0.17)	$1.48	$0.02

Weighted average shares of Class A common stock outstanding
Basic	15,128	14,555	14,286
Diluted	15,128	14,715	14,568

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2018:	14,178	20,800	(99)	$142	$209	$(2,011)	$2	$46,157	$1,307	$45,806	$44,488	$90,294
Stock based compensation	—	—	—	—	—	—	—	5,271	—	5,271	—	5,271
Restricted stock unit vesting	301	—	—	3	—	—	—	(1,107)	—	(1,104)	—	(1,104)
Consolidated net income	—	—	—	—	—	—	—	—	8,450	8,450	5,763	14,213
Foreign currency translation adjustment for equity method investee	—	—	—	—	—	—	(42)	—	—	(42)	(60)	(102)
Gain on settlement of TRA, net of tax	—	—	—	—	—	—	—	11,951	—	11,951	—	11,951
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(34,794)	(34,794)
Dividends paid to Class A common stockholders ($0.725 per share)	—	—	—	—	—	—	—	(7,776)	(2,606)	(10,382)	—	(10,382)
Changes in ownership interest	—	—	—	—	—	—	—	(680)	—	(680)	680	—
Dividends to Preferred Shareholders	—	—	—	—	—	—	—	(2,029)	(6,077)	(8,106)	—	(8,106)
Proceeds from disgorgement of stockholder short-swing profits	—	—	—	—	—	—	—	55	—	55	—	55
Acquisition of Customers from Affiliate	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at 12/31/2019:	14,479	20,800	(99)	$145	$209	$(2,011)	$(40)	$51,842	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	14,479	20,800	(99)	145	209	(2,011)	(40)	51,842	441	50,586	16,067	66,653
Stock based compensation	—	—	—	—	—	—	—	2,357		2,357	—	2,357
Restricted stock unit vesting	293	—	—	3	—	—	—	(915)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	29,290	29,290	38,928	68,218
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(29,450)	(29,450)
Dividends paid to Class A common stockholders ($0.725 per share)	—	—	—	—	—	—	—	—	(10,569)	(10,569)	—	(10,569)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(7,441)	(7,441)	—	(7,441)
Treasury Shares	—	—	(45)	—	—	(395)	—		—	(395)		(395)

Changes in ownership interest	—	—	—	—	—	—	—	1,938	—	1,938	(1,938)	—
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
Stock based compensation	—	—	—		—	—	—	3,151	—	3,151	—	3,151
Restricted stock unit vesting	219		—	2	—	—	—	(1,085)	—	(1,083)	—	(1,083)
Consolidated net income (loss)	—	—	—	—	—	—	—	—	5,195	5,195	(9,146)	(3,951)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(17,436)	(17,436)
Dividends paid to Class A common stockholders ($0.725 per share)	—	—	—	—	—	—	—	(2,651)	(8,336)	(10,987)	—	(10,987)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(7,804)	(7,804)	—	(7,804)
Exchange of shares of Class B common stock to shares of Class A common stock	800	(800)	—	8	(8)	—	—	320	—	320	(320)	—
Changes in ownership interest	—	—	—	—	—	—	—	(294)	—	(294)	294	—
Balance at December 31, 2021	15,791	20,000	(144)	$158	$201	$(2,406)	$(40)	$54,663	$776	$53,352	$(3,001)	$50,351
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,951)	$68,218	$14,213
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization expense	21,578	30,767	41,002
Deferred income taxes	4,045	1,905	(6,929)
Stock based compensation	3,448	2,503	5,487
Amortization of deferred financing costs	997	1,210	1,275
Change in fair value of earnout liabilities	—	—	(1,328)
Excess tax expense (benefit) related to restricted stock vesting	—	—	50
Bad debt expense	445	4,692	13,532
Loss on derivatives, net	(21,200)	23,386	67,749
Current period cash settlements on derivatives, net	15,692	(37,414)	(41,919)
Gain on disposal of eRex	—	—	(4,862)
Other	—	—	(776)
Changes in assets and liabilities:
Decrease in accounts receivable	3,229	37,960	23,699
Decrease (increase) in accounts receivable—affiliates	1,234	(3,020)	526
(Increase) decrease in inventory	(486)	1,458	924
Increase in customer acquisition costs	(1,415)	(1,513)	(18,685)
Decrease (increase) in prepaid and other current assets	654	(2,120)	9,250
Decrease in intangible assets—customer acquisition	27	—	—
(Increase) decrease in other assets	(190)	288	55
Decrease in accounts payable and accrued liabilities	(10,213)	(37,297)	(8,620)
Decrease in accounts payable—affiliates	(335)	(184)	(1,455)
(Decrease) increase in other current liabilities	(705)	1,180	(1,459)
(Decrease) increase in other non-current liabilities	(152)	(188)	6
Net cash provided by operating activities	12,702	91,831	91,735
Cash flows from investing activities:
Purchases of property and equipment	(2,713)	(2,154)	(1,120)
Acquisition of Customers	(3,797)	—	(5,913)
Disposal of eRex investment	—	—	8,431
Net cash (used in) provided by investing activities	(6,510)	(2,154)	1,398
Cash flows from financing activities:
Buyback of Series A Preferred Stock	—	(2,282)	(743)
Payment to affiliates for acquisition of customer book	—	—	(10)
Borrowings on notes payable	774,000	612,000	356,000
Payments on notes payable	(739,000)	(635,000)	(362,500)
Net paydown on subordinated debt facility		—	(10,000)
Payments on the Verde promissory note	—	—	(2,036)
Payment for acquired customers	—	(972)	—
Restricted stock vesting	(1,329)	(1,107)	(1,348)
Proceeds from disgorgement of stockholders short-swing profits	—	—	55
Payment of Tax Receivable Agreement Liability	—	—	(11,239)
Payment of dividends to Class A common stockholders	(10,987)	(10,569)	(10,382)
Payment of distributions to non-controlling unitholders	(17,436)	(29,450)	(34,794)
Payment of Preferred Stock dividends	(7,804)	(7,886)	(8,106)
Purchase of Treasury Stock	—	(395)	—
Net cash used in financing activities	(2,556)	(75,661)	(85,103)
Increase in Cash and cash equivalents and Restricted Cash	3,636	14,016	8,030
Cash and cash equivalents and Restricted cash—beginning of period	71,684	57,668	49,638
Cash and cash equivalents and Restricted cash—end of period	$75,320	$71,684	$57,668
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(38)	$46	$92
Holdback for Verde Note—Indemnified Matters	$—	$—	$4,900
Write-off of tax benefit related to tax receivable agreement liability—affiliates	$—	$—	$4,384

Gain on settlement of tax receivable agreement liability—affiliates	$—	$—	$16,336
Cash paid (received) during the period for:
Interest	$3,754	$3,859	$6,634
Taxes	$(1,788)	$23,890	$7,516
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

W. Keith Maxwell, III (our "Founder") is the Chief Executive Officer and the owner of a majority of the voting power of our common stock through his ownership of NuDevco Retail, LLC ("NuDevco Retail") and Retailco, LLC

("Retailco"). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings LLC ("NuDevco Retail Holdings"), which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

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

Restricted Cash

As part of the customer acquisitions in May 2021, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of December 31, 2021, the balance in the escrow account was $6.4 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete. See Note 16 "Customer Acquisitions" for further discussion.

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

As of December 31, 2021 and 2020, the net customer acquisition costs were $1.4 million and $6.1 million, respectively, of which $0.9 million and $5.8 million were recorded in current assets, and $0.5 million and $0.3 million were recorded in non-current assets. Amortization of customer acquisition costs was $6.1 million, $13.9 million, and $18.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Customer acquisition costs do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of such costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience.

Customer Relationships

Customer contracts recorded as part of mergers or acquisitions are reflected as customer relationships in our balance sheet. The Company had capitalized customer relationship of $8.5 million and $12.1 million, net of amortization, as current assets as of December 31, 2021 and 2020, respectively, and $5.7 million and $5.7 million, net of amortization, as non-current assets as of December 31, 2021 and 2020, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which ranges from three to six years.

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
Customer relationship amortization expense was $12.7 million, $13.6 million, and $18.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of customer relationships were recorded for the years ended December 31, 2021, 2020 and 2019.

Trademarks

We record trademarks as part of our acquisitions which represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. These intangibles are amortized over the estimated five-year to ten-year life of the trademark on a straight-line basis. The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. As of December 31, 2021 and 2020, we had recorded $3.5 million and $4.6 million related to these trademarks in other assets. Amortization expense was $1.1 million, $1.1 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of trademarks were recorded for the years ended December 31, 2021, 2020 and 2019.

Operating Leases

The Company's leases consist of operating leases related to our offices with lease terms expiring through 2022. The initial term for our property leases is typically three to five years, with renewal options. Rent is recognized on a straight-line basis over the lease term.

For our operating leases, we recorded rent expense of $0.2 million, $0.4 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recorded sub-lease income of $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, we had recorded a right-of-use asset of less than $0.1 million and $0.1 million, respectively, in other current assets and other assets. As of December 31, 2021 and 2020 we had recorded a lease liability of $0.1 million and $0.2 million, respectively, in other current liabilities and other long-term liabilities.

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

The Company capitalizes costs associated with certain of its internal-use software projects. Costs capitalized are those incurred during the application development stage of projects such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the project are expensed in the period incurred, including costs associated with formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are also capitalized. Capitalized interest costs for the years ended December 31, 2021, 2020 and 2019 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2021 is associated with both our Retail Natural Gas and Retail Electricity segments. We determine our segments, which are also considered our reporting unit, by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is not amortized, but rather is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31. We compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit's carrying value exceeds its fair value. In accordance with our accounting policy, we completed our annual assessment of goodwill impairment as of October 31, 2021 during the fourth quarter of 2021, using a qualitative assessment approach, and the test indicated no impairment.

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

Our asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation transactions, meet the definition of trading activities and are recorded on a net basis in the consolidated statements of operations in net asset optimization revenues. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $57.0 million, $24.8 million and $62.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and recorded asset optimization costs of revenues of $61.2 million, $25.5 million and $60.0 million for the years ended December 31, 2021, 2020 and

2019, respectively, which are presented on a net basis in asset optimization revenues in the Consolidated Statements of Operations.

Natural Gas Imbalances

The consolidated balance sheets include natural gas imbalance receivables and payables, which primarily result when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at their estimated net realizable value. The Company recorded an imbalance receivable of $0.3 million and $0.3 million in other current assets on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. The Company recorded an imbalance payable of zero and less than $0.1 million in other current liabilities on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. The amendments in these ASUs were effective upon issuance and can be applied prospectively through December 31, 2022. The Company's Senior Credit Facility is the only agreement that makes reference to a LIBOR rate and the agreement outlines the specific procedures that will be undertaken once an appropriate alternative benchmark is identified. We adopted ASU 2020-04 effective January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.

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

Reportable Segments
	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$100,819	$9,402	$110,221	$166,982	$14,846	$181,828	$284,909	$19,289	$304,198
Mid-Atlantic	107,307	28,070	135,377	166,157	32,769	198,926	242,556	42,469	285,025
Midwest	41,974	20,602	62,576	57,314	26,368	83,682	79,188	39,200	118,388
Southwest	72,494	17,060	89,554	70,940	20,171	91,111	81,798	21,545	103,343
	$322,594	$75,134	$397,728	$461,393	$94,154	$555,547	$688,451	$122,503	$810,954

Customer type
Commercial	$49,159	$25,610	$74,769	$128,874	$31,205	$160,079	$249,730	$40,466	$290,196
Residential	280,065	49,483	329,548	341,382	66,305	407,687	449,900	83,455	533,355
Unbilled revenue (b)	(6,630)	41	(6,589)	(8,863)	(3,356)	(12,219)	(11,179)	(1,418)	(12,597)
	$322,594	$75,134	$397,728	$461,393	$94,154	$555,547	$688,451	$122,503	$810,954

Customer credit risk
POR	$195,120	$40,541	$235,661	$308,010	$47,470	$355,480	$479,011	$64,416	$543,427
Non-POR	127,474	34,593	162,067	153,383	46,684	200,067	209,440	58,087	267,527
	$322,594	$75,134	$397,728	$461,393	$94,154	$555,547	$688,451	$122,503	$810,954

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the year ended December 31, 2021, 2020 and 2019 our retail revenues included gross receipts taxes of $1.1 million, $1.3 million and $1.5 million respectively. During the year ended December 31, 2021, 2020 and 2019, our retail cost of revenues included gross receipts taxes of $4.4 million, $5.9 million and $8.4 million, respectively.

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

We assess the adequacy of the allowance for doubtful accounts through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $0.4 million, $4.7 million and $13.5 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

A rollforward of our allowance for credit losses for the year ended December 31, 2021 is presented in the table below (in thousands):

Balance at December 31, 2020	$(3,942)
Bad debt provision	(205)
Write-offs	2,192
Recovery of previous write offs	(413)
Balance at December 31, 2021	$(2,368)

4. Equity
Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2021 and December 31, 2020, respectively.

	The Company	Affiliated Owners
December 31, 2021	44.12%	55.88%
December 31, 2020	41.53%	58.47%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net (loss) income allocated to non-controlling interest	$(5,607)	$44,277	$7,604
Income tax expense allocated to non-controlling interest	3,539	5,349	1,841
Net (loss) income attributable to non-controlling interest	$(9,146)	$38,928	$5,763

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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the years ended December 31, 2021, 2020, and 2019, we paid dividends on our Class A common stock of $11.0 million, $10.6 million, and $10.4 million. This dividend represented an annual rate of $0.725 per share on each share of Class A common stock.

On January 20, 2022, the Company declared a dividend of $0.18125 per share to holders of record of our Class A common stock on March 1, 2022 and payable on March 15, 2022.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the year ended December 31, 2021, Spark HoldCo made corresponding distributions of $14.8 million to our non-controlling interest holders.

Share Repurchase Program

On August 18, 2020, our Board of Directors authorized a share repurchase program of up to $20.0 million of Class A common stock through August 18, 2021. We funded the program through available cash balances, our Senior Credit Facility and operating cash flows.

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

For the year ended December 31, 2020, we repurchased 45,148 shares of our Class A common stock at a weighted average price of $8.75 per share, for a total cost of $0.4 million. For the year ended December 31, 2021, we did not repurchase our Class A common stock. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility. The share repurchase program expired on August 18, 2021 and our Senior Credit Facility was subsequently amended, terminating the provision for borrowings specific to Class A common stock repurchases. See Note 9 "Debt" for further discussion.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there are 3,567,543 shares issued and outstanding at December 31, 2021 and 3,707,256 shares issued and 3,567,543 shares outstanding at December 31, 2020, respectively. See Note 5 "Preferred Stock" for a further discussion of preferred stock.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

For the years ended December 31, 2021, 2020, and 2019, 342,403, 469,811, and 473,492, respectively of restricted stock units vested, with 219,141, 292,879, and 300,715, respectively of shares of common stock distributed to the holders of these units. Differences between shares vested and issued were a result of 123,262, 176,932, and 172,777 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

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

The following table presents the computation of basic and diluted income (loss) per share for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Via Renewables, Inc. stockholders	$5,195	$29,290	$8,450
Less: Dividend on Series A preferred stock	7,804	7,441	8,091
Net (loss) income attributable to stockholders of Class A common stock	$(2,609)	$21,849	$359

Basic weighted average Class A common shares outstanding	15,128	14,555	14,286
Basic (loss) earnings per share attributable to stockholders	$(0.17)	$1.50	$0.03

Net (loss) income attributable to stockholders of Class A common stock	$(2,609)	$21,849	$359
Diluted net (loss) income attributable to stockholders of Class A common stock	$(2,609)	$21,849	$359

Basic weighted average Class A common shares outstanding	15,128	14,555	14,286
Effect of dilutive restricted stock units	—	160	282
Diluted weighted average shares outstanding	15,128	14,715	14,568

Diluted (loss) earnings per share attributable to stockholders	$(0.17)	$1.48	$0.02

The computation of diluted earnings per share for the year ended December 31, 2021 excludes 20.0 million shares of Class B common stock and 0.5 million restricted stock units because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our consolidated balance sheet as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$68,703	$71,442
Accounts receivable	66,676	70,350
Other current assets	56,392	55,575
Total current assets	191,771	197,367
Non-current assets:
Goodwill	120,343	120,343
Other assets	16,758	15,259
Total non-current assets	137,101	135,602
Total Assets	$328,872	$332,969

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	$62,538	$61,436
Other current liabilities	49,328	43,676
Total current liabilities	111,866	105,112
Long-term liabilities:
Long-term portion of Senior Credit Facility	135,000	100,000
Other long-term liabilities	145	256
Total long-term liabilities	135,145	100,256
Total Liabilities	$247,011	$205,368

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

We have the option to redeem our Series A Preferred Stock on or after April 15, 2022. After April 15, 2022, the dividend on the Series A Preferred Stock will accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate and (b) 6.578%, based on the $25.00 liquidation preference per share of Series A Preferred Stock.

During the year ended December 31, 2021, we paid $7.8 million in dividends to holders of the Series A Preferred Stock. As of December 31, 2021, we had accrued $1.9 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on January 17, 2022. During the year ended December 31, 2020, the Company paid $7.9 million in dividends to holders of the Series A Preferred Stock and had accrued $1.9 million as of December 31, 2020.

On January 20, 2022, the Company declared a quarterly cash dividend in the amount of $0.546875 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.1875 per share. The dividend will be paid on April 15, 2022 to holders of record on April 1, 2022 of the Series A Preferred Stock.

A summary of our preferred equity balance for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)
Balance at December 31, 2019	$90,015
Repurchase of Series A Preferred Stock	(2,667)
Accumulated dividends on Series A Preferred Stock	(60)
Balance at December 31, 2020	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	—
Balance at December 31, 2021	$87,288
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
Derivative assets and liabilities are presented net in our consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2021 and 2020, we offset $0.5 million and $0.1 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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
Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):

Non-trading

Commodity	Notional	December 31, 2021	December 31, 2020
Natural Gas	MMBtu	3,862	2,880
Electricity	MWh	1,785	1,845
Trading

Commodity	Notional	December 31, 2021	December 31, 2020
Natural Gas	MMBtu	1,536	102

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gain (loss) on non-trading derivatives, net	$22,130	$(23,439)	$(67,955)
(Loss) gain on trading derivatives, net	(930)	53	206
Gain (loss) on derivatives, net	$21,200	$(23,386)	$(67,749)
Current period settlements on non-trading derivatives (1)	(15,752)	37,921	42,944
Current period settlements on trading derivatives	60	(192)	(124)
Total current period settlements on derivatives (1)	$(15,692)	$37,729	$42,820
(1) Excludes settlements of zero, $0.3 million, and $(0.9) million, respectively, for the years ended December 31, 2021, 2020, and 2019 related to power call options.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	December 31, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$7,121	$(3,319)	$3,802	$—	$3,802
Trading commodity derivatives	143	(15)	128	—	128
Total Current Derivative Assets	7,264	(3,334)	3,930	—	3,930
Non-trading commodity derivatives	411	(71)	340	—	340
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	411	(71)	340	—	340
Total Derivative Assets	$7,675	$(3,405)	$4,270	$—	$4,270

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(18,195)	$14,504	$(3,691)	$491	$(3,200)
Trading commodity derivatives	(1,403)	445	(958)	—	(958)
Total Current Derivative Liabilities	(19,598)	14,949	(4,649)	491	(4,158)
Non-trading commodity derivatives	(236)	200	(36)	—	(36)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(236)	200	(36)	—	(36)
Total Derivative Liabilities	$(19,834)	$15,149	$(4,685)	$491	$(4,194)

	December 31, 2020
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$308	$(105)	$203	$—	$203
Trading commodity derivatives	112	(4)	108	—	108
Total Current Derivative Assets	420	(109)	311	—	311
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$420	$(109)	$311	$—	$311

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,139)	$3,620	$(7,519)	$86	$(7,433)
Trading commodity derivatives	(74)	2	(72)	—	(72)
Total Current Derivative Liabilities	(11,213)	3,622	(7,591)	86	(7,505)
Non-trading commodity derivatives	(838)	611	(227)	—	(227)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(838)	611	(227)	—	(227)
Total Derivative Liabilities	$(12,051)	$4,233	$(7,818)	$86	$(7,732)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2021	December 31, 2020
Information technology	2 – 5	$6,534	$5,821
Furniture and fixtures	2 – 5	957	957
Total		7,491	6,778
Accumulated depreciation		(3,230)	(3,424)
Property and equipment—net		$4,261	$3,354

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of December 31, 2021 and 2020, information technology includes $0.2 million and $0.7 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the consolidated statements of operations was $1.8 million, $2.1 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	December 31, 2021	December 31, 2020
Goodwill	$120,343	$120,343
Customer Relationships— Acquired
Cost	$46,552	$58,688
Accumulated amortization	(41,120)	(44,175)
Customer Relationships—Acquired	$5,432	$14,513
Customer Relationships—Other
Cost	$15,955	$8,988
Accumulated amortization	(7,204)	(5,733)
Customer Relationships—Other, net	$8,751	$3,255
Trademarks
Cost	$7,040	$7,570
Accumulated amortization	(3,508)	(2,972)
Trademarks, net	$3,532	$4,598
Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2018	$120,343	$36,194	$6,865	$7,287
Additions	—	—	6,913	—
Amortization	—	(12,342)	(6,256)	(1,579)
Balance at December 31, 2019	$120,343	$23,852	$7,522	$5,708
Amortization	—	(9,339)	(4,267)	(1,110)
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
Additions	—	—	9,100	—
Adjustments	—	—	(27)	—
Amortization	—	(9,081)	(3,577)	(1,066)
Balance at December 31, 2021	$120,343	$5,432	$8,751	$3,532

Estimated future amortization expense for customer relationships and trademarks at December 31, 2021 is as follows (in thousands):

Year Ending December 31,
2022	$9,227
2023	3,639
2024	2,830
2025	404
2026	404
> 5 years	1,211
Total	$17,715

9. Debt
Debt consists of the following amounts as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Long-term debt:
Senior Credit Facility (1) (2)	$135,000	$100,000
Total long-term debt	135,000	100,000
Total debt	$135,000	$100,000
(1) As of December 31, 2021 and 2020, the weighted average interest rate on the Senior Credit Facility was 3.24% and 3.75%, respectively.
(2) As of December 31, 2021 and 2020, we had $27.7 million and $31.0 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.8 million and $1.6 million as of December 31, 2021 and 2020, respectively. Of these amounts, $1.0 million and $1.0 million are recorded in other current assets, and $0.8 million and $0.6 million are recorded in other non-current assets in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Senior Credit Facility	$2,206	$2,291	$5,263
Letters of credit fees and commitment fees	1,417	1,472	1,656
Amortization of deferred financing costs	997	1,210	1,275
Other	306	293	197
Verde promissory note	—	—	230
Interest expense	$4,926	$5,266	$8,621
Senior Credit Facility
The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $227.5 million as of December 31, 2021. As further described below, on October 15, 2021, the Company entered into the Fifth Amendment to its Senior Credit Facility.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment to the Senior Credit Facility (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of December 31, 2021 was 2.12 to 1.00.

•Maximum Total Leverage Ratio. We must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of December 31, 2021 was 1.86 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) to (b) Adjusted EBITDA. Our Maximum Senior Secured Leverage Ratio as of December 31, 2021 was 1.67 to 1.00.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of December 31, 2021, we were in compliance with our various covenants under the Senior Credit Facility.
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

Subordinated Debt Facility

In October 2021, the Company entered into an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the "Subordinated Debt Facility"), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility amended and restated the Subordinated Promissory Note dated June 2019, by and among the Company, Spark HoldCo and Retailco, solely to extend the maturity date from January 31, 2023 to January 31, 2025.

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

As of December 31, 2021 and 2020, there were no outstanding borrowings under the Subordinated Debt Facility.

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

	Level 1	Level 2	Level 3	Total
December 31, 2021
Non-trading commodity derivative assets	$104	$4,038	$—	$4,142
Trading commodity derivative assets	—	128	—	128
Total commodity derivative assets	$104	$4,166	$—	$4,270
Non-trading commodity derivative liabilities	$—	$(3,236)	$—	$(3,236)
Trading commodity derivative liabilities	—	(958)	—	(958)
Total commodity derivative liabilities	$—	$(4,194)	$—	$(4,194)

	Level 1	Level 2	Level 3	Total
December 31, 2020
Non-trading commodity derivative assets	$104	$99	$—	$203
Trading commodity derivative assets	—	108	—	108
Total commodity derivative assets	$104	$207	$—	$311
Non-trading commodity derivative liabilities	$(5)	$(7,655)	$—	$(7,660)
Trading commodity derivative liabilities	—	(72)	—	(72)
Total commodity derivative liabilities	$(5)	$(7,727)	$—	$(7,732)
We had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2021, 2020 and 2019.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of December 31, 2021 and 2020, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.1 million and $0.2 million, respectively.
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

The Company measures the cost of awards classified as equity awards based on the grant date fair value of the award, and the Company measures the cost of awards classified as liability awards at the fair value of the award at each reporting period. The Company has utilized an estimated 10% annual forfeiture rate of restricted stock units in determining the fair value for all awards excluding those issued to executive level recipients and non-employee directors, for which no forfeitures are estimated to occur. The Company has elected to recognize related compensation expense on a straight-line basis over the associated vesting periods.

Although the restricted stock units allow for cash settlement of the awards at the sole discretion of management of the Company, management intends to settle the awards by issuing shares of the Company’s Class A common stock.

Total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $2.5 million and $5.5 million. Total income tax benefit related to stock-based compensation recognized in net income (loss) was $0.4 million, $0.3 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units is based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $3.1 million, $2.4 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, in general and administrative expense with a corresponding increase to additional paid in capital. The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2021:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	305	$9.48
Granted	394	10.67
Dividend reinvestment issuances	27	10.79
Vested	(319)	10.90
Forfeited	(14)	10.56
Unvested at December 31, 2021	393	$10.35

For the year ended December 31, 2021, 319,351 restricted stock units vested, with 211,154 shares of Class A common stock distributed to the holders of these units and 108,197 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2021, there was $2.9 million of total unrecognized compensation cost related to the Company’s equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.0 years.

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

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $0.3 million, $0.1 million and $0.5 million for years ended December 31, 2021, 2020 and 2019, respectively, in general and administrative expense with a corresponding increase to liabilities. As of December 31, 2021 and 2020, the Company’s liabilities related to these restricted stock units recorded in current liabilities was $0.2 million and $0.1 million, respectively. The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2021:

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2020	37	$9.57
Granted	8	11.43
Dividend reinvestment issuances	1	11.43
Vested	(23)	10.70
Forfeited	—	—
Unvested at December 31, 2021	23	$11.43

For the year ended December 31, 2021, 23,052 restricted stock units vested, with 7,987 shares of Class A common stock distributed to the holders of these units and 15,065 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to the Company’s liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 0.4 years.

12. Income Taxes

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

The provision for income taxes for the years ended December 31, 2021, 2020, and 2019 included the following components:

(in thousands)	2021	2020	2019
Current:
Federal	$381	$10,722	$10,511
State	(622)	3,109	3,675
Total Current	(241)	13,831	14,186

Deferred:
Federal	3,070	1,778	(4,668)
State	975	127	(2,261)
Total Deferred	4,045	1,905	(6,929)
Provision for income taxes	$3,804	$15,736	$7,257

The effective income tax rate was (2,588)%, 19%, and 34% for the years ended December 31, 2021, 2020, and 2019, respectively. The following table reconciles the income tax benefit that would result from application of the statutory federal tax rate, 21%, 21%, and 21% for the years ended December 31, 2021, 2020, and 2019 respectively, to the amount included in the consolidated statement of operations:

(in thousands)	2021	2020	2019
Expected provision at federal statutory rate	$(31)	$17,630	$4,509
Increase (decrease) resulting from:
Non-controlling interest	3,475	(6,464)	(1,329)
Class A Preferred Stock dividends	1,264	1,304	1,341
State income taxes, net of federal income tax effect	1,487	4,145	1,382
Prior year tax adjustments	(996)	(993)	1,060
Non-deductible expenses	(158)	195	256
Rate differential on loss carryback	(1,157)	—	—
Other	(80)	(81)	38
Provision for income taxes	$3,804	$15,736	$7,257

Total income tax expense for the years ended December 31, 2021, 2020 and 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest, which gets taxed at the non-controlling interest partner level. In addition, in 2021 the Company recognized an effective tax rate benefit from the carry-back of a net operating loss due to higher statutory rate in the carry-back years.

The components of our deferred tax assets as of December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Deferred Tax Assets:
Investment in Spark HoldCo	$20,942	$25,751
Derivative Liabilities	—	416
Intangibles	2,822	1,393
Other	599	531
Total deferred tax assets	24,363	28,091

Deferred Tax Liabilities:
Derivative Liabilities	(245)	—
Other	(203)	(131)
Total deferred tax liabilities	(448)	(131)
Total deferred tax assets/liabilities	$23,915	$27,960

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

The tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021 and 2020 there was no liability, and for the years ended December 31, 2021, 2020 and 2019, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2021 and 2020.
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

In January 2022, the Company participated in mediation which covered three Spark brand matters: (1) Janet Rolland et al v. Spark Energy, LLC (D.N.J Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3) Local 901 v. Spark Energy, LLC (Sup. Ct. Allen County, Indiana Aug. 2019). The Company is working with an independent mediator to find a resolution to these cases, and the parties have suspended litigation pending a mutually agreed settlement. Given the ongoing mediation we cannot predict the outcome of these cases at this time.

In December of 2020, the Company participated in mediation which covered several Verde brand matters: (1) Marshall v. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) Panzer v. Verde Energy, USA Inc. and Oasis Power, LLC (E.D. Pa Aug. 2019); (5) LaQua v. Verde Energy USA New York, LLC (E.D.N Y. Jan. 2020); and (6) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020). The parties agreed to a global settlement that would resolve all of these Verde cases on a nationwide basis. On December 17, 2021, the class action settlement agreement was granted final approval in the United States District Court for the Northern District of Illinois Eastern Division and the deadline for consumers to file a claim is March 31, 2022.

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

Regulatory Matters

Many state regulators, such at the state Public Utility Commissions and Attorney Generals, have increased scrutiny on retail energy providers, across all industry providers. We are subject to regular regulatory inquiries, which include subpoenas, license renewal reviews, and preliminary investigations in the ordinary course of our business. Below is a summary of our currently pending material state regulatory matters. The following state regulatory matters are in various stages and are subject to substantial uncertainties concerning the outcome of material factual and legal issues. Accordingly, we cannot currently predict the manner and timing of the resolution of these state regulatory matters or estimate a range of possible losses or a minimum loss that could result from an adverse action. Management does not currently expect that any currently pending state regulatory matters will have a material adverse effect on our financial position or results of operations.

Connecticut. In 2019, PURA initiated review of two of the Company's brands in Connecticut, Spark and Verde, focusing on marketing, billing and enrollment practices. The Company is cooperating with PURA's requests to review Spark and Verde practices in Connecticut.

New York. Prior to the purchase of Major Energy by the Company, in 2015, Major Energy Services, LLC and Major Energy Electric Services were contacted by the Attorney General, Bureau of Consumer Frauds & Protection for State of New York relating to their marketing practices. Major Energy has exchanged information in response to various requests from the Attorney General and recently agreed to respond to additional questions via remote proceedings in October of 2020. In January 2022, New York State Attorney General filed a complaint against Major Energy regarding the historical acts of Major Energy (a pre-acquisition matter). Via Renewables, Inc. was also named in the action due to current ownership. We are responding to the complaint (due end of March 2022) and seeking indemnification from the Major Energy former owners.

Pennsylvania. Verde Energy USA, Inc. (“Verde”) was the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserted that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and to work with the PPUC cooperatively. Verde reached a settlement, which included payment of a civil penalty of $1.0 million and a $0.1 million contribution to the PPL hardship fund. On June 30, 2020, Verde and PPUC Bureau of Investigation and Enforcement filed a Joint Petition for Approval of Settlement and Statements in Support of that Joint Petition with the Commission. The Office of Consumer Advocacy in Pennsylvania has filed several objections to this settlement; however, the settlement has survived all objections to date, and should be finalized by mid-2022.

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
As of December 31, 2021 and December 31, 2020 we had accrued $14.7 million and $26.6 million, respectively, related to litigation and regulatory matters and $0.7 million and $1.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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
The following tables presents asset and liability balances with affiliates (in thousands):

	December 31, 2021	December 31, 2020
Assets
Accounts Receivable - affiliates	$3,819	$5,053
Total Assets - affiliates	$3,819	$5,053

	December 31, 2021	December 31, 2020
Liabilities
Accounts Payable - affiliates	$491	$826
Total Liabilities - affiliates	$491	$826
The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Revenue NAO - affiliates	$1,566	$1,025	$2,423
Cost of Revenue NAO - affiliates	5	241	104
Net NAO - affiliates	$1,561	$784	$2,319
Cost Allocations
Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(0.5) million, $(1.5) million and $(0.7) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Of the amounts directly billed and allocated from affiliates, we recorded general and administrative expense of $0.1 million, $0.2 million, and zero for the year ended December 31, 2021, 2020 and 2019 related to telemarketing activities performed by an affiliate.
Distributions to and Contributions from Affiliates
During the years ended December 31, 2021, 2020 and 2019, we made distributions to affiliates of our Founder of $14.8 million, $15.1 million and $15.1 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the years ended December 31, 2021, 2020 and 2019, we also made distributions to these affiliates for gross-up distributions of $2.6 million, $14.4 million, and $19.7 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.
Proceeds from Disgorgement of Stockholder Short-swing Profits

During the years ended December 31, 2021, 2020 and 2019, we recorded zero, zero, and $0.1 million, respectively, for the disgorgement of stockholder short-swing profits under Section 16(b) under the Exchange Act. The amount was recorded as an increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2021, 2020 and 2019.
Subordinated Debt Facility

In June 2019, we and Spark HoldCo entered into a Subordinated Debt Facility with an affiliate owned by our Founder, which allows the Company to borrow up to $25.0 million. The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility. Advances thereunder accrue interest at 5% per annum from the date of the advance. As of December 31, 2021 and 2020, there were no outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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

For the years ended December 31, 2021, 2020 and 2019, we recorded asset optimization revenues of $57.0 million, $24.8 million and $62.8 million and asset optimization cost of revenues of $61.2 million, $25.5 million and $60.0 million, respectively, which are presented on a net basis in asset optimization revenues.

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

Below is a reconciliation of retail gross margin to income (loss) before income tax expense (in thousands):

	Years Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of Retail Gross Margin to Income (loss) before taxes
(Loss) income before income tax expense	$(147)	$83,954	$21,470
Gain on disposal of eRex	—	—	(4,862)
Interest and other income	(370)	(423)	(1,250)
Interest expense	4,926	5,266	8,621
Operating income	4,409	88,797	23,979
Depreciation and amortization	21,578	30,767	40,987
General and administrative	44,279	90,734	133,534
Less:
Net asset optimization (expense) revenue	(4,243)	(657)	2,771
Net, gain (loss) on non-trading derivative instruments	22,130	(23,439)	(67,955)
Net, cash settlements on non-trading derivative instruments	(15,752)	37,921	42,944
Non-recurring event - Winter Storm Uri	(64,403)	—	—
Retail Gross Margin	$132,534	$196,473	$220,740

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$322,594	$75,134	$(4,243)	$—	$393,485
Retail cost of revenues	284,794	38,425	—	—	323,219
Less:
Net asset optimization revenue	—	—	(4,243)	—	(4,243)
Net, gain on non-trading derivative instruments	19,070	3,060	—	—	22,130
Current period settlements on non-trading derivatives	(12,876)	(2,876)	—	—	(15,752)
Non-recurring event - Winter Storm Uri	(64,403)	—	—	—	(64,403)
Retail gross margin	$96,009	$36,525	$—	$—	$132,534
Total Assets	$1,527,456	$7,320	$311,556	$(1,491,056)	$355,276
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$461,393	$94,154	$(657)	$—	$554,890
Retail cost of revenues	306,012	38,580	—	—	344,592
Less:
Net asset optimization expense	—	—	(657)	—	(657)
Net, losses on non-trading derivative instruments	(23,242)	(197)	—	—	(23,439)
Current period settlements on non-trading derivatives	35,390	2,531	—	—	37,921
Retail gross margin	$143,233	$53,240	$—	$—	$196,473
Total Assets	$2,906,139	$941,569	$318,865	$(3,799,906)	$366,667
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2019
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$688,451	$122,503	$2,771	$—	$813,725
Retail cost of revenues	552,250	62,975	—	—	615,225
Less:
Net asset optimization expense	—	—	2,771	—	2,771
Net, Losses on non-trading derivative instruments	(66,180)	(1,775)	—	—	(67,955)
Current period settlements on non-trading derivatives	41,841	1,103	—	—	42,944
Retail gross margin	$160,540	$60,200	$—	$—	$220,740
Total Assets	$2,524,884	$820,601	$341,411	$(3,263,928)	$422,968
Goodwill	$117,813	$2,530	$—	$—	$120,343

Significant Customers
For each of the years ended December 31, 2021, 2020 and 2019, we did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.
Significant Suppliers
For each of the years ended December 31, 2021, 2020 and 2019, we had two, one, and one significant suppliers that individually accounted for more than 10% of our consolidated retail cost of revenues. For each of the years ended December 31, 2021, 2020 and 2019, these suppliers accounted for 26%, 11% and 10% of our consolidated cost of revenue.

16. Customer Acquisitions

In May 2021, we entered into a series of asset purchase agreements and agreed to acquire up to approximately 56,900 RCEs for a cash purchase price of up to a maximum of $11.5 million. These customers began transferring in August 2021, and are located in our existing markets. During the year ended December 31, 2021, a total of $3.8 million was paid for approximately 45,000 RCEs ($9.1 million for acquired customer contracts, net of $5.3 million related holdbacks under the terms of the purchase agreement). In addition, approximately $1.2 million was released back to us for a reduction in RCEs to be acquired.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of December 31, 2021, the balance in the escrow account was $6.4 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

In July 2021, we entered into an agreement to acquire up to approximately 50,000 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volume billed and collected for the acquired customer contracts. These customers began transferring in the fourth quarter of 2021, and are located in our existing markets. Due to the contingent fee structure, the cost of the RCEs will be recognized when probable and reasonably estimable.

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

18. Subsequent Events

Declaration of Dividends

On January 20, 2022, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on March 1, 2022, which will be paid on March 15, 2022.

We also declared a quarterly cash dividend in the amount of $0.546875 per share to holders of record of the Series A Preferred Stock on January 20, 2022. The dividend will be paid on April 15, 2022 to holders of record on April 1, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

See "Management's Report on Internal Control Over Financial Reporting" under Item 8 of this Annual Report.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Equity Compensation Plan Information
The following table shows information about our Class A common stock that may be issued under the Via Renewables, Inc. Amended and Restated Incentive Plan (the “Incentive Plan”) as of December 31, 2021.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2))
Equity compensation plans approved by the security holders	488,789	1,783,577
Equity compensation plans not approved by the security holders	—	—
Total	488,789	1,783,577
(1) This column reflects the maximum number of shares of Class A common stock that may be issued under outstanding and unvested restricted stock units ("RSUs") at December 31, 2021. No stock options or warrants have been granted under the Incentive Plan.
(2) This column reflects the total number of shares of Class A common stock remaining available for issuance under the LTIP.

The Incentive Plan is the only plan under which our equity securities are authorized for issuance. The Incentive Plan was approved by our shareholder prior to our initial public offering and was approved by our public shareholders in 2019. Please read Note 11 to our consolidated financial statements, entitled "Stock-Based Compensation" for a description of the Incentive Plan.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(1) The consolidated financial statements of Via Renewables, Inc. and its subsidiaries and the report of the independent registered public accounting firm are included in Part II, Item 8 of this Annual Report.

(2) All schedules have been omitted because they are not required under the related instructions, are not applicable or the information is presented in the consolidated financial statements or related notes.

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement by and between Spark HoldCo, LLC and Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through August 6, 2021	10-Q	3.1	11/4/2021	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc.	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock.	8-A	5	3/14/2017	001-36559
4.1	Description of Capital Stock of Via Renewables, Inc.	10-K	4.1	3/5/2020	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1
Credit Agreement, dated as of May 19, 2017, among Spark Energy, Inc., Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power, LLC, Oasis Power Holdings, LLC, Electricity Maine, LLC, Electricity N.H., LLC, Provider Power Mass, LLC, Major Energy Services LLC, Major Energy Electric Services LLC, Respond Power LLC and Perigee Energy, LLC as Co-Borrowers, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, an Issuing Bank and a Bank, and Coöperatieve Rabobank U.A., New York Branch and BBVA Compass, as Joint Lead Arrangers and Sole Bookrunner, and the Other Financial Institutions Signatory Thereto.
		8-K	10.1	5/24/2017	001-36559
10.2
Amendment No. 1 to the Credit Agreement, dated as of November 2, 2017, among Spark HoldCo, LLC, Spark Energy, LLC, Spark Energy Gas, LLC, CenStar Energy Corp, CenStar Operating Company, LLC, Oasis Power, LLC, Electricity Maine, LLC, Electricity N.H., LLC, Provider Power Mass, LLC, Major Energy Services, LLC, Major Energy Electric Services LLC, Respond Power, LLC, Perigee Energy, LLC, Verde Energy USA, Inc., Verde Energy USA, Inc., Verde Energy USA Commodities, LLC, Verde Energy USA Connecticut, LLC, Verde Energy USA DC, LLC, Verde Energy USA Illinois, LLC, Verde Energy USA Maryland, LLC, Verde Energy USA Massachusetts, LLC, Verde Energy USA New Jersey, LLC, Verde Energy USA New York, LLC, Verde Energy USA Ohio, LLC, Verde Energy USA Pennsylvania, LLC, Verde Energy USA Texas Holdings, LLC, Verde Energy USA Trading, LLC, Verde Energy Solutions, LLC, and Verde Energy USA Texas, LLC as Co-Borrowers, Spark Energy, Inc., Coöperatieve Rabobank U.A., New York Branch, as Agent, and the Banks party thereto.
		10-Q	10.1	11/3/2017	001-36559
10.3	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto, and Brown Brothers Harrisman & Co., as existing bank.	8-K	10.1	7/20/2018	001-36559
10.4	Amendment No. 3 to the Credit Agreement, dated as of June 13, 2019, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	6/18/2019	001-36559
10.5#	Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	10-Q	10.1	8/5/2020	001-36559
10.6*#
Amendment No. 5 to the Credit Agreement, dated as of October 15, 2021, by and among Via Renewables, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.

10.7	New Bank Agreement, dated October 30, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto and Gulf Capital Bank, as new bank.	10-Q	10.2	11/4/2020	001-36559
10.8	New Bank Agreement, dated January 19, 2021, by and among Spark Energy, Inc., the Co-Borrowers and Guarantors, the Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and Wells Fargo Bank, NA, as new bank	10-Q	10.2	5/6/2021	001-36559

10.9	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.10	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.11	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559
10.12	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559
10.13	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.14	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.15	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.16	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated July 31, 2020.	10-K	10.46	3/4/2021	001-36559
10.17	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Via Renewables, Inc., dated October 13, 2021.	8-K	10.2	10/20/2021	001-36559
10.18†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738
10.19†	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.	10-Q	10.3	11/10/2016	001-36559
10.20†	Spark Energy, Inc. Second Amended and Restated Long Term Incentive Plan.	8-K	10.1	5/23/2019	001-36559
10.21†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375
10.22†	Form of Restricted Stock Unit Agreement (Second A&R LTIP).	10-Q	10.2	8/5/2020	001-36559
10.23†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-197738
10.24†	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).	10-Q	10.5	8/3/2018	333-196375
10.25†	Form of Notice of Grant of Restricted Stock Unit (Second A&R LTIP).	10-Q	10.3	8/5/2020	001-36559

10.26†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.27†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559
10.28†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559
10.29†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Nick W. Evans, Jr.	8-K	10.1	5/27/2016	001-36559
10.30†	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.31†	Indemnification Agreement, dated as of March 17, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.2	3/19/2020	001-36559
10.32†	Employment Agreement, dated June 14, 2019, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.3	6/18/2019	001-36559
10.33†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.34†	Employment Agreement, effective as of March 23, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	3/25/2020	001-36559
10.35†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas	10-Q	10.5	11/4/2021	001-36559
10.36†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	11/8/2021	001-36559
10.37†	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC	10-K	10.47	3/4/2021	001-36559
10.38†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.	10-Q	10.3	11/4/2021	001-36559
10.39	Transition and Resignation Agreement and Mutual Release of Claims, dated April 2, 2021, between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	4/8/2021	001-36559
10.40 †	Transition and Resignation Agreement and Mutual Release of Claims, dated November 4, 2021, by and between Via Renewables, Inc. and James Jones	10-Q	10.4	11/4/2021	001-36559
21.1*	List of Subsidiaries of Via Renewables, Inc.
23.1*	Consent of EY
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

March 3, 2022	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 3, 2022:

	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Nick Evans Jr.
Nick Evans Jr.
Director

/s/ Kenneth M. Hartwick
Kenneth M. Hartwick
Director

/s/ Amanda Bush
Amanda Bush
Director