Form 10-Q
period 2022-03-31
Via Renewables, Inc.
filed 2022-05-05
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
        Yes ☐    No ☒

There were 15,661,371 shares of Class A common stock, 20,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of May 3, 2022.

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
•changes in commodity prices and interest rates;
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
•competition; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,363	$68,899
Restricted cash	2,417	6,421
Accounts receivable, net of allowance for doubtful accounts of $3,055 at March 31, 2022 and $2,368 at December 31, 2021	65,510	66,676
Accounts receivable—affiliates	3,718	3,819
Inventory	108	1,982
Fair value of derivative assets, net	27,911	3,930
Customer acquisition costs, net	1,401	946
Customer relationships, net	9,893	8,523
Deposits	6,393	6,664
Renewable energy credit asset	21,108	14,691
Other current assets	12,307	14,129
Total current assets	202,129	196,680
Property and equipment, net	4,388	4,261
Fair value of derivative assets, net	1,177	340
Customer acquisition costs, net	853	453
Customer relationships, net	622	5,660
Deferred tax assets	19,967	23,915
Goodwill	120,343	120,343
Other assets	3,269	3,624
Total assets	$352,748	$355,276
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$35,612	$43,285
Accounts payable—affiliates	437	491
Accrued liabilities	16,822	19,303
Renewable energy credit liability	16,919	13,548
Fair value of derivative liabilities, net	86	4,158
Other current liabilities	503	1,707
Total current liabilities	70,379	82,492
Long-term liabilities:
Fair value of derivative liabilities, net	885	36
Long-term portion of Senior Credit Facility	106,000	135,000
Subordinated debt—affiliates	15,000	—
Other long-term liabilities	—	109
Total liabilities	192,264	217,637
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and 3,567,543 shares outstanding at March 31, 2022 and December 31, 2021	87,288	87,288
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 15,804,277 shares issued and 15,659,683 shares outstanding at March 31, 2022 and 15,791,019 shares issued and 15,646,425 shares outstanding at December 31, 2021	158	158
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,000,000 shares issued and outstanding at March 31, 2022 and 20,000,000 shares issued and outstanding at December 31, 2021	201	201
Additional paid-in capital	55,209	54,663
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	8,960	776
Treasury stock, at cost, 144,594 shares at March 31, 2022 and December 31, 2021	(2,406)	(2,406)
Total stockholders' equity	62,082	53,352
Non-controlling interest in Spark HoldCo, LLC	11,114	(3,001)
Total equity	73,196	50,351
Total liabilities, Series A Preferred Stock and Stockholders' equity	$352,748	$355,276
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Retail revenues	$128,058	$113,145
Net asset optimization expense	(904)	(140)
Total Revenues	127,154	113,005
Operating Expenses:
Retail cost of revenues	68,707	122,168
General and administrative	14,935	12,671
Depreciation and amortization	5,184	6,036
Total Operating Expenses	88,826	140,875
Operating income (loss)	38,328	(27,870)
Other (expense)/income:
Interest expense	(1,307)	(1,311)
Interest and other income	48	86
Total other expenses	(1,259)	(1,225)
Income (loss) before income tax expense	37,069	(29,095)
Income tax expense (benefit)	6,044	(1,535)
Net income (loss)	$31,025	$(27,560)
Less: Net income (loss) attributable to non-controlling interests	18,052	(19,929)
Net income (loss) attributable to Via Renewables, Inc. stockholders	$12,973	$(7,631)
Less: Dividend on Series A Preferred Stock	1,951	1,951
Net income (loss) attributable to stockholders of Class A common stock	$11,022	$(9,582)

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$0.70	$(0.66)
Diluted	$0.70	$(0.66)

Weighted average shares of Class A common stock outstanding
Basic	15,656	14,627
Diluted	15,796	14,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	15,791	20,000	(144)	$158	$201	$(2,406)	$(40)	$54,663	$776	$53,352	$(3,001)	$50,351
Stock based compensation	—	—	—		—	—	—	345	—	345	—	345
Restricted stock unit vesting	13		—	—	—	—	—	(58)	—	(58)	—	(58)
Consolidated net income	—	—	—	—	—	—	—	—	12,973	12,973	18,052	31,025
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,678)	(3,678)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,838)	(2,838)	—	(2,838)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Changes in ownership interest	—	—	—	—	—	—	—	259	—	259	(259)	—
Balance at March 31, 2022	15,804	20,000	(144)	$158	$201	$(2,406)	$(40)	$55,209	$8,960	$62,082	$11,114	$73,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended March 31, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
Stock based compensation	—	—	—	—	—	—	—	377	—	377	—	377
Consolidated net loss	—	—	—	—	—	—	—	—	(7,631)	(7,631)	(19,929)	(27,560)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(6,439)	(6,439)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	(2,651)	—	(2,651)	—	(2,651)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Changes in ownership interest	—	—	—	—	—	—	—	(44)	—	(44)	44	—
Balance at March 31, 2021	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$52,904	$2,139	$52,954	$(2,717)	$50,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$31,025	$(27,560)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	5,184	6,036
Deferred income taxes	3,948	(5,065)
Stock based compensation	351	467
Amortization of deferred financing costs	245	259
Bad debt expense	1,024	(247)
Gain on derivatives, net	(45,063)	(7,024)
Current period cash settlements on derivatives, net	13,136	1,185
Other	43	—
Changes in assets and liabilities:
Decrease in accounts receivable	177	14,926
Decrease (increase) in accounts receivable—affiliates	101	(211)
Decrease in inventory	1,874	1,365
Increase in customer acquisition costs	(1,196)	(213)
Increase in prepaid and other current assets	(833)	(3,012)
Decrease in intangible assets—customer acquisition	—	27
Decrease in other assets	252	254
Decrease in accounts payable and accrued liabilities	(4,320)	(5,271)
(Decrease) increase in accounts payable—affiliates	(54)	433
(Decrease) increase in other current liabilities	(1,203)	41
Decrease in other non-current liabilities	(108)	(22)
Net cash provided by (used in) operating activities	4,583	(23,632)
Cash flows from investing activities:
Purchases of property and equipment	(205)	(520)
Acquisition of Customers	(3,393)	—
Net cash used in investing activities	(3,598)	(520)
Cash flows from financing activities:
Borrowings on notes payable	88,000	191,000
Payments on notes payable	(117,000)	(156,000)
Net borrowings on subordinated debt facility	15,000	10,000
Restricted stock vesting	(58)	—
Payment of dividends to Class A common stockholders	(2,838)	(2,651)
Payment of distributions to non-controlling unitholders	(3,678)	(6,439)
Payment of Preferred Stock dividends	(1,951)	(1,951)
Net cash (used) provided in financing activities	(22,525)	33,959
(Decrease) Increase in Cash, cash equivalents and Restricted cash	(21,540)	9,807
Cash, cash equivalents and Restricted cash—beginning of period	75,320	71,684
Cash, cash equivalents and Restricted cash—end of period	$53,780	$81,491
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$447	$23
Cash paid during the period for:
Interest	$1,073	$889
Taxes	$205	$(361)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization

Organization

We are an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose primary asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries. Spark HoldCo is the direct and indirect owner of the subsidiaries through which we operate our retail energy services. We conduct our retail energy services business through several brands across our service areas, including Electricity Maine, Electricity N.H., Major Energy, Provider Power Massachusetts, Spark Energy, and Verde Energy. Via Energy Solutions (“VES”) is a wholly owned subsidiary of the Company that offers broker services for retail energy customers.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

W. Keith Maxwell, III (our "Founder") is the Chief Executive Officer, a director and the owner of a majority of the voting power of our common stock through his ownership of NuDevco Retail, LLC ("NuDevco Retail") and Retailco, LLC ("Retailco"). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail

Holdings LLC ("NuDevco Retail Holdings"), which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

New Accounting Standards Recently Adopted

There have been no changes to our significant accounting policies as disclosed in our 2021 Form 10-K, except as follows:

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. The amendments in these ASUs were effective upon issuance and can be applied prospectively through December 31, 2022. The Company's Senior Credit Facility and Series A Preferred Stock Certificate of Designations make reference to a LIBOR rate. The Senior Credit Facility outlines the specific procedures that will be undertaken once an appropriate alternative benchmark is identified. We adopted ASU 2020-04 effective January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.

Standards Being Evaluated/Standards Not Yet Adopted

The Company considers the applicability and impact of all ASUs. New ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

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

Revenues for electricity, natural gas, and related services are recognized as the Company transfers the promised goods and services to the customer. Electricity and natural gas products may be sold as fixed-price or variable-price products. The typical length of a contract to provide electricity and/or natural gas is twelve months. Customers are billed and generally pay at least monthly, based on usage. Electricity and natural gas sales that have been delivered but not billed by period end are estimated and recorded as accrued unbilled revenues based on estimates of customer usage since the date of the last meter read provided by the utility. Volume estimates are based on forecasted volumes and estimated residential and commercial customer usage. Unbilled revenues are calculated by multiplying these volume estimates by the applicable rate by customer class (residential or commercial). Estimated amounts are adjusted when actual usage is known and billed.

The following table discloses revenue by primary geographical market, customer type, and customer credit risk profile (in thousands). The table also includes a reconciliation of the disaggregated revenue to revenue by reportable segment (in thousands).

	Reportable Segments
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$29,461	$5,161	$34,622	$26,241	$4,377	$30,618
Mid-Atlantic	30,419	19,513	49,932	28,550	13,455	42,005
Midwest	9,939	9,620	19,559	11,059	10,238	21,297
Southwest	18,222	5,723	23,945	12,905	6,320	19,225
	$88,041	$40,017	$128,058	$78,755	$34,390	$113,145

Customer type
Commercial	$11,080	$20,429	$31,509	$15,216	$11,516	$26,732
Residential	79,937	22,145	102,082	73,272	26,490	99,762
Unbilled revenue (c)	(2,976)	(2,557)	(5,533)	(9,733)	(3,616)	(13,349)
	$88,041	$40,017	$128,058	$78,755	$34,390	$113,145

Customer credit risk
POR	$56,176	$25,510	$81,686	$50,850	$19,600	$70,450
Non-POR	31,865	14,507	46,372	27,905	14,790	42,695
	$88,041	$40,017	$128,058	$78,755	$34,390	$113,145

(a) Retail Electricity includes Services

(b) The primary markets include the following states:

•New England - Connecticut, Maine, Massachusetts, New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Colombia), New Jersey, New York and Pennsylvania;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada, and Texas.

(c) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2022 and 2021, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.4 million and $1.2 million, respectively.

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

A rollforward of our allowance for credit losses for the three months ended March 31, 2022 are presented in the table below (in thousands):

Balance at December 31, 2021	$(2,368)
Current period bad debt provision	(1,024)
Write-offs	356
Recovery of previous write offs	(19)
Balance at March 31, 2022	$(3,055)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2022 and December 31, 2021, respectively.

	The Company	Affiliated Owners
March 31, 2022	44.14%	55.86%
December 31, 2021	44.12%	55.88%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) allocated to non-controlling interest	$19,347	$(18,321)
Income tax expense allocated to non-controlling interest	1,295	1,608
Net income (loss) attributable to non-controlling interest	$18,052	$(19,929)

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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three months ended March 31, 2022, we paid $2.8 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three months ended March 31, 2022, Spark HoldCo made corresponding distributions of $3.6 million to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to Via Renewables, Inc. stockholders	$12,973	$(7,631)
Less: Dividend on Series A Preferred Stock	1,951	1,951
Net income (loss) attributable to stockholders of Class A common stock	$11,022	$(9,582)

Basic weighted average Class A common shares outstanding	15,656	14,627
Basic income (loss) per share attributable to stockholders	$0.70	$(0.66)

Net income (loss) attributable to stockholders of Class A common stock	$11,022	$(9,582)
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Diluted net income (loss) attributable to stockholders of Class A common stock	$11,022	$(9,582)

Basic weighted average Class A common shares outstanding	15,656	14,627
Effect of dilutive Class B common stock	—	—
Effect of dilutive restricted stock units	140	—
Diluted weighted average shares outstanding	15,796	14,627

Diluted income (loss) per share attributable to stockholders	$0.70	$(0.66)

The computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, excludes 20.0 million and 20.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries except VES. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,143	$68,703
Accounts receivable	65,491	66,676
Other current assets	80,148	56,392
Total current assets	196,782	191,771
Non-current assets:
Goodwill	120,343	120,343
Other assets	12,159	16,758
Total non-current assets	132,502	137,101
Total Assets	$329,284	$328,872

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$52,340	$62,538
Other current liabilities	47,934	49,328
Total current liabilities	100,274	111,866
Long-term liabilities:
Long-term portion of Senior Credit Facility	106,000	135,000
Subordinated debt — affiliate	15,000	—
Other long-term liabilities	885	145
Total long-term liabilities	121,885	135,145
Total Liabilities	$222,159	$247,011

5. Preferred Stock

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears as specified in the Series A Preferred Stock Certificate of Designations. The Series A Preferred Stock accrued dividends at an annual percentage rate of 8.75% through April 14, 2022. The floating rate period for the Series A Preferred Stock began on April 15, 2022. The dividend on the Series A Preferred Stock will accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. The liquidation preference provisions of the Series A Preferred Stock are considered contingent redemption provisions because there are rights granted to the holders of the Series A Preferred Stock that are not solely within our control upon a change in control of the Company. Accordingly, the Series A Preferred Stock is presented between liabilities and the equity sections in the accompanying condensed consolidated balance sheets.We have the option to redeem our Series A Preferred Stock on or after April 15, 2022.

During the three months ended March 31, 2022, we paid $1.9 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2022, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2022.

A summary of our preferred equity balance for the three months ended March 31, 2022 is as follows:

(in thousands)
Balance at December 31, 2021	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	—
Balance at March 31, 2022	$87,288

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2022 and December 31, 2021, we offset $3.2 million and $0.5 million, respectively, in collateral to net against the related derivative asset and liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2022	December 31, 2021
Natural Gas	MMBtu	3,807	3,862
Electricity	MWh	1,893	1,785
Trading

Commodity	Notional	March 31, 2022	December 31, 2021
Natural Gas	MMBtu	1,437	1,536
Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Gain on non-trading derivatives, net	$43,916	$7,054
Gain (loss) on trading derivatives, net	1,147	(30)
Gain on derivatives, net	45,063	7,024
Current period settlements on non-trading derivatives	$(13,320)	$(1,189)
Current period settlements on trading derivatives	184	4
Total current period settlements on derivatives	$(13,136)	$(1,185)

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$43,219	$(12,623)	$30,596	$(3,243)	$27,353
Trading commodity derivatives	1,180	(622)	558	—	558
Total Current Derivative Assets	44,399	(13,245)	31,154	(3,243)	27,911
Non-trading commodity derivatives	1,347	(195)	1,152	—	1,152
Trading commodity derivatives	25	—	25	—	25
Total Non-current Derivative Assets	1,372	(195)	1,177	—	1,177
Total Derivative Assets	$45,771	$(13,440)	$32,331	$(3,243)	$29,088

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$—	$—	$—	$—	$—
Trading commodity derivatives	(87)	1	(86)	—	(86)
Total Current Derivative Liabilities	(87)	1	(86)	—	(86)
Non-trading commodity derivatives	(1,420)	534	(885)	—	(885)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(1,420)	534	(885)	—	(885)
Total Derivative Liabilities	$(1,507)	$535	$(971)	$—	$(971)

	December 31, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$7,121	$(3,319)	$3,802	$—	$3,802
Trading commodity derivatives	143	(15)	128	—	128
Total Current Derivative Assets	7,264	(3,334)	3,930	—	3,930
Non-trading commodity derivatives	411	(71)	340	—	340
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	411	(71)	340	—	340
Total Derivative Assets	$7,675	$(3,405)	$4,270	$—	$4,270

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(18,195)	$14,504	$(3,691)	$491	$(3,200)
Trading commodity derivatives	(1,403)	445	(958)	—	(958)
Total Current Derivative Liabilities	(19,598)	14,949	(4,649)	491	(4,158)
Non-trading commodity derivatives	(236)	200	(36)	—	(36)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(236)	200	(36)	—	(36)
Total Derivative Liabilities	$(19,834)	$15,149	$(4,685)	$491	$(4,194)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2022	December 31, 2021
Information technology	2 – 5	$7,137	$6,534
Furniture and fixtures	2 – 5	20	957
Total		7,157	7,491
Accumulated depreciation		(2,769)	(3,230)
Property and equipment—net		$4,388	$4,261
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2022 and December 31, 2021, information technology includes $0.4 million and $0.2 million, respectively, of costs associated with assets not yet placed into service. Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.4 million, respectively, for the three months ended March 31, 2022 and 2021, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2022	December 31, 2021
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$45,452	$46,552
Accumulated amortization	(42,253)	(41,120)
Customer relationships—Acquired	$3,199	$5,432
Customer relationships—Other
Cost	$9,544	$15,955
Accumulated amortization	(2,228)	(7,204)
Customer relationships—Other, net	$7,316	$8,751
Trademarks
Cost	$7,040	$7,040
Accumulated amortization	(3,759)	(3,508)
Trademarks, net	$3,281	$3,532

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2021	$120,343	$5,432	$8,751	$3,532
Additions	—	—	463	—
Amortization	—	(2,233)	(1,898)	(251)
Balance at March 31, 2022	$120,343	$3,199	$7,316	$3,281

During the three months ended March 31, 2022, the Company changed the estimated average life for Customer Relationships – Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the three months ended March 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at March 31, 2022 is as follows (in thousands):

Year ending December 31,
2022 (remaining nine months)	$10,113
2023	1,099
2024	533
2025	436
2026	404
> 5 years	1,211
Total	$13,796

9. Debt
Debt consists of the following amounts as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Long-term debt:
Senior Credit Facility (1) (2)	$106,000	$135,000
Subordinated Debt	15,000	—
Total long-term debt	121,000	135,000
Total debt	$121,000	$135,000
(1) As of March 31, 2022 and December 31, 2021, the weighted average interest rate on the Senior Credit Facility was 3.51% and 3.24%, respectively.
(2) As of March 31, 2022 and December 31, 2021, we had $28.3 million and $27.7 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.5 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively. Of these amounts, $1.0 million and $1.0 million are recorded in other current assets, and $0.5 million and $0.8 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Senior Credit Facility	$696	$468
Letters of credit fees and commitment fees	365	402
Amortization of deferred financing costs	245	259
Other	1	182
Interest Expense	$1,307	$1,311

Senior Credit Facility

The Company, as guarantor, and Spark HoldCo (the “Borrower” and, together with each subsidiary of Spark HoldCo (“Co-Borrowers”)) maintain a senior secured borrowing base credit facility (as amended from time to time, “Senior Credit Facility”) that allows us to borrow on a revolving basis and has a maximum borrowing capacity of $227.5 million as of March 31, 2022.

The Senior Credit Facility will mature on October 13, 2023, and all amounts outstanding thereunder will be payable on the maturity date. Borrowings under the Senior Credit Facility may be used to pay fees and expenses in connection with the Senior Credit Facility, finance ongoing working capital requirements and general corporate purpose requirements of the Co-Borrowers, and to provide partial funding for acquisitions, as allowed under terms of the Senior Credit Facility. The Senior Credit Facility provides for Acquisition Loans not to exceed 75% of the adjusted purchase price of the acquisition, as defined in the agreement.

Pursuant to the Senior Credit Facility, the interest rate for Working Capital Loans and Letters of Credit is generally determined by reference to the Eurodollar rate plus an applicable margin of up to 3.25% per annum (based on the prevailing utilization) or an alternate base rate plus an applicable margin of up to 2.25% per annum (based on the prevailing utilization). The alternate base rate is equal to the highest of (i) the prime rate (as published in the Wall Street Journal), (ii) the federal funds rate plus 0.50% per annum, or (iii) the reference Eurodollar rate plus 1.00%.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. We must maintain a minimum fixed charge coverage ratio of not less than 1.25 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of consolidated (with respect to the Company and the Co-Borrowers) interest expense, letter of credit fees, commitment fees, acquisition earn-out payments (excluding earnout payments funded with proceeds from newly issued preferred or common equity), distributions, scheduled amortization payments, and payments made on or after the closing of the Fourth Amendment to the Senior Credit Facility (other than such payments made from escrow accounts which were funded in connection with a permitted acquisition) related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of March 31, 2022 was 1.62 to 1.00.

•Maximum Total Leverage Ratio. We must maintain a ratio of (x) the sum of total indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in SEC filings, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of March 31, 2022 was 2.00 to 1.00.

•Maximum Senior Secured Leverage Ratio. We must maintain a Senior Secured Leverage Ratio of no more than 1.85 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all indebtedness of the loan parties on a consolidated basis that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility) to (b) Adjusted EBITDA. Our Maximum Senior Secured Leverage Ratio as of March 31, 2022 was 1.80 to 1.00.

The Senior Credit Facility contains various negative covenants that limit our ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions, investments, acquisitions or loans, materially modify certain agreements, or enter into transactions with affiliates. The Senior Credit Facility also contains affirmative covenants that are customary for credit facilities of this type. As of March 31, 2022, we were in compliance with our various covenants under the Senior Credit Facility.

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

Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility matures on January 31, 2025.

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

As of March 31, 2022, and December 31, 2021, there were $15.0 million and zero, respectively, of outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
March 31, 2022
Non-trading commodity derivative assets	$1,425	$27,080	$—	$28,505
Trading commodity derivative assets	59	524	—	583
Total commodity derivative assets	$1,484	$27,604	$—	$29,088
Non-trading commodity derivative liabilities	$—	$(885)	$—	$(885)
Trading commodity derivative liabilities	—	(86)	—	(86)
Total commodity derivative liabilities	$—	$(971)	$—	$(971)

	Level 1	Level 2	Level 3	Total
December 31, 2021
Non-trading commodity derivative assets	$104	$4,038	$—	$4,142
Trading commodity derivative assets	—	128	—	128
Total commodity derivative assets	$104	$4,166	$—	$4,270
Non-trading commodity derivative liabilities	$—	$(3,236)	$—	$(3,236)
Trading commodity derivative liabilities	—	(958)	—	(958)
Total commodity derivative liabilities	$—	$(4,194)	$—	$(4,194)
We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2022 and the year ended December 31, 2021.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2022 and December 31, 2021, the credit risk valuation adjustment was a reduction of derivative assets and liabilities, net of $0.1 million and $0.1 million, respectively.

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

As of March 31, 2022, we had a net deferred tax asset of $20.0 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2022 and 2021 was 16.3% and 5.3%, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

In December of 2020, the Company participated in mediation which covered several Verde brand matters: (1) Marshall. Verde Energy USA, Inc. (D.N.J. Jan. 2018); (2) Mercado v. Verde Energy USA, Inc. (N.D. Ill. Mar. 2018); (3) Davis v. Verde Energy USA, Inc., et al. (D. Mass. Apr. 2019); (4) Panzer v. Verde Energy, USA Inc. and Oasis Power, LLC (E.D. Pa Aug. 2019); (5) LaQua v. Verde Energy USA New York, LLC (E.D.N Y. Jan. 2020); and (6) Abbate v. Verde Energy USA Ohio, LLC (S.D. Ohio Jun. 2020).The parties agreed to a global settlement that would resolve all of these Verde cases on a nationwide basis. On December 17, 2021, the class action settlement agreement was granted final approval in the United States District Court for the Northern District of Illinois Eastern Division, and the deadline for consumers to file a claim was March 31, 2022.

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

New York. Prior to the purchase of Major Energy by the Company, in 2015, Major Energy Services, LLC and Major Energy Electric Services were contacted by the Attorney General, Bureau of Consumer Frauds & Protection for State of New York relating to their marketing practices. Major Energy has exchanged information in response to various requests from the Attorney General and recently agreed to respond to additional questions via remote proceedings in October of 2020. In January 2022, New York State Attorney General filed a complaint against
Major Energy regarding the historical acts of Major Energy (a pre-acquisition matter). Via Renewables, Inc. was also named in the action due to current ownership. We are responding to the complaint (due end of April 2022) and seeking indemnification from the Major Energy former owners.

Pennsylvania. Verde Energy USA, Inc. (“Verde”) was the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserted that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and to work with the PPUC cooperatively. Verde reached a settlement, which included payment of a civil penalty of $1.0 million and a $0.1 million contribution to the PPL hardship fund. On June 30, 2020, Verde and PPUC Bureau of Investigation and Enforcement filed a Joint Petition for Approval of Settlement and Statements in Support of that Joint Petition with the Commission. This settlement should be approved by mid-2022.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2018 to 2021 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of March 31, 2022 and December 31, 2021, we had accrued $11.3 million and $14.7 million, respectively, related to litigation and regulatory matters and $0.3 million and $0.7 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	March 31, 2022	December 31, 2021
Assets
Accounts Receivable - affiliates	$3,718	$3,819
Total Assets - affiliates	$3,718	$3,819

	March 31, 2022	December 31, 2021
Liabilities
Accounts Payable - affiliates	$437	$491
Subordinated Debt - affiliates (1)	15,000	—
Total Liabilities - affiliates	$15,437	$491
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue NAO - affiliates	$951	$345
Cost of Revenue NAO - affiliates	29	2
Net NAO - affiliates	$922	$343

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $0.1 million and $(0.8) million for the three months ended March 31, 2022 and 2021, respectively.

General and administrative costs of zero and $0.1 million were recorded for the three months ended March 31, 2022 and 2021, respectively. The general and administrative costs relate to telemarketing activities performed by an affiliate.

Distributions to and Contributions from Affiliates

During three months ended March 31, 2022 and 2021, Spark HoldCo made distributions to affiliates of our Founder of $3.6 million and $3.8 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended March 31, 2022 and 2021, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.1 million and $2.7 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

14. Segment Reporting
Our determination of reportable business segments considers the strategic operating units under which we make financial decisions, allocate resources and assess performance of our business. Our reportable business segments are retail electricity and retail natural gas. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers, and related services. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Corporate and other consists of expenses and assets of the retail electricity and natural gas segments that are managed at a consolidated level such as general and administrative expenses. Asset optimization activities are also included in Corporate and other.
For the three months ended March 31, 2022 and 2021, we recorded asset optimization revenues of $27.3 million and $25.7 million and asset optimization cost of revenues of $28.2 million and $25.8 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to income before income tax expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Retail Gross Margin to income before taxes
Income (loss) before income tax expense	$37,069	$(29,095)
Interest and other income	(48)	(86)
Interest expense	1,307	1,311
Operating income	38,328	(27,870)
Depreciation and amortization	5,184	6,036
General and administrative	14,935	12,671
Less:
Net asset optimization expense	(904)	(140)
Net, gain on non-trading derivative instruments	43,916	7,054
Net, Cash settlements on non-trading derivative instruments	(13,320)	(1,189)
Non-recurring event - Winter Storm Uri	—	(64,900)
Retail Gross Margin	$28,755	$50,012

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2022
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$88,041	$40,017	$(904)	$—	$127,154
Retail cost of revenues	46,160	22,547	—	—	68,707
Less:
Net asset optimization expense		—	(904)	—	(904)
Net, gain on non-trading derivative instruments	36,239	7,677	—	—	43,916
Current period settlements on non-trading derivatives	(11,544)	(1,776)	—	—	(13,320)
Retail Gross Margin	$17,186	$11,569	$—	$—	$28,755
Total Assets at March 31, 2022	$1,613,559	$33,773	$317,615	$(1,612,199)	$352,748
Goodwill at March 31, 2022	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended March 31, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$78,755	$34,390	$(140)	$—	$113,005
Retail cost of revenues	107,524	14,644	—	—	122,168
Less:
Net asset optimization expense	—	—	(140)	—	(140)
Net, gain on non-trading derivative instruments	6,705	349	—	—	7,054
Current period settlements on non-trading derivatives	(1,188)	(1)	—	—	(1,189)
Non-recurring event - Winter Storm Uri	(64,900)	—	—	—	(64,900)
Retail Gross Margin	$30,614	$19,398	$—	$—	$50,012
Total Assets at December 31, 2021	$1,527,456	$7,320	$311,556	$(1,491,056)	$355,276
Goodwill at December 31, 2021	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In May 2021, we entered into a series of asset purchase agreements and agreed to acquire up to approximately 56,900 RCEs for a cash purchase price of up to a maximum of $11.5 million. These customers began transferring in August 2021, and are located in our existing markets. As of March 31, 2022, a total of $6.8 million was paid for approximately 45,000 RCEs ($9.2 million for acquired customer contracts, net of $2.4 million related holdbacks under the terms of the purchase agreement). In addition, approximately $2.2 million was released back to us for a reduction in RCEs to be acquired.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of March 31, 2022, the balance in the escrow account was $2.4 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

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

Acquisition of Broker Books

In January 2022, we entered into an asset purchase agreement and agreed to acquire the rights to broker contracts for approximately 1,000 customers for a cash price of $0.4 million, which was paid upon execution of the contract.

16. Subsequent Events

Declaration of Dividends

On April 21, 2022, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on June 1, 2022, which will be paid on June 15, 2022.

On April 21, 2022, we also declared a quarterly cash dividend in the amount of $0.476393 per share to holders of record of the Series A Preferred Stock on July 1, 2022. The dividend will be paid on July 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022. Results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2022, we operated in 101 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2022 and 2021, approximately 69% and 70%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2022 and 2021, approximately 31% and 30%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

In January 2022, we entered into an asset purchase agreement and agreed to acquire the rights to broker contracts for approximately 1,000 customers for a cash price of $0.4 million, which was paid upon execution of the contract.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three months ended March 31, 2022:

RCEs:
(In thousands)	December 31, 2021	Additions	Attrition	March 31, 2022	% Increase (Decrease)
Retail Electricity	298	14	37	275	(8)%
Retail Natural Gas	110	9	7	112	2%
Total Retail	408	23	44	387	(5)%

The following table details our count of RCEs by geographical location as of March 31, 2022:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	80	30%	13	12%	93	24%
Mid-Atlantic	100	36%	61	54%	161	42%
Midwest	25	9%	21	18%	46	12%
Southwest	70	25%	17	16%	87	22%
Total	275	100%	112	100%	387	100%

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

During the three months ended March 31, 2022, we added approximately 23,000 RCEs primarily through our various organic sales channels. We expect to acquire customers organically in future periods but it will be slower in the near term, however we expect this number to increase on a monthly basis.

During the three months ended March 31, 2022, we did not add any RCEs as a result of asset purchase agreements. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2022.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2022 and 2021 was 3.7% and 4.2%, respectively.

Our customer attrition was slightly lower than the prior year because of our pro-active non-renewal of some of the larger C&I customers in the prior year, which did not re-occur in 2022. Although customer attrition was slightly lower during the first quarter of 2022, we are unable to predict the ultimate impact on overall customer attrition over the remainder of the year, at this time.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2022 and 2021 was 2.0% and (0.9)% respectively, for non-purchase of receivable market ("non-POR") revenues. An increased focus on collection efforts, timely billing and credit monitoring for new enrollments in non-POR markets beginning in late 2020 have led to an improvement in the bad debt expense over the past several months, including the three months ended March 31, 2022. We have also been able to collect on debts that were previously written off, which has further reduced our bad debt expense during the three months ended March 31, 2022.

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

Winter Storm Uri

During the first quarter of 2021, the U.S. experienced Winter Storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the ERCOT service area reached or exceeded maximum allowed clearing prices. For the three months ended March 31, 2021, we recorded a net loss of approximately $64.4 million as a direct result of Winter Storm Uri. Although our hedge position was 120% of our forecasted demand in Texas for the month of February, we were still required to purchase power at unprecedented prices for an extended period of time during the storm. These price caps imposed by ERCOT for the duration of the storm and beyond have never been experienced in any deregulated market in which we serve. The policies imposed on the electricity markets by ERCOT related to pricing resulted in overall negative impact on our electricity unit margin for 2021.

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

Net asset optimization resulted in a loss of $0.9 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA (1)	$10,788	$32,667
Retail Gross Margin (2)	$28,755	$50,012
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$31,025	$(27,560)
Depreciation and amortization	5,184	6,036
Interest expense	1,307	1,311
Income tax expense (benefit)	6,044	(1,535)
EBITDA	43,560	(21,748)
Less:
Net, gain on derivative instruments	45,063	7,024
Net cash settlements on derivative instruments	(13,136)	(1,185)
Customer acquisition costs	1,196	213
Plus:
Non-cash compensation expense	351	467
Non-recurring event - Winter Storm Uri	—	60,000
Adjusted EBITDA	$10,788	$32,667
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$4,583	$(23,632)
Amortization of deferred financing costs	(245)	(259)
Bad debt expense	(1,024)	247
Interest expense	1,307	1,311
Income tax expense (benefit)	6,044	(1,535)
Non-recurring event - Winter Storm Uri	—	60,000
Changes in operating working capital
Accounts receivable, prepaids, current assets	555	(11,703)
Inventory	(1,874)	(1,365)
Accounts payable and accrued liabilities	5,577	4,798
Other	(4,135)	4,805
Adjusted EBITDA	$10,788	$32,667
Cash Flow Data:
Net cash provided by (used in) operating activities	$4,583	$(23,632)
Net cash used in investing activities	$(3,598)	$(520)
Net cash (used in) provided by financing activities	$(22,525)	$33,959

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Reconciliation of Retail Gross Margin to Operating income (loss):
Operating income (loss)	$38,328	$(27,870)
Plus:
Depreciation and amortization	5,184	6,036
General and administrative expense	14,935	12,671
Less:
Net asset optimization expense	(904)	(140)
Gain on non-trading derivative instruments	43,916	7,054
Cash settlements on non-trading derivative instruments	(13,320)	(1,189)
Non-recurring event - Winter Storm Uri	—	(64,900)
Retail Gross Margin	$28,755	$50,012
Retail Gross Margin - Retail Electricity Segment (1)	$17,186	$30,614
Retail Gross Margin - Retail Natural Gas Segment	$11,569	$19,398
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

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

(In Thousands)	Three Months Ended March 31,
	2022	2021
Revenues:
Retail revenues	$128,058	$113,145
Net asset optimization expense	(904)	(140)
Total Revenues	127,154	113,005
Operating Expenses:
Retail cost of revenues	68,707	122,168
General and administrative expense	14,935	12,671
Depreciation and amortization	5,184	6,036
Total Operating Expenses	88,826	140,875
Operating income (loss)	38,328	(27,870)
Other (expense)/income:
Interest expense	(1,307)	(1,311)
Interest and other income	48	86
Total other expense	(1,259)	(1,225)
Income (loss) before income tax expense	37,069	(29,095)
Income tax expense (benefit)	6,044	(1,535)
Net income (loss)	$31,025	$(27,560)
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$10,788	$32,667
Retail Gross Margin (1) (3)	$28,755	$50,012
Customer Acquisition Costs	$1,196	$213
Average Monthly RCE Attrition	3.7%	4.2%
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

Total Revenues. Total revenues for the three months ended March 31, 2022 were approximately $127.2 million, an increase of approximately $14.2 million, or 13%, from approximately $113.0 million for the three months ended March 31, 2021, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas volumes as a result of a larger customer book in the first quarter of 2022 as compared to the first quarter of 2021.

Change in electricity volumes sold	$7.9
Change in natural gas volumes sold	7.4
Change in electricity unit revenue per MWh	2.3
Change in electricity unit revenue per MMBtu - Winter Storm Uri	(0.9)
Change in natural gas unit revenue per MMBtu	(1.8)
Change in net asset optimization revenue	(0.7)
Change in total revenues	$14.2

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2022 was approximately $68.7 million, a decrease of approximately $53.5 million, or 44%, from approximately $122.2 million for the three months ended March 31, 2021, as indicated in the table below (in millions). This decrease was primarily due to electricity supply costs related to winter storm Uri in the first quarter 2021 that did not re-occur in first quarter of 2022, offset by an increase in electricity and natural gas volumes as a result of a larger customer book in the first quarter of 2022 as compared to first quarter of 2021.

Change in electricity volumes sold	$4.8
Change in natural gas volumes sold	3.2
Change in electricity unit cost per MWh	19.0
Change in electricity unit cost per MWh - Winter Storm Uri	(65.8)
Change in natural gas unit cost per MMBtu	10.3
Change in value of retail derivative portfolio	(25.0)
Change in retail cost of revenues	$(53.5)

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2022 was approximately $14.9 million, an increase of approximately $2.2 million, or 17%, as compared to $12.7 million for the three months ended March 31, 2021. This increase was primarily attributable to higher employee costs and increased bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2022 was approximately $5.2 million, a decrease of approximately $0.8 million, or 13%, from approximately $6.0 million for the three months ended March 31, 2021. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2022 was approximately $1.2 million, an increase of $1.0 million, or 478%, from approximately $0.2 million for the three months ended March 31, 2021 primarily due to increased sales activity in the first quarter of 2022 as compared to first quarter of 2021. The low customer acquisition cost in 2021 was primarily due to limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended March 31,
	2022	2021

Retail Electricity Segment
Total Revenues	$88,041	$78,755
Retail Cost of Revenues	46,160	107,524
Less: Net gain on non-trading derivatives, net of cash settlements	24,695	5,517
Non-recurring event - Winter Storm Uri	—	(64,900)
Retail Gross Margin (1) — Electricity	$17,186	$30,614
Volumes — Electricity (MWhs) (3)	685,152	622,128
Retail Gross Margin (2) (4) — Electricity per MWh	$25.08	$49.21

Retail Natural Gas Segment
Total Revenues	$40,017	$34,390
Retail Cost of Revenues	22,547	14,644
Less: Net gain on non-trading derivatives, net of cash settlements	5,901	348
Retail Gross Margin (1) — Gas	$11,569	$19,398
Volumes — Gas (MMBtus)	4,657,118	3,829,474
Retail Gross Margin (2) — Gas per MMBtu	$2.48	$5.07

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
(3) Excludes volumes (8,402 MWhs) related to Winter Storm Uri impact for the three months ended March, 31, 2021.
(4) Retail Gross Margin - Electricity per MWh excludes Winter Storm Uri impact for the three months ended March 31, 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2022 were approximately $88.0 million, an increase of approximately $9.3 million, or 12%, from approximately $78.7 million for the three months ended March 31, 2021. This increase was largely due to higher volumes sold, resulting in an increase of $7.9 million as a result of a larger customer book in 2022 and higher retail electricity prices, which resulted in an increase of $2.3 million, offset by a decrease in winter storm Uri related revenue of $0.9 million in 2021 that did not re-occur in 2022.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2022 were approximately $46.2 million, a decrease of approximately $61.3 million, or 57%, from approximately $107.5 million for the three months ended March 31, 2021. This decrease was primarily due to a decrease in supply cost of $65.8 million related to winter storm Uri in 2021 that did not re-occur in 2022, offset by an increase in volume due to larger customer book, resulting in an increase of $4.8 million, an increase in supply costs of $19.0 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in a decrease of $19.3 million.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2022 was approximately $17.2 million, a decrease of approximately $13.4 million, or 44%, from approximately $30.6 million for the three months ended March 31, 2021, as indicated in the table below (in millions).

Change in volumes sold	$3.3
Change in unit margin per MWh	(16.7)
Change in retail electricity segment retail gross margin	$(13.4)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2022 were approximately $40.0 million, an increase of approximately $5.6 million, or 16%, from approximately $34.4 million for the three months ended March 31, 2021. This increase was primarily attributable to higher volumes sold, which increased total revenues by $7.4 million offset by a decrease of $1.8 million related to lower natural gas rates.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2022 were approximately $22.5 million, an increase of $7.9 million, or 54%, from approximately $14.6 million for the three months ended March 31, 2021. This increase was primarily due to higher volumes resulting in an increase of $3.2 million, higher natural gas costs, which resulted in an increase of $10.3 million, and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $5.6 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2022 was approximately $11.6 million, a decrease of approximately $7.8 million, or 40%, from approximately $19.4 million for the three months ended March 31, 2021, as indicated in the table below (in millions).

Change in volumes sold	$4.1
Change in unit margin per MMBtu	(11.9)
Change in retail natural gas segment retail gross margin	$(7.8)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions, service debt and pay dividends. Our liquidity requirements fluctuate with our level of customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between the settlement of payables and receivables, including the effect of bad debts, weather conditions, and our general working capital needs for ongoing operations. We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes and quarterly cash distributions, including the quarterly dividends to the holders of the Class A common stock and the Series A Preferred Stock, for the next twelve months. Estimating our liquidity requirements is highly dependent on then-current market conditions, forward prices for natural gas and electricity, market volatility and our then existing capital structure and requirements.

Liquidity Position

The following table details our available liquidity as of March 31, 2022:

($ in thousands)	March 31, 2022
Cash and cash equivalents	$51,363
Senior Credit Facility Availability (1)	34,623
Subordinated Debt Facility Availability (2)	10,000
Total Liquidity	$95,986
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2022.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$4,583	$(23,632)
Net cash used in investing activities	$(3,598)	$(520)
Net cash (used in) provided by financing activities	$(22,525)	$33,959

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2022 increased by $28.2 million compared to the three months ended March 31, 2021. The increase was primarily the result of higher net income in 2022 coupled with other changes in working capital for the three months ended March 31, 2022, and non-recurring Winter Storm Uri related costs of $64.9 million for the three months ended March 31, 2021, which did not re-occur in 2022.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $3.1 million for the three months ended March 31, 2022. The increase was primarily the result of increases relating to customer acquisitions during the three months ended March 31, 2022.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $56.5 million for the three months ended March 31, 2022, primarily due to an increase in net paydown of our Senior Credit Facility of $64.0 million, offset by an increase in sub-debt borrowing of $5.0 million during the three months ended March 31, 2022.

Sources of Liquidity and Capital Resources

Senior Credit Facility

As of March 31, 2022, we had total commitments of $227.5 million under the Senior Credit Facility, of which $134.3 million was outstanding, including $28.3 million of outstanding letters of credit, with a maturity date of July 31, 2022. On October 15, 2021, we entered into the Fifth Amendment to the Senior Credit Facility, which, among other things extended the maturity date to October 2023, added a provision for Acquisition Loans (subject to limits as defined in the agreement), and terminated the provision allowing for Share Buyback Loans. See Note 9 "Debt" for further discussion.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of March 31, 2022, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2022, we had availability to borrow up to $34.6 million under the Senior Credit Facility.

Amended and Restated Subordinated Debt Facility

Our Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of March 31, 2022, there was $15.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $10.0 million under the Subordinated Debt Facility. In October 2021, we amended the Subordinated Debt Facility solely to extend the maturity date from January 31, 2023 to January 31, 2025. See Note 9 "Debt" for further information regarding the extension of the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, as amended by the Fifth Amendment, matures in October 2023, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2022 was $106.0 million. The current variable interest rate on the facility at March 31, 2022 was 3.51%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2022 and 2021, we spent a total of $1.2 million and $0.2 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2022 and 2021 included $0.2 million and $0.5 million, respectively, related to information systems improvements.

Dividends and Distributions

During the three months ended March 31, 2022, we paid dividends to holders of our Class A common stock for the quarter ended December 31, 2021 of $0.18125 per share or $2.8 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the three months ended March 31, 2022, Spark HoldCo made distributions of $3.6 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

For the three months ended March 31, 2022, we paid $1.9 million of dividends to holders of our Series A Preferred Stock, and as of March 31, 2022, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which we paid on April 15, 2022. On and after April 15, 2022, the Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. For the full year ended December 31, 2022, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $7.1 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2022.

On April 21, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.476393 per share for the Series A Preferred Stock for the first quarter of 2022. Dividends on Class A common stock will be paid on June 15, 2022 to holders of record on June 1, 2022, and Series A Preferred Stock dividends will be paid on July 15, 2022 to holders of record on July 1, 2022.

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

Off-Balance Sheet Arrangements
As of March 31, 2022, we had no material "off-balance sheet arrangements."

Related Party Transactions

For a discussion of related party transactions, see Note 13 "Transactions with Affiliates" to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Form 10-K. There have been no changes to these policies and estimates since the date of our 2021 Form 10-K.

Refer to Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" to Part I, Item 1 of this Report for a discussion on recent accounting pronouncements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of March 31, 2022, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain on our non-trading derivative instruments, net of cash settlements, was $30.6 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2021 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2022, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 280,234 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2022 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2022 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of March 31, 2022, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 159,623 MWhs. An increase of 10% in the forward market prices from their March 31, 2022 levels would have decreased the fair market value of our net non-trading energy portfolio by $2.0 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2022 levels would have increased the fair market value of our non-trading energy derivatives by $2.0 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 64% and 62% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2022 and 2021, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.0% and 0.8%, for the three months ended March 31, 2022 and 2021, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions (including impacts from COVID-19) may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2022 and 2021 was approximately 2.0% and (0.9)% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2022.
The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our customer credit risk, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Please see “Item 1A—Risk Factors” in our 2021 Form 10-K.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2022, approximately $15.4 million of our total exposure of $19.6 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2022.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations and our Series A Preferred Stock.
At March 31, 2022, we were co-borrowers under the Senior Credit Facility, under which $106.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2022, a 1% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. On April 21, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.476393 per share for the Series A Preferred Stock for the first quarter of 2022 for an aggregate amount of $1.7 million for the quarter. Based on the Series A Preferred Stock outstanding on March 31, 2022, a 1% increase in interest rates would have resulted in additional dividends of less than $0.1 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2021 Form 10-K. There has been no material change in our risk factors from those described in the 2021 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2022.

Item 5. Other Information.

None.

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

Via Renewables, Inc.

May 5, 2022	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)