Form 10-Q
period 2022-09-30
Via Renewables, Inc.
filed 2022-11-03
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
        Yes ☐    No ☒

There were 15,857,766 shares of Class A common stock, 20,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of November 1, 2022.

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of 2021 severe weather event, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, ability to pay and amount of cash dividends and distributions on our Class A common stock and Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, governmental regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
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
•restrictions and covenants in our debt agreements and collateral requirements;
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
•competition; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, in "Item 1A — Risk Factors" of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40,403	$68,899
Restricted cash	1,948	6,421
Accounts receivable, net of allowance for doubtful accounts of $5,486 at September 30, 2022 and $2,368 at December 31, 2021	56,741	66,676
Accounts receivable—affiliates	5,642	3,819
Inventory	5,273	1,982
Fair value of derivative assets, net	25,064	3,930
Customer acquisition costs, net	2,847	946
Customer relationships, net	4,469	8,523
Deposits	6,491	6,664
Renewable energy credit asset	20,730	14,691
Other current assets	6,815	14,129
Total current assets	176,423	196,680
Property and equipment, net	4,880	4,261
Fair value of derivative assets, net	1,504	340
Customer acquisition costs, net	1,527	453
Customer relationships, net	566	5,660
Deferred tax assets	18,867	23,915
Goodwill	120,343	120,343
Other assets	4,044	3,624
Total assets	$328,154	$355,276
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$26,992	$43,285
Accounts payable—affiliates	431	491
Accrued liabilities	13,560	19,303
Renewable energy credit liability	12,370	13,548
Fair value of derivative liabilities, net	2,166	4,158
Other current liabilities	582	1,707
Total current liabilities	56,101	82,492
Long-term liabilities:
Fair value of derivative liabilities, net	5,794	36
Long-term portion of Senior Credit Facility	93,000	135,000
Subordinated debt—affiliates	20,000	—
Other long-term liabilities	36	109
Total liabilities	174,931	217,637
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at September 30, 2022 and December 31, 2021	87,364	87,288
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 16,002,360 shares issued and 15,857,766 shares outstanding at September 30, 2022 and 15,791,019 shares issued and 15,646,425 shares outstanding at December 31, 2021	160	158
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 20,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	201	201
Additional paid-in capital	56,883	54,663
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	3,222	776
Treasury stock, at cost, 144,594 shares at September 30, 2022 and December 31, 2021	(2,406)	(2,406)
Total stockholders' equity	58,020	53,352
Non-controlling interest in Spark HoldCo, LLC	7,839	(3,001)
Total equity	65,859	50,351
Total liabilities, Series A Preferred Stock and Stockholders' equity	$328,154	$355,276
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Retail revenues	$117,187	$98,267	$343,592	$293,721
Net asset optimization revenue (expense)	1,672	(288)	(480)	(542)
Total Revenues	118,859	97,979	343,112	293,179
Operating Expenses:
Retail cost of revenues	102,212	40,298	232,621	198,642
General and administrative	16,302	9,719	44,820	33,053
Depreciation and amortization	3,270	5,049	13,390	16,498
Total Operating Expenses	121,784	55,066	290,831	248,193
Operating (loss) income	(2,925)	42,913	52,281	44,986
Other (expense) income:
Interest expense	(2,002)	(1,298)	(5,129)	(4,161)
Interest and other income	11	63	265	228
Total other expenses	(1,991)	(1,235)	(4,864)	(3,933)
(Loss) income before income tax expense	(4,916)	41,678	47,417	41,053
Income tax (benefit) expense	(48)	7,021	8,726	9,160
Net (loss) income	$(4,868)	$34,657	$38,691	$31,893
Less: Net (loss) income attributable to non-controlling interests	(3,987)	19,774	21,981	14,158
Net (loss) income attributable to Via Renewables, Inc. stockholders	$(881)	$14,883	$16,710	$17,735
Less: Dividend on Series A Preferred Stock	2,026	1,951	5,677	5,853
Net (loss) income attributable to stockholders of Class A common stock	$(2,907)	$12,932	$11,033	$11,882

Net (loss) income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$(0.18)	$0.83	$0.70	$0.79
Diluted	$(0.18)	$0.82	$0.70	$0.79

Weighted average shares of Class A common stock outstanding
Basic	15,858	15,572	15,754	14,965
Diluted	15,858	15,686	15,863	15,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Nine Months Ended September 30, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	15,791	20,000	(144)	$158	$201	$(2,406)	$(40)	$54,663	$776	$53,352	$(3,001)	$50,351
Stock based compensation	—	—	—		—	—	—	2,478	—	2,478	—	2,478
Restricted stock unit vesting	211		—	2	—	—	—	(471)	—	(469)	—	(469)
Consolidated net income	—	—	—	—	—	—	—	—	16,710	16,710	21,981	38,691
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(10,928)	(10,928)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	—	(8,587)	(8,587)	—	(8,587)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,677)	(5,677)	—	(5,677)
Changes in ownership interest	—	—	—	—	—	—	—	213	—	213	(213)	—
Balance at September 30, 2022	16,002	20,000	(144)	$160	$201	$(2,406)	$(40)	$56,883	$3,222	$58,020	$7,839	$65,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2022	16,002	20,000	(144)	$160	$201	$(2,406)	$(40)	$56,447	$9,004	$63,366	$15,266	$78,632
Stock based compensation	—	—	—	—	—	—	—	621	—	621	—	621
Consolidated net loss	—	—	—	—	—	—	—	—	(881)	(881)	(3,987)	(4,868)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,874)	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Changes in Ownership Interest	—	—	—	—	—	—	—	(185)	—	(185)	185	—
Balance at September 30, 2022	16,002	20,000	(144)	$160	$201	$(2,406)	$(40)	$56,883	$3,222	$58,020	$7,839	$65,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

Nine Months Ended September 30, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2020	14,772	20,800	(144)	$148	$209	$(2,406)	$(40)	$55,222	$11,721	$64,854	$23,607	$88,461
Stock based compensation	—	—	—	—	—	—	—	1,792	—	1,792	—	1,792
Restricted stock unit vesting	145	—	—	1	—	—	—	(588)	—	(587)	—	(587)
Consolidated net income	—	—	—	—	—	—	—	—	17,735	17,735	14,158	31,893
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(13,811)	(13,811)
Dividends paid to Class A common stockholders ($0.54375 per share)	—	—	—	—	—	—	—	(2,651)	(5,500)	(8,151)	—	(8,151)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,853)	(5,853)	—	(5,853)
Exchange of shares of Class B common stock to shares of Class A common stock	800	(800)	—	8	(8)	—	—	320	—	320	(320)	—
Changes in ownership interest	—	—	—	—	—	—	—	(544)	—	(544)	544	—
Balance at September 30, 2021	15,717	20,000	(144)	$157	$201	$(2,406)	$(40)	$53,551	$18,103	$69,566	$24,178	$93,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2021
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2021	14,917	20,800	(144)	$149	$209	$(2,406)	$(40)	$52,878	$7,994	$58,784	$8,312	$67,096
Stock based compensation	—	—	—	—	—	—	—	389	—	389	—	389
Consolidated net income	—	—	—	—	—	—	—	—	14,883	14,883	19,774	34,657
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,624)	(3,624)
Dividends paid to Class A common stockholders ($0.18125 per share)	—	—	—	—	—	—	—	—	(2,823)	(2,823)	—	(2,823)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Exchange of shares of Class B common stock to shares of Class A common stock	800	(800)	—	8	(8)	—	—	320	—	320	(320)	—
Changes in ownership interest	—	—	—	—	—	—	—	(36)	—	(36)	36	—
Balance at September 30, 2021	15,717	20,000	(144)	$157	$201	$(2,406)	$(40)	$53,551	$18,103	$69,566	$24,178	$93,744

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$38,691	$31,893
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	13,390	16,498
Deferred income taxes	5,048	10,616
Stock based compensation	2,590	2,012
Amortization of deferred financing costs	919	792
Bad debt expense	2,895	379
Gain on derivatives, net	(55,815)	(57,726)
Current period cash settlements on derivatives, net	35,922	6,050
Other	43	—
Changes in assets and liabilities:
Decrease in accounts receivable	7,075	22,327
(Increase) decrease in accounts receivable—affiliates	(1,824)	1,647
Increase in Inventory	(3,292)	(1,048)
Increase in customer acquisition costs	(4,274)	(765)
Decrease in prepaid and other current assets	1,978	1,331
Decrease in intangible assets—customer acquisition	—	27
(Increase) decrease in other assets	(722)	577
Decrease in accounts payable and accrued liabilities	(19,771)	(16,920)
Decrease in accounts payable—affiliates	(60)	(414)
(Decrease) increase in other current liabilities	(1,475)	1,525
Decrease in other non-current liabilities	(107)	(29)
Net cash provided by operating activities	21,211	18,772
Cash flows from investing activities:
Purchases of property and equipment	(1,940)	(2,170)
Acquisition of Customers	(4,460)	(1,519)
Net cash used in investing activities	(6,400)	(3,689)
Cash flows from financing activities:
Borrowings on notes payable	229,000	575,000
Payments on notes payable	(271,000)	(545,000)
Net borrowings on subordinated debt facility	20,000	10,000
Restricted stock vesting	(663)	(833)
Payment of dividends to Class A common stockholders	(8,587)	(8,151)
Payment of distributions to non-controlling unitholders	(10,928)	(13,811)
Payment of Preferred Stock dividends	(5,602)	(5,853)
Net cash (used in) provided by financing activities	(47,780)	11,352
(Decrease) Increase in Cash, cash equivalents and Restricted cash	(32,969)	26,435
Cash, cash equivalents and Restricted cash—beginning of period	75,320	71,684
Cash, cash equivalents and Restricted cash—end of period	$42,351	$98,119
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(8)	$287
Cash paid (received) during the period for:
Interest	$3,347	$3,143
Taxes	$280	$(5,076)
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

ERCOT Securitization Proceeds

In June 2022, the Company received $9.6 million from ERCOT related to PURA Subchapter N Securitization financing. The Company accounted for the proceeds received as the recovery of costs of sales and services from a vendor under FASB ASC Topic 705, Cost of Sales and Services reflected as a reduction of retail cost of revenues within our consolidated statements of operations for the nine months ended September 30, 2022, as that is where the initial costs related to the impact of Winter Storm Uri were recorded.

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

	Reportable Segments
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$31,366	$821	$32,187	$25,406	$748	$26,154
Mid-Atlantic	33,761	5,281	39,042	30,122	1,354	31,476
Midwest	12,165	1,617	13,782	12,473	1,367	13,840
Southwest	27,678	4,498	32,176	24,103	2,694	26,797
	$104,970	$12,217	$117,187	$92,104	$6,163	$98,267

Customer type
Commercial	$12,560	$6,661	$19,221	$12,395	$2,076	$14,471
Residential	97,177	5,047	102,224	82,778	3,781	86,559
Unbilled revenue (c)	(4,767)	509	(4,258)	(3,069)	306	(2,763)
	$104,970	$12,217	$117,187	$92,104	$6,163	$98,267

Customer credit risk
POR	$63,444	$6,202	$69,646	$53,670	$2,151	$55,821
Non-POR	41,526	6,015	47,541	38,434	4,012	42,446
	$104,970	$12,217	$117,187	$92,104	$6,163	$98,267

	Reportable Segments
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$84,463	$7,331	$91,794	$73,045	$6,527	$79,572
Mid-Atlantic	89,304	32,396	121,700	81,981	18,032	100,013
Midwest	31,396	14,358	45,754	32,894	14,515	47,409
Southwest	70,138	14,206	84,344	54,628	12,099	66,727
	$275,301	$68,291	$343,592	$242,548	$51,173	$293,721

Customer type
Commercial	$33,119	$37,854	$70,973	$38,782	$18,574	$57,356
Residential	246,662	36,392	283,054	213,440	39,911	253,351
Unbilled revenue (c)	(4,480)	(5,955)	(10,435)	(9,674)	(7,312)	(16,986)
	$275,301	$68,291	$343,592	$242,548	$51,173	$293,721

Customer credit risk
POR	$166,346	$41,147	$207,493	$145,924	$26,731	$172,655
Non-POR	108,955	27,144	136,099	96,624	24,442	121,066
	$275,301	$68,291	$343,592	$242,548	$51,173	$293,721

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

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2022 and 2021, our retail revenues included gross receipts taxes of $0.4 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.4 million and $1.2 million, respectively. During the nine months ended September 30, 2022 and 2021, our retail revenues included gross receipts taxes of $1.0 million and $0.8 million, respectively, and our retail cost of revenues included gross receipts taxes of $4.0 million and $3.4 million, respectively.

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

A rollforward of our allowance for credit losses for the nine months ended September 30, 2022 are presented in the table below (in thousands):

Balance at December 31, 2021	$(2,368)
Current period bad debt provision	(2,895)
Write-offs	2
Recovery of previous write-offs	(225)
Balance at September 30, 2022	$(5,486)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at September 30, 2022 and December 31, 2021, respectively.

	The Company	Affiliated Owners
September 30, 2022	44.45%	55.55%
December 31, 2021	44.12%	55.88%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income allocated to non-controlling interest	$(3,909)	$21,959	$23,432	$18,884
Income tax expense allocated to non-controlling interest	78	2,185	1,451	4,726
Net (loss) income attributable to non-controlling interest	$(3,987)	$19,774	$21,981	$14,158

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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the nine months ended September 30, 2022, we paid $8.6 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.18125 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the nine months ended September 30, 2022, Spark HoldCo made corresponding distributions of $10.8 million to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to Via Renewables, Inc. stockholders	$(881)	$14,883	$16,710	$17,735
Less: Dividend on Series A Preferred Stock	2,026	1,951	5,677	5,853
Net (loss) income attributable to stockholders of Class A common stock	$(2,907)	$12,932	$11,033	$11,882

Basic weighted average Class A common shares outstanding	15,858	15,572	15,754	14,965
Basic (loss) income per share attributable to stockholders	$(0.18)	$0.83	$0.70	$0.79

Net (loss) income attributable to stockholders of Class A common stock	$(2,907)	$12,932	$11,033	$11,882
Diluted net (loss) income attributable to stockholders of Class A common stock	$(2,907)	$12,932	$11,033	$11,882

Basic weighted average Class A common shares outstanding	15,858	15,572	15,754	14,965
Effect of dilutive restricted stock units	—	114	109	134
Diluted weighted average shares outstanding	15,858	15,686	15,863	15,099

Diluted (loss) income per share attributable to stockholders	$(0.18)	$0.82	$0.70	$0.79

The computation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively, excludes 20.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries except VES. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$39,977	$68,703
Accounts receivable	56,651	66,676
Other current assets	76,567	56,392
Total current assets	173,195	191,771
Non-current assets:
Goodwill	120,343	120,343
Other assets	14,622	16,758
Total non-current assets	134,965	137,101
Total Assets	$308,160	$328,872

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$40,230	$62,538
Other current liabilities	47,678	49,328
Total current liabilities	87,908	111,866
Long-term liabilities:
Long-term portion of Senior Credit Facility	93,000	135,000
Subordinated debt — affiliate	20,000	—
Other long-term liabilities	5,830	145
Total long-term liabilities	118,830	135,145
Total Liabilities	$206,738	$247,011

5. Preferred Stock

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears as specified in the Series A Preferred Stock Certificate of Designations. The Series A Preferred Stock accrued dividends at an annual percentage rate of 8.75% through April 14, 2022. The floating rate period for the Series A Preferred Stock began on April 15, 2022. The dividend on the Series A Preferred Stock will accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. The liquidation preference provisions of the Series A Preferred Stock are considered contingent redemption provisions because there are rights granted to the holders of the Series A Preferred Stock that are not solely within our control upon a change in control of the Company. Accordingly, the Series A Preferred Stock is presented between liabilities and the equity sections in the accompanying condensed consolidated balance sheets. As of April 15, 2022, we have the option to redeem our Series A Preferred Stock.

During the three and nine months ended September 30, 2022, we paid $1.7 million and $5.6 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2022, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 17, 2022.

A summary of our preferred equity balance for the nine months ended September 30, 2022 is as follows:

(in thousands)
Balance at December 31, 2021	$87,288
Accumulated dividends on Series A Preferred Stock	76
Balance at September 30, 2022	$87,364

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2022 and December 31, 2021, we offset zero and $0.5 million, respectively, in collateral to net against the related derivative asset and liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2022	December 31, 2021
Natural Gas	MMBtu	4,090	3,862
Electricity	MWh	1,891	1,785
Trading

Commodity	Notional	September 30, 2022	December 31, 2021
Natural Gas	MMBtu	2,076	1,536
Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) gain on non-trading derivatives, net	$(1,413)	$32,262	$54,570	$58,214
(Loss) gain on trading derivatives, net	(232)	(464)	1,245	(488)
(Loss) gain on derivatives, net	(1,645)	31,798	55,815	57,726
Current period settlements on non-trading derivatives	$(14,068)	$(5,660)	$(36,067)	$(6,054)
Current period settlements on trading derivatives	(10)	—	145	4
Total current period settlements on derivatives	$(14,078)	$(5,660)	$(35,922)	$(6,050)
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$48,611	$(24,419)	$24,192	$—	$24,192
Trading commodity derivatives	2,600	(1,728)	872	—	872
Total Current Derivative Assets	51,211	(26,147)	25,064	—	25,064
Non-trading commodity derivatives	2,436	(932)	1,504	—	1,504
Total Non-current Derivative Assets	2,436	(932)	1,504	—	1,504
Total Derivative Assets	$53,647	$(27,079)	$26,568	$—	$26,568

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(7,430)	$5,393	$(2,037)	$—	$(2,037)
Trading commodity derivatives	(141)	12	(129)	—	(129)
Total Current Derivative Liabilities	(7,571)	5,405	(2,166)	—	(2,166)
Non-trading commodity derivatives	(7,679)	2,072	(5,607)	—	(5,607)
Trading commodity derivatives	(507)	320	(187)	—	(187)
Total Non-current Derivative Liabilities	(8,186)	2,392	(5,794)	—	(5,794)
Total Derivative Liabilities	$(15,757)	$7,797	$(7,960)	$—	$(7,960)

	December 31, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$7,121	$(3,319)	$3,802	$—	$3,802
Trading commodity derivatives	143	(15)	128	—	128
Total Current Derivative Assets	7,264	(3,334)	3,930	—	3,930
Non-trading commodity derivatives	411	(71)	340	—	340
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	411	(71)	340	—	340
Total Derivative Assets	$7,675	$(3,405)	$4,270	$—	$4,270

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(18,195)	$14,504	$(3,691)	$491	$(3,200)
Trading commodity derivatives	(1,403)	445	(958)	—	(958)
Total Current Derivative Liabilities	(19,598)	14,949	(4,649)	491	(4,158)
Non-trading commodity derivatives	(236)	200	(36)	—	(36)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(236)	200	(36)	—	(36)
Total Derivative Liabilities	$(19,834)	$15,149	$(4,685)	$491	$(4,194)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	September 30, 2022	December 31, 2021
Information technology	2 – 5	$7,598	$6,534
Furniture and fixtures	2 – 5	20	957
Total		7,618	7,491
Accumulated depreciation		(2,738)	(3,230)
Property and equipment—net		$4,880	$4,261
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2022 and December 31, 2021, information technology includes $1.8 million and $0.2 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.4 million, respectively, for the three months ended September 30, 2022 and 2021 and $1.3 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2022	December 31, 2021
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$5,026	$46,552
Accumulated amortization	(4,524)	(41,120)
Customer relationships—Acquired	$502	$5,432
Customer relationships—Other
Cost	$7,886	$15,955
Accumulated amortization	(3,353)	(7,204)
Customer relationships—Other, net	$4,533	$8,751
Trademarks
Cost	$4,041	$7,040
Accumulated amortization	(1,111)	(3,508)
Trademarks, net	$2,930	$3,532

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2021	$120,343	$5,432	$8,751	$3,532
Additions	—	—	1,092	—
Amortization	—	(4,930)	(5,310)	(602)
Balance at September 30, 2022	$120,343	$502	$4,533	$2,930

During the nine months ended September 30, 2022, the Company changed the estimated average life for Customer Relationships – Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the nine months ended September 30, 2022.

Estimated future amortization expense for customer relationships and trademarks at September 30, 2022 is as follows (in thousands):

Year ending December 31,
2022 (remaining three months)	$2,139
2023	2,921
2024	746
2025	543
2026	404
> 5 years	1,212
Total	$7,965

9. Debt
Debt consists of the following amounts as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Long-term debt:
Senior Credit Facility (1) (2)	$93,000	$135,000
Subordinated Debt	20,000	—
Total long-term debt	113,000	135,000
Total debt	$113,000	$135,000
(1) As of September 30, 2022 and December 31, 2021, the weighted average interest rate on the Senior Credit Facility was 5.76% and 3.24%, respectively.
(2) As of September 30, 2022 and December 31, 2021, we had $34.9 million and $27.7 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $2.3 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively. Of these amounts, $0.8 million and $1.0 million are recorded in other current assets, and $1.5 million and $0.8 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Senior Credit Facility	$1,270	$678	$2,849	$1,950
Letters of credit fees and commitment fees	504	351	1,266	1,088
Amortization of deferred financing costs	206	275	919	792
Other	22	(6)	95	331
Interest Expense	$2,002	$1,298	$5,129	$4,161

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

Senior Credit Facility

On June 30, 2022, the Company and Spark HoldCo, and together with certain subsidiaries of the Company and Spark Holdco, (the “Co-Borrowers”) entered into a Credit Agreement (the “Credit Agreement”).

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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of September 30, 2022 was 1.21 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the Securities and Exchange Commission, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of September 30, 2022 was 2.02 to 1.00.

•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of September 30, 2022 was 1.83 to 1.00.

As of September 30, 2022, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company has experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the expected impact of continued gross profit compression due to elevated commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Class A common stock and Series A Preferred Stock.

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

As of September 30, 2022, and December 31, 2021, there were $20.0 million and zero, respectively, of outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
September 30, 2022
Non-trading commodity derivative assets	$4,089	$21,607	$—	$25,696
Trading commodity derivative assets	1	871	—	872
Total commodity derivative assets	$4,090	$22,478	$—	$26,568
Non-trading commodity derivative liabilities	$—	$(7,644)	$—	$(7,644)
Trading commodity derivative liabilities	—	(316)	—	(316)
Total commodity derivative liabilities	$—	$(7,960)	$—	$(7,960)

	Level 1	Level 2	Level 3	Total
December 31, 2021
Non-trading commodity derivative assets	$104	$4,038	$—	$4,142
Trading commodity derivative assets	—	128	—	128
Total commodity derivative assets	$104	$4,166	$—	$4,270
Non-trading commodity derivative liabilities	$—	$(3,236)	$—	$(3,236)
Trading commodity derivative liabilities	—	(958)	—	(958)
Total commodity derivative liabilities	$—	$(4,194)	$—	$(4,194)

We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2022 and the year ended December 31, 2021.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2022 and December 31, 2021, the credit risk valuation adjustment was a reduction of derivative assets and liabilities, net of $0.1 million and $0.1 million, respectively.

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

As of September 30, 2022, we had a net deferred tax asset of $18.9 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended September 30, 2022 and 2021 was 1.0% and 16.8%, respectively. The effective U.S. federal and state income tax rate for the nine months ended September 30, 2022 and 2021 was 18.4% and 22.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes.

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

In January 2022, the Company participated in mediation which covered three Spark brand matters: (1) Janet Rolland et al. v. Spark Energy, LLC (D.N.J Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3) Local 901 v. Spark Energy, LLC (Sup. Ct. Allen County, Indiana Aug. 2019). The Company has settled these matters and has received preliminary approval of the class action settlement from the United States District Court for the District of New Jersey. The class claim period closes November 12, 2022, and the final approval hearing for the settlement is scheduled for December 1, 2022.

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company believes there is no merit to this case and is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

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

Connecticut. In 2019, the Connecticut Public Utilities Regulatory Authority (“PURA”) initiated review of two of the Company's brands in Connecticut, Spark and Verde, focusing on marketing, billing and enrollment practices. The Company has cooperated with PURA's requests to review Spark and Verde practices in Connecticut. On August 11, 2022, PURA and the Connecticut Office of Consumer Counsel (“OCC”) issued to Verde a Notice of Violation and Assessment of Civil Penalty (“NOV”) in which it stated it had reason to believe Verde violated certain Connecticut electric supplier marketing laws. The NOV proposed to assess civil penalties, require Verde to pay restitution to certain customers, and would suspend Verde’s license. The parties worked cooperatively to settle this matter and on October 13, 2022, PURA approved a settlement agreement with the Company in which the Company agreed to pay $1.5 million to be donated to certain Connecticut consumers designated as “financial hardship customers” and agreed to voluntarily leave the Connecticut market, with the ability to return in the future upon reapplication.

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

Pennsylvania. Verde Energy USA, Inc. (“Verde”) was the subject of a formal investigation by the Pennsylvania Public Utility Commission, Bureau of Investigation and Enforcement (“PPUC”) initiated on January 30, 2020. The investigation asserted that Verde may have violated Pennsylvania retail energy supplier regulations. The Company met with the PPUC in February 2020 to discuss the matter and to work with the PPUC cooperatively. Verde reached a settlement, which included payment of a civil penalty of $1.0 million and a $0.1 million contribution to the PPL hardship fund. The settlement was approved by the Public Utility Commission on September 15, 2022.

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

As of September 30, 2022 and December 31, 2021, we had accrued $9.7 million and $14.7 million, respectively, related to litigation and regulatory matters and $0.3 million and $0.7 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	September 30, 2022	December 31, 2021
Assets
Accounts Receivable - affiliates	$5,642	$3,819
Total Assets - affiliates	$5,642	$3,819

	September 30, 2022	December 31, 2021
Liabilities
Accounts Payable - affiliates	$431	$491
Subordinated Debt - affiliates (1)	20,000	—
Total Liabilities - affiliates	$20,431	$491
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue NAO - affiliates	$739	$249	$2,316	$818
Less: Cost of Revenue NAO - affiliates	110	—	143	5
Net NAO - affiliates	$629	$249	$2,173	$813

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $0.1 million and $(0.6) million for the three months ended September 30, 2022 and 2021, respectively. The total net amount direct billed and allocated to/(from) affiliates was $1.7 million and $(0.3) million for the nine months ended September 30, 2022 and 2021, respectively. The Company would have incurred incremental costs of $0.4 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $1.2 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, operating on a stand-alone basis.

General and administrative costs of zero and zero were recorded for the three months ended September 30, 2022 and 2021, respectively and zero and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The general and administrative costs relate to telemarketing activities performed by an affiliate.

Distributions to and Contributions from Affiliates

During three months ended September 30, 2022 and 2021, Spark HoldCo made distributions to affiliates of our Founder of $3.6 million and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During each of the three months ended September 30, 2022 and 2021, Spark HoldCo made no distributions to these affiliates for gross-up distributions, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the nine months ended September 30, 2022 and 2021, Spark HoldCo made distributions to affiliates of our Founder of $10.8 million and $11.2 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the nine months ended September 30, 2022 and 2021, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.1 million and $2.6 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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
For the three months ended September 30, 2022 and 2021, we recorded asset optimization revenues of $22.6 million and $9.6 million and asset optimization cost of revenues of $20.9 million and $9.9 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded asset optimization revenues of $68.4 million and $43.1 million and asset optimization cost of revenues of $68.9 million and $43.6 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$118,859	$97,979	$343,112	$293,179
Less:
Retail cost of revenues	102,212	40,298	232,621	198,642
Gross Profit	16,647	57,681	110,491	94,537
Less:
Net asset optimization revenue (expense)	1,672	(288)	(480)	(542)
Net, (loss) gain on non-trading derivative instruments	(1,413)	32,262	54,570	58,214
Net, Cash settlements on non-trading derivative instruments	(14,068)	(5,660)	(36,067)	(6,054)
Non-recurring event - Winter Storm Uri	—	497	9,565	(64,403)
Retail Gross Margin	$30,456	$30,870	$82,903	$107,322

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2022
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$104,970	$12,217	$1,672	$—	$118,859
Retail cost of revenues	92,816	9,396	—	—	102,212
Gross Profit	$12,154	$2,821	$1,672	$—	$16,647
Less:
Net asset optimization revenue	—	—	1,672	—	1,672
Net, (loss) gain on non-trading derivative instruments	(5,290)	3,877	—	—	(1,413)
Current period settlements on non-trading derivatives	(11,063)	(3,005)	—	—	(14,068)
Retail Gross Margin	$28,507	$1,949	$—	$—	$30,456
Total Assets at September 30, 2022	$1,743,817	$84,612	$314,672	$(1,814,947)	$328,154
Goodwill at September 30, 2022	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended September 30, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$92,104	$6,163	$(288)	$—	$97,979
Retail cost of revenues	41,035	(737)	—	—	40,298
Gross Profit	$51,069	$6,900	$(288)	$—	$57,681
Less:
Net asset optimization expense	—	—	(288)	—	(288)
Net, gain on non-trading derivative instruments	27,558	4,704	—	—	32,262
Current period settlements on non-trading derivatives	(5,199)	(461)	—	—	(5,660)
Non-recurring event - Winter Storm Uri	497	—	—	—	497
Retail Gross Margin	$28,213	$2,657	$—	$—	$30,870
Total Assets at December 31, 2021	$1,527,456	$7,320	$311,556	$(1,491,056)	$355,276
Goodwill at December 31, 2021	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$275,301	$68,291	$(480)	$—	$343,112
Retail cost of revenues	189,092	43,529	—	—	232,621
Gross Profit	$86,209	$24,762	$(480)	$—	$110,491
Less:
Net asset optimization expense	—	—	(480)	—	(480)
Net gain on non-trading derivatives	42,557	12,013	—	—	54,570
Current period settlements on non-trading derivatives	(28,317)	(7,750)	—	—	(36,067)
Non-recurring event - Winter Storm Uri	9,565	—	—	—	9,565
Retail Gross Margin	$62,404	$20,499	$—	$—	$82,903
Total Assets at September 30, 2022	$1,743,817	$84,612	$314,672	$(1,814,947)	$328,154
Goodwill at September 30, 2022	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$242,548	$51,173	$(542)	$—	$293,179
Retail cost of revenues	179,762	18,880	—	—	198,642
Gross Profit	$62,786	$32,293	$(542)	$—	$94,537
Less:
Net asset optimization expense	—	—	(542)	—	(542)
Net gain on non-trading derivatives	51,957	6,257	—	—	58,214
Current period settlements on non-trading derivatives	(5,246)	(808)	—	—	(6,054)
Non-recurring event - Winter Storm Uri	(64,403)	—	—	—	(64,403)
Retail Gross Margin	$80,478	$26,844	$—	$—	$107,322
Total Assets at December 31, 2021	$1,527,456	$7,320	$311,556	$(1,491,056)	$355,276
Goodwill at December 31, 2021	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In May 2021, we entered into a series of asset purchase agreements and agreed to acquire up to approximately 56,900 residential customer equivalents ("RCEs") for a cash purchase price of up to a maximum of $11.5 million. These customers began transferring in August 2021, and are located in our existing markets. As of September 30, 2022, a total of $7.2 million was paid for approximately 45,000 RCEs ($9.2 million for acquired customer contracts, net of $1.9 million related holdbacks under the terms of the purchase agreement). In addition, approximately $2.3 million was released back to us for a reduction in RCEs to be acquired.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of September 30, 2022, the balance in the escrow account was $1.9 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

In July 2021, we entered into an agreement to acquire up to approximately 50,000 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volumes billed and collected for the acquired customer contracts. These customers began transferring in the fourth quarter of 2021, and are located in our existing markets. Due to the contingent fee structure, the cost of the RCEs are being recognized in our earnings.

In August 2022, we entered into an agreement to acquire up to approximately 18,700 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volumes billed and collected for the acquired customer contracts. These customers began transferring in the fourth quarter of 2022, and are located in our existing markets. Due to the contingent fee structure, the cost of the RCEs will be recognized when probable and reasonably estimable.

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

16. Subsequent Events

Declaration of Dividends

On October 20, 2022, we declared a quarterly dividend of $0.18125 per share to holders of record of our Class A common stock on December 1, 2022, which will be paid on December 15, 2022.

On October 20, 2022, we also declared a quarterly cash dividend in the amount of $0.666071 per share to holders of record of the Series A Preferred Stock on January 1, 2023. The dividend will be paid on January 17, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022. Results of operations and cash flows for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2022, we operated in 102 utility service territories across 19 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2022 and 2021, approximately 90% and 94%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2022 and 2021, approximately 10% and 6%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

In August 2022, we entered into an agreement to acquire up to approximately 18,700 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volumes billed and collected for the acquired customer contracts. These customers began transferring in the fourth quarter of 2022, and are located in our existing markets. Due to the contingent fee structure, the cost of the RCEs will be recognized when probable and reasonably estimable.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and nine months ended September 30, 2022:

RCEs:
(In thousands)	June 30, 2022	Additions	Attrition	September 30, 2022	% Increase (Decrease)
Retail Electricity	257	5	36	226	(12)%
Retail Natural Gas	111	5	6	110	(1)%
Total Retail	368	10	42	336	(9)%

RCEs:
(In thousands)	December 31, 2021	Additions	Attrition	September 30, 2022	% Increase (Decrease)
Retail Electricity	298	30	102	226	(24)%
Retail Natural Gas	110	19	19	110	0%
Total Retail	408	49	121	336	(18)%

The following table details our count of RCEs by geographical location as of September 30, 2022:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	70	32%	14	13%	84	25%
Mid-Atlantic	80	35%	56	51%	136	40%
Midwest	22	10%	20	18%	42	13%
Southwest	54	23%	20	18%	74	22%
Total	226	100%	110	100%	336	100%

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

During the three months ended September 30, 2022, we added approximately 10,000 RCEs primarily through our various organic sales channels. We expect to acquire customers organically in future periods but it will be slower in the near term, however we expect this number to increase on a monthly basis.

During the three months ended September 30, 2022, we did not add any RCEs as a result of asset purchase agreements. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2022.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended September 30, 2022 and 2021 was 4.0% and 2.4%, respectively.

Our customer attrition was slightly higher than the prior year due to the sharp increase in commodity prices across the industry. Although customer attrition was slightly higher during the third quarter of 2022, we are unable to predict the ultimate impact on overall customer attrition over the remainder of the year, at this time.

Customer Credit Risk

Our bad debt expense for the three months ended September 30, 2022 and 2021 was 1.8% and 0.8%, respectively, and our bad debt expense for the nine months ended September 30, 2022 and 2021 was 1.9% and 0.04% respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets in 2022, we have experienced an increase in bad debt expense during the three and nine months ended September 30, 2022.

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

Net asset optimization resulted in a gain of $1.7 million and a loss of $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA (1)(2)	$15,063	$22,019	$39,197	$69,058
Retail Gross Margin (3)(4)	$30,456	$30,870	$82,903	$107,322
(1) Adjusted EBITDA for the nine months ended September 30, 2021 includes a $60.0 million add back related to Winter Storm Uri and includes a deduction of $2.2 million related to a non-recurring legal settlement (recovery), the expense for which was added back in 2019.
(2) Adjusted EBITDA for the nine months ended September 30, 2022 includes a deduction of $5.2 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion below.

(3) Retail Gross Margin for the three months ended September 30, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and nine months ended September 30, 2021 includes a $64.9 million add back related to Winter Storm Uri. See discussion below.
(4) Retail Gross Margin for the nine months ended September 30, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion below.

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

As our Senior Credit Facility is considered a material agreement and Adjusted EBITDA is a key component of our material covenants, we consider our covenant compliance to be material to the understanding of our financial condition and/or liquidity. Our lenders under our Senior Credit Facility allowed $60.0 million of the $64.9 million pre-tax storm loss incurred in the first quarter of 2021 to be added back as a non-recurring item in the calculation of Adjusted EBITDA for our Debt Covenant Calculations. We received a $0.4 million credit from ERCOT for winter storm related losses during the third quarter of 2021, resulting in a net pre-tax storm loss of $64.4 million for the year ended December 31, 2021. In June 2022, we received $9.6 million from ERCOT related to PURA Subchapter N Securitization financing. For consistent presentation of the financial impact of Winter Storm Uri, $5.2 million of the $9.6 million is reflected as non-recurring items reducing Adjusted EBITDA for the nine months ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA to net (loss) income:
Net (loss) income	$(4,868)	$34,657	$38,691	$31,893
Depreciation and amortization	3,270	5,049	13,390	16,498
Interest expense	2,002	1,298	5,129	4,161
Income tax (benefit) expense	(48)	7,021	8,726	9,160
EBITDA	356	48,025	65,936	61,712
Less:
Net, (loss) gain on derivative instruments	(1,645)	31,798	55,815	57,726
Net cash settlements on derivative instruments	(14,078)	(5,660)	(35,922)	(6,050)
Customer acquisition costs	1,684	309	4,274	765
Plus:
Non-cash compensation expense	668	441	2,590	2,012
Non-recurring event - Winter Storm Uri	—	—	(5,162)	60,000
Non-recurring legal settlement	—	—	—	(2,225)
Adjusted EBITDA	$15,063	$22,019	$39,197	$69,058
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$8,267	$9,604	$21,211	$18,772
Amortization of deferred financing costs	(206)	(275)	(919)	(792)
Bad debt expense	(1,062)	(492)	(2,895)	(379)
Interest expense	2,002	1,298	5,129	4,161
Income tax (benefit) expense	(48)	7,021	8,726	9,160
Non-recurring event - Winter Storm Uri	—	—	(5,162)	60,000
Non-recurring legal settlement	—	—	—	(2,225)
Changes in operating working capital
Accounts receivable, prepaids, current assets	2,144	6,456	(7,229)	(25,305)
Inventory	2,883	1,448	3,292	1,048
Accounts payable and accrued liabilities	508	2,952	21,306	15,809
Other	575	(5,993)	(4,262)	(11,191)
Adjusted EBITDA	$15,063	$22,019	$39,197	$69,058
Cash Flow Data:
Net cash provided by operating activities	$8,267	$9,604	$21,211	$18,772
Net cash used in investing activities	$(1,240)	$(2,626)	$(6,400)	$(3,689)
Net cash (used in) provided by financing activities	$(10,199)	$(13,399)	$(47,780)	$11,352

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

We have historically included the financial impact of weather variability in the calculation of Retail Gross Margin. We will continue this historical approach, but during the first quarter of 2021 we added back the $64.9 million net financial loss incurred related to Winter Storm Uri, as described above, in the calculation of Retail Gross Margin because the extremity of the Texas storm combined with the impact of unprecedented pricing mechanisms ordered by ERCOT is considered unusual, infrequent, and non-recurring in nature. In June 2022, we received $9.6 million from ERCOT related to PURA Subchapter N Securitization financing. The $9.6 million is reflected as a non-recurring item reducing Retail Gross Margin for the nine months ended September 30, 2022 for consistent presentation of the financial impacts of Winter Storm Uri.

The GAAP measure most directly comparable to Retail Gross Margin is gross profit. The following table presents a reconciliation of Retail Gross Margin to gross profit for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$118,859	$97,979	$343,112	$293,179
Less:
Retail cost of revenues	102,212	40,298	232,621	198,642
Gross Profit	16,647	57,681	110,491	94,537
Less:
Net asset optimization revenue (expense)	1,672	(288)	(480)	(542)
(Loss) gain on non-trading derivative instruments	(1,413)	32,262	54,570	58,214
Cash settlements on non-trading derivative instruments	(14,068)	(5,660)	(36,067)	(6,054)
Non-recurring event - Winter Storm Uri	—	497	9,565	(64,403)
Retail Gross Margin	$30,456	$30,870	$82,903	$107,322
Retail Gross Margin - Retail Electricity Segment (1)(2)	$28,507	$28,213	$62,404	$80,478
Retail Gross Margin - Retail Natural Gas Segment	$1,949	$2,657	$20,499	$26,844
(1) Retail Gross Margin - Retail Electricity Segment for the three months ended September 30, 2021 includes a $0.5 million reduction related to the Winter Storm Uri credit settlements received and for the nine months ended September 30, 2021 includes a $64.9 million add back related to Winter Storm Uri.
(2) Retail Gross Margin for the nine months ended September 30, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion above.

Our non-GAAP financial measures of Adjusted EBITDA and Retail Gross Margin should not be considered as alternatives to net income (loss), net cash provided by (used in) operating activities, or gross profit. Adjusted EBITDA and Retail Gross Margin are not presentations made in accordance with GAAP and have limitations as analytical tools. You should not consider Adjusted EBITDA or Retail Gross Margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Retail Gross Margin exclude some, but not all, items that affect net income (loss), net cash provided by (used in) operating activities, and gross profit, and are defined differently by different companies in our industry, our definition of Adjusted EBITDA and Retail Gross Margin may not be comparable to similarly titled measures of other companies.
Management compensates for the limitations of Adjusted EBITDA and Retail Gross Margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.

Consolidated Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Retail revenues	$117,187	$98,267	$343,592	$293,721
Net asset optimization revenue (expense)	1,672	(288)	(480)	(542)
Total Revenues	118,859	97,979	343,112	293,179
Operating Expenses:
Retail cost of revenues	102,212	40,298	232,621	198,642
General and administrative expense	16,302	9,719	44,820	33,053
Depreciation and amortization	3,270	5,049	13,390	16,498
Total Operating Expenses	121,784	55,066	290,831	248,193
Operating (loss) income	(2,925)	42,913	52,281	44,986
Other (expense)/income:
Interest expense	(2,002)	(1,298)	(5,129)	(4,161)
Interest and other income	11	63	265	228
Total other expense	(1,991)	(1,235)	(4,864)	(3,933)
(Loss) income before income tax expense	(4,916)	41,678	47,417	41,053
Income tax (benefit) expense	(48)	7,021	8,726	9,160
Net (loss) income	$(4,868)	$34,657	$38,691	$31,893
Other Performance Metrics:
Adjusted EBITDA (1) (2) (3)	$15,063	$22,019	$39,197	$69,058
Retail Gross Margin (1) (4) (5)	$30,456	$30,870	$82,903	$107,322
Customer Acquisition Costs	$1,684	$309	$4,274	$765
Average Monthly RCE Attrition	4.0%	2.4%	3.6%	3.3%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for nine months ended September 30, 2021 includes a $60.0 million add back related to Winter Storm Uri and a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019.
(3) Adjusted EBITDA for the nine months ended September 30, 2022 includes a deduction of $5.2 million non-recurring credit related to Winter Storm Uri add back in 2021.
(4) Retail Gross Margin for the nine months ended September 30, 2021 includes a $64.9 million add back related to Winter Storm Uri.
(5) Retail Gross Margin for the nine ended September 30, 2022 includes a deduction of $9.6 million non-recurring credit related to Winter Storm Uri     add back in 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total Revenues. Total revenues for the three months ended September 30, 2022 were approximately $118.9 million, an increase of approximately $20.9 million, or 21%, from approximately $98.0 million for the three months ended September 30, 2021, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity rates unit revenue per MWh and higher natural gas volumes sold as a result of larger natural gas customer book in the third quarter of 2022 as compared to the third quarter of 2021.

Change in electricity volumes sold	$(9.9)
Change in natural gas volumes sold	4.6
Change in electricity unit revenue per MWh	22.8
Change in natural gas unit revenue per MMBtu	1.4
Change in net asset optimization revenue	2.0
Change in total revenues	$20.9

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2022 was approximately $102.2 million, an increase of approximately $61.9 million, or 154%, from approximately $40.3 million for the three months ended September 30, 2021, as indicated in the table below (in millions). This increase was primarily due to higher electricity costs and a change in the fair value of our derivative portfolio in the third quarter of 2022 as compared to the third quarter of 2021.

Change in electricity volumes sold	$(6.8)
Change in natural gas volumes sold	2.6
Change in electricity unit cost per MWh	19.9
Change in natural gas unit cost per MMBtu	4.1
Change in value of retail derivative portfolio	42.1
Change in retail cost of revenues	$61.9

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2022 was approximately $16.3 million, an increase of approximately $6.6 million, or 68%, as compared to $9.7 million for the three months ended September 30, 2021. This increase was primarily attributable to higher employee costs and increased bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2022 was approximately $3.3 million, a decrease of approximately $1.7 million, or 34%, from approximately $5.0 million for the three months ended September 30, 2021. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2022 was approximately $1.7 million, an increase of $1.4 million, or 467%, from approximately $0.3 million for the three months ended September 30, 2021 primarily due to increased sales activity in the third quarter of 2022 as compared to third quarter of 2021. The low customer acquisition cost in 2021 was primarily due to a limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total Revenues. Total revenues for the nine months ended September 30, 2022 were approximately $343.1 million, an increase of approximately $49.9 million, or 17%, from approximately $293.2 million for the nine months ended September 30, 2021, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity unit revenue per MWh and higher natural gas volumes sold as a result of larger natural gas customer book in 2022 as compared to 2021.

Change in electricity volumes sold	$(3.7)
Change in natural gas volumes sold	17.8
Change in electricity unit revenue per MWh	37.3
Change in electricity unit revenue per MMBtu - Winter Storm Uri	(0.9)
Change in natural gas unit revenue per MMBtu	(0.7)
Change in net asset optimization revenue (expense)	0.1
Change in total revenues	$49.9

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2022 was approximately $232.6 million, an increase of approximately $34.0 million, or 17%, from approximately $198.6 million for the nine months ended September 30, 2021, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity and natural gas supply costs due to a higher commodity price environment in 2022, and a change in the value of our retail derivative portfolio, offset by electricity supply costs related to Winter Storm Uri in 2021 that did not re-occur in 2022 and a Winter Storm Uri credit received from ERCOT in 2022.

Change in electricity volumes sold	$(2.5)
Change in natural gas volumes sold	8.5
Change in electricity unit cost per MWh	54.2
Change in electricity unit cost per MWh - Winter Storm Uri	(74.8)
Change in natural gas unit cost per MMBtu	15.0
Change in value of retail derivative portfolio	33.6
Change in retail cost of revenues	$34.0

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2022 was approximately $44.8 million, an increase of approximately $11.7 million, or 35%, as compared to $33.1 million for the nine months ended September 30, 2021. This increase was primarily attributable to higher employee costs and higher bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2022 was approximately $13.4 million, a decrease of approximately $3.1 million, or 19%, from approximately $16.5 million for the nine months ended September 30, 2021. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2022 was approximately $4.3 million, an increase of approximately $3.5 million, or 438%, from approximately $0.8 million for the nine months ended September 30, 2021. The low customer acquisition cost in 2021 was primarily due to a limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Retail Electricity Segment
Total Revenues	$104,970	$92,104	$275,301	$242,548
Retail Cost of Revenues	92,816	41,035	189,092	179,762
Less: Net (loss) gain on non-trading derivatives, net of cash settlements	(16,353)	22,359	14,240	46,711
Non-recurring event - Winter Storm Uri	—	497	9,565	(64,403)
Retail Gross Margin (1) — Electricity	$28,507	$28,213	$62,404	$80,478
Volumes — Electricity (MWhs) (3)	694,035	777,340	1,982,684	2,013,468
Retail Gross Margin (2) (4) — Electricity per MWh	$41.07	$36.29	$31.47	$39.97

Retail Natural Gas Segment
Total Revenues	$12,217	$6,163	$68,291	$51,173
Retail Cost of Revenues	9,396	(737)	43,529	18,880
Less: Net gain on non-trading derivatives, net of cash settlements	872	4,243	4,263	5,449
Retail Gross Margin (1) — Gas	$1,949	$2,657	$20,499	$26,844
Volumes — Gas (MMBtus)	1,170,857	668,063	7,771,468	5,765,588
Retail Gross Margin (2) — Gas per MMBtu	$1.67	$3.98	$2.64	$4.66

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
(3) Excludes volumes (8,402 MWhs) related to Winter Storm Uri impact for the nine months ended September, 30, 2021.
(4) Retail Gross Margin - Electricity per MWh excludes Winter Storm Uri impact for the nine months ended September 30, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2022 were approximately $105.0 million, an increase of approximately $12.9 million, or 14%, from approximately $92.1 million for the three months ended September 30, 2021. This increase was largely due to higher retail electricity prices, which resulted in an increase of $22.8 million, offset by a decrease in electricity volumes of $9.9 million.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2022 were approximately $92.8 million, an increase of approximately $51.8 million, or 126%, from approximately $41.0 million for the three months ended September 30, 2021. This increase was primarily due to an increase in supply costs of $19.9 million, offset by a decrease in volumes due to a smaller customer book, resulting in a decrease of $6.8 million, and a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $38.7 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2022 was approximately $28.5 million, an increase of approximately $0.3 million, or 1%, from approximately $28.2 million for the three months ended September 30, 2021, as indicated in the table below (in millions).

Change in volumes sold	$(3.1)
Change in unit margin per MWh	3.4
Change in retail electricity segment retail gross margin	$0.3
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2022 were approximately $12.2 million, an increase of approximately $6.0 million, or 97%, from approximately $6.2 million for the three months ended September 30, 2021. This increase was primarily attributable to higher volumes sold, which increased total revenues by $4.6 million, and by an increase of $1.4 million related to higher natural gas rates.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2022 were approximately $9.4 million, an increase of $10.1 million, or 1,443%, from approximately $(0.7) million for the three months ended September 30, 2021. This increase was primarily due to higher volumes resulting in an increase of $2.6 million, higher natural gas costs, which resulted in an increase of $4.1 million and a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $3.4 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2022 was approximately $1.9 million, a decrease of approximately $0.8 million, or 30%, from approximately $2.7 million for the three months ended September 30, 2021, as indicated in the table below (in millions).

Change in volumes sold	$2.0
Change in unit margin per MMBtu	(2.8)
Change in retail natural gas segment retail gross margin	$(0.8)

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2022 were approximately $275.3 million, an increase of approximately $32.8 million, or 14%, from approximately $242.5 million for the nine months ended September 30, 2021. This increase was largely due to higher electricity prices, resulting in an increase of $37.3 million. This was partially offset by a decrease in volumes, which resulted in a decrease of $3.7 million, and a decrease of $0.9 million related to electricity revenue due to Winter Storm Uri in 2021 that did not re-occur in 2022.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2022 was approximately $189.1 million, an increase of approximately $9.3 million, or 5%, from approximately $179.8 million for the nine months ended September 30, 2021. This increase was primarily due to a decrease in supply costs of $74.8 million related to Winter Storm Uri in 2021 that did not re-occur in 2022 (which includes a credit of $9.6 million related to Winter Storm Uri received in 2022 from ERCOT), and an increase of $32.4 million due to a change in the value of our retail derivative portfolio used for hedging. This was offset by an increase in electricity costs of $54.2 million due to higher commodity price environment in 2022 and electricity volumes sold resulting in a decrease of $2.5 million.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2022 was approximately $62.4 million, a decrease of approximately $18.1 million, or 22%, from approximately $80.5 million for the nine months ended September 30, 2021, as indicated in the table below (in millions).

Change in volumes sold	$(0.2)
Change in gross margin - Winter Storm Uri	(64.5)
Change in unit margin per MWh	46.6
Change in retail electricity segment retail gross margin	$(18.1)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2022 were approximately $68.3 million, an increase of approximately $17.1 million, or 33%, from approximately $51.2 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in volumes of $17.8 million, partially offset by lower rates, which resulted in a decrease in total revenues of $0.7 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2022 was approximately $43.5 million, an increase of approximately $24.6 million, or 130%, from approximately $18.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in volumes of $8.5 million, higher supply costs of $15.0 million, and an increase of $1.1 million due to a change in the value of our derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2022 was approximately $20.5 million, a decrease of approximately $6.3 million, or 24%, from approximately $26.8 million for the nine months ended September 30, 2021, as indicated in the table below (in millions).

Change in volumes sold	$9.2
Change in unit margin per MMBtu	(15.5)
Change in retail natural gas segment retail gross margin	$(6.3)

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

We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes. Our ability to pay dividends to the holders of the Class A common stock and the Series A Preferred Stock in the future will ultimately depend on our RCE count, margins, profitability and cash flow, and the covenants under our Senior Credit Facility.

Liquidity Position

The following table details our available liquidity as of September 30, 2022:

($ in thousands)	September 30, 2022
Cash and cash equivalents	$40,403
Senior Credit Facility Availability (1)	22,247
Subordinated Debt Facility Availability (2)	5,000
Total Liquidity	$67,650
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2022.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$21,211	$18,772
Net cash used in investing activities	$(6,400)	$(3,689)
Net cash (used in) provided by financing activities	$(47,780)	$11,352

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2022 increased by $2.4 million compared to the nine months ended September 30, 2021. The increase was primarily the result of higher net income in 2022 coupled with other changes in working capital for the nine months ended September 30, 2022, non-recurring Winter Storm Uri related costs of $64.4 million for the nine months ended September 30, 2021, which did not re-occur in 2022, and $9.6 million credit received in for the nine months ended September 30, 2022 from ERCOT related to Winter Storm Uri.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $2.7 million for the nine months ended September 30, 2022. The increase was primarily the result of increases relating to customer acquisitions during the nine months ended September 30, 2022.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $59.1 million for the nine months ended September 30, 2022, primarily due to an increase in net paydown of our Senior Credit Facility of $72.0 million, offset by an increase in sub-debt borrowing of $10.0 million during the nine months ended September 30, 2022.

Sources of Liquidity and Capital Resources

Senior Credit Facility

On June 30, 2022, we entered into the Senior Credit Facility with Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, BOKF, NA (d/b/a/ Bank of Texas), as joint-lead arranger and issuing bank, and the other financial institutions party thereto, which replaced our prior credit agreement. The Senior Credit Facility allows us to borrow up to $195.0 million on a revolving basis in the form of working capital loans, loans to fund acquisitions, swingline loans and letters of credit. The Senior Credit Facility expires on June 30, 2025. The Senior Credit Facility revised the Fixed Charge Coverage Ratio and Maximum Senior Secured Leverage Ratio under our prior credit agreement.

As of September 30, 2022, we had total commitments of $195.0 million under the Senior Credit Facility, of which $127.9 million was outstanding, including $34.9 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of September 30, 2022, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of September 30, 2022, we had availability to borrow up to $22.2 million under the Senior Credit Facility.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of September 30, 2022, there was $20.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $5.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2025, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2022 was $93.0 million. The current variable interest rate on the facility at September 30, 2022 was 5.76%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2022 and 2021, we spent a total of $1.7 million and $0.3 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2022 and 2021 included $1.9 million and $2.2 million, respectively, related to information systems improvements.

Dividends and Distributions

During the nine months ended September 30, 2022, we paid dividends to holders of our Class A common stock for the quarters ended December 31, 2021, March 31, 2022, and June 30, 2022 of $0.18125 per share or $8.6 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the nine months ended September 30, 2022, Spark HoldCo made distributions of $10.8 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

For the nine months ended September 30, 2022, we paid $5.6 million of dividends to holders of our Series A Preferred Stock, and as of September 30, 2022, we had accrued $2.0 million related to dividends to holders of our Series A Preferred Stock, which we paid on October 17, 2022. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. For the full year ended December 31, 2022, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $8.0 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2022.

On October 20, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.18125 per share to holders of our Class A common stock and $0.666071 per share for the Series A Preferred Stock for the third quarter of 2022. Dividends on Class A common stock will be paid on December 15, 2022 to holders of record on December 1, 2022, and Series A Preferred Stock dividends will be paid on January 17, 2023 to holders of record on January 1, 2023.

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

Off-Balance Sheet Arrangements
As of September 30, 2022, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of September 30, 2022, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was ($15.5 million) and $26.6 million for three months ended September 30, 2022 and 2021 and $18.5 million and $52.2 million for the nine months ended September 30, 2022 and 2021, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2021 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2022, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 408,468 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2022 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2022 levels would have increased the fair market value of our non-trading energy derivatives by $0.2 million. As of September 30, 2022, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 423,137 MWhs. An increase of 10% in the forward market prices from their September 30, 2022 levels would have increased the fair market value of our net non-trading energy portfolio by $3.4 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2022 levels would have decreased the fair market value of our non-trading energy derivatives by $3.4 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 59% and 57% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2022 and 2021 and 60% and 59% for the nine months ended September 30, 2022 and 2021, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 0.9% and 0.8%, for the three months ended September 30, 2022 and 2021 and 0.9% and 0.8% for the nine months ended September 30, 2022 and 2021, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2022 and 2021 was 1.8% and 0.8% of non-POR market retail revenues, respectively and our bad debt expense for the nine months ended September 30, 2022 and 2021 was 1.9% and 0.04% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2022.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2022, approximately $14.0 million of our total exposure of $24.0 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2022.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.
At September 30, 2022, we were co-borrowers under the Senior Credit Facility, under which $93.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2022, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $0.9 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. On October 20, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.666071 per share for the Series A Preferred Stock for the third quarter of 2022 for an aggregate amount of $2.4 million for the quarter. Based on the Series A Preferred Stock outstanding on September 30, 2022, a 1.0% increase in interest rates would have resulted in additional dividends of less than $0.1 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Via Renewables, Inc.

November 3, 2022	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)