Form 10-K
period 2022-12-31
Via Renewables, Inc.
filed 2023-03-29
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
        Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $7.66, was approximately $93 million. The registrant, solely for the purpose of this required presentation, deemed its Board of Directors and Executive Officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.

There were 3,171,553 shares of Class A common stock and 4,000,000 shares of Class B common stock outstanding as of March 20, 2023 (as adjusted to give effect to the 1 for 5 reverse stock split described herein and prior to giving effect to any rounding in settlement), and 3,567,543 shares of Series A Preferred Stock outstanding as of March 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) can be identified by the use of forward-looking terminology including “may,” “should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Annual Report. All statements, other than statements of historical fact included in this Annual Report are forward-looking statements. The forward-looking statements include statements, regarding the impacts of the 2021 severe weather event, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, ability to pay and amount of cash dividends and distributions on our Class A Common Stock and Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability of and terms of capital, competition and government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
The forward-looking statements in this Annual Report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:
•our ability to remediate the material weakness in our internal control over financial reporting, the identification of any additional material weakness in the future or otherwise failing to maintain an effective system of internal controls;
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

Risks Related to Our Capital Structure and Capital Stock

•We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in us, and reduce the value of our Class A common stock and Series A Preferred Stock.

•Our indebtedness could adversely affect our ability to raise additional capital to fund our operations or pay dividends. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.
•Our ability to pay dividends in the future will depend on many factors, including the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility.
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
•Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect the floating dividend rate of our Series A Preferred Stock.
•A substantial increase in the Three-Month LIBOR Rate or an alternative rate could negatively impact our ability to pay dividends on the Series A Preferred Stock and Class A common stock.
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

Our Operations

As of December 31, 2022, we operated in 102 utility service territories across 19 states and the District of Columbia and had approximately 331,000 residential customer equivalents (“RCEs”). An RCE is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in fifteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio and Pennsylvania) and electricity customers in twelve states (Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Texas) and the District of Columbia using seven brands (Electricity Maine, Electricity N.H., Major Energy, Provider Power Mass, Respond Power, Spark Energy, and Verde Energy).

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

The fixed/variable splits of our RCEs were as follows as of December 31, 2022:

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

We utilize RECs to offset customer volumes related to customers enrolled in renewable energy plans. As of December 31, 2022, approximately 29% of our customers utilized green products. Also, as a key element of our corporate rebranding and our commitment to sustainability, we began offsetting 100% of customer volume beginning in the second quarter of 2021, by procuring RECs on behalf of our customers.

In addition to the RECs we purchase to satisfy our voluntary requirements under the terms of our green contracts with our customers and to support our corporate sustainability initiatives, we must also purchase a specified number of RECs based on the amount of electricity we sell in a state in a year pursuant to individual state renewable portfolio standards. We forecast the price for the required RECs and incorporate this cost component into our customer pricing models.

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

As a result of the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets have issued orders that impact the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during 2020 and 2021 compared to historical amounts. As these orders have largely expired, our customer acquisition costs with respect to door to door marketing has increased during 2022. We are unable to predict our future customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this “Annual Report.”

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

Once a product has been created for a particular market, we then develop a marketing campaign. We identify and acquire customers through a variety of sales channels, including our inbound customer care call center, outbound calling, online marketing, opt-in web-based leads, email, direct mail, door-to-door sales, affinity programs, direct sales, brokers and consultants. For residential customers, we have historically used indirect sales brokers, web based solicitation, door-to-door sales, outbound calling, and other methods. For 2022, the largest channels were direct sales, telemarketing and web-based sales. We typically use brokers or direct marketing to obtain C&I customers, which are typically larger and have greater natural gas and electricity requirements. At December 31, 2022, our customer base was 67% residential and 33% C&I customers. In our sales practices, we typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and manage customer acquisition costs. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

Acquisitions

We actively monitor acquisition opportunities that may arise in the domestic acquisition market, and seek to acquire portfolios of customers and broker book acquisitions, as well as retail energy companies utilizing some combination of cash and borrowings under our senior secured borrowing base credit facility ("Senior Credit Facility), the issuance of common or preferred stock, or other financing arrangements. Historically, our customer acquisition strategy has been executed using both third parties and through affiliated relationships. See “—Relationship with our Founder, Majority Shareholder and Chief Executive Officer” for a discussion of affiliate relationships.

The following table provides a summary of our acquisitions over the past five years:

Company / Portfolio	Date Completed	RCEs	Segment	Acquisition Source
HIKO Energy, LLC	March 2018	29,000	Natural Gas Electricity	Third Party
Customer Portfolio	December 2018	35,000	Natural Gas Electricity	Affiliate
Customer Portfolio	May 2019	60,000	Natural Gas Electricity	Third Party
Customer Portfolio	May 2021	45,000	Electricity	Third Party
Customer Portfolio	July 2021	33,000	Natural Gas	Third Party
Customer Portfolio (1)	January 2022	69,000	Natural Gas Electricity	Third Party
Customer Portfolio	August 2022	18,700	Natural Gas	Third Party
(1) These RCEs are related to broker contracts we acquired as part of asset purchase agreements and are not included in our Retail RCEs.

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

In most markets, we hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. Alternatively, we may use physical products to hedge our electricity exposure rather than buying physical electricity in the day-ahead market from the ISO. During the year ended December 31, 2022, we transacted physical and financial settlements of electricity with approximately nine suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery point where the local regulated utility takes control of the natural gas and delivers it to individual customer locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2022, we transacted physical and financial settlements of natural gas with approximately 81 wholesale counterparties.

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

In territories where POR programs have been established, the local regulated utility purchases our receivables, and then becomes responsible for billing and collecting payment from the customer. In return for their assumption of risk, we receive slightly discounted proceeds on the receivables sold. POR programs result in substantially all of our credit risk being linked to the applicable utility and not to our end-use customers in these territories. For the year ended December 31, 2022, approximately 59% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.9% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our subsequent collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of regulatory orders. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

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

We assess the adequacy of the allowance for doubtful accounts through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2022 was $6.9 million, or 1.5% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense for the year ended December 31, 2022.

We do not have high concentrations of sales volumes to individual customers. For the year ended December 31, 2022, our largest customer accounted for less than 1% of total retail energy sales.

Counterparty Credit Risk in Wholesale Markets

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including those that occur as a result of being unable to secure replacement supplies of natural gas or electricity on a timely or cost-effective basis or at all. At December 31, 2022, approximately $1.9 million of our total exposure of $2.8 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee.

Operational Risk

As with all companies, we are at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations. We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continually enhance awareness through employee education and accountability. During 2022, we did not experience any material loss related to cyber-attacks or other information security breaches.

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

Competition

The markets in which we operate are highly competitive. Our primary competition comes from the incumbent utility and other independent retail energy companies. In the electricity sector, these competitors include larger, well-capitalized energy retailers such as Calpine Energy Solutions, LLC, Constellation Corporation, NRG Energy, Inc. and Vistra Corp. We also compete with small local retail energy providers in the electricity sector that are focused exclusively on certain markets. Each market has a different group of local retail energy providers. In the natural gas sector, our national competitors are primarily NRG, Inc. Energy and Constellation Energy Group, Inc. Our national competitors generally have diversified energy platforms with multiple marketing approaches and broad geographic coverage similar to us. Competition in each market is based primarily on product offering, price and customer service. The number of competitors in our markets varies. In well-established markets in the Northeast and Texas we have hundreds of competitors, while in other markets the competition is limited to several participants. Markets that offer POR programs are generally more competitive than those markets in which retail energy providers bear customer credit risk.

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

Natural gas accounted for approximately 24% of our retail revenues for the year ended December 31, 2022, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

Employees

As of December 31, 2022, we employed 160 full-time employees. Our employees are not represented by a collective bargaining unit. We have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.

We are dedicated to attracting and retaining talent across a variety of backgrounds, with varying experiences, perspectives and ideas, while having an inclusive culture. As of December 31, 2022, approximately 49% of our workforce was male and 51% female. We encourage and support the development of our employees wherever possible, and seek to fill positions through promotions and transfers within the organization. Continued learning and career development is advanced through ongoing performance and development conversations with employees and internally developed training programs.

We provide competitive compensation and benefits programs to our employees. These programs include, subject to eligibility policies, a 401(k) Plan, healthcare and insurance benefits, long term incentive awards in the form of restricted stock units to certain employees, health savings and flexible spending accounts, paid time off, family leave and employee assistance programs.

We strive to be a good corporate citizen by being involved with numerous local community and charitable organizations through financial contributions and volunteer events. To encourage volunteerism, we offer paid time off to employees to volunteer in the community during work hours.

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

Some states are beginning to increase their regulation of their retail electricity and natural gas markets in an effort to increase consumer disclosures and ensure marketing practices are not misleading to consumers. In addition, the fines against ESCOs that regulators are seeking have increased dramatically in recent years. For example, late 2022 PURA and the Connecticut Office of Consumer Counsel issued to our subsidiary, Verde, a Notice of Violation and Assessment of Penalty proposing civil penalties, restitution payments to certain customers and a multi-year suspension from the Connecticut market in connection with violations of Connecticut’s marketing requirements for energy suppliers.

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

We have grown our business in part through strategic acquisition opportunities from third parties and from affiliates of our majority shareholder and may continue to do so in the future. Achieving the anticipated benefits of these transactions depends in part upon our ability to identify accretive acquisition targets, accurately assess the benefits and risks of the acquisition prior to undertaking it, and the ability to integrate the acquired businesses in an efficient and effective manner. When we identify an acquisition candidate, there is a risk that we may be unable to negotiate terms that are beneficial to us. Additionally, even if we identify an accretive acquisition target, the successful acquisition of that business requires estimating anticipated cash flow and accretive value, evaluating potential regulatory challenges, retaining customers and assuming liabilities. The accuracy of these estimates is inherently uncertain and our assumptions may be incorrect.

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

The COVID-19 pandemic continues to adversely impact economic activity and conditions worldwide. Pandemics, epidemics, widespread illness or other major health crises, such as COVID-19, may adversely affect the United States' economic growth, demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations. Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of any major public health crisis, including COVID-19, may negatively impact our business, including a disruption of or change to our operating plans.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.
We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2022, customers in non-POR markets represented approximately 41% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

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
As of December 31, 2022, approximately 58% of our RCEs were located in five states. Specifically, 16%, 14%, 11%, 9% and 8% of our customers on an RCE basis were located in TX, PA, NY, NJ, and MA respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. The states that contain a large percentage of our customers could reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to operate economically in that state.
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
Risks Related to Our Capital Structure and Capital Stock
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in us, and reduce the value of our Class A common stock and Series A Preferred Stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013). Management is also responsible for reporting on the effectiveness of internal control over financial reporting.

In connection with the audit of our financial statements for the year ended December 31, 2022, we identified a material weakness in the design and operation of the controls over our calculation of income tax expense, deferred tax assets and liabilities.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although this material weakness did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2022 or any prior period, it did result in immaterial corrections for the years ended December 31, 2021 and 2020. Please see Note 2. Basis of Presentation in the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report for a description of the immaterial corrections. If unremediated, this material weakness could result in a material misstatement for annual or interim consolidated financial statements for future periods.

With oversight from the Audit Committee of the Board of Directors, we intend to take the necessary steps to remediate the material weakness by enhancing our internal controls to ensure proper review by and communication between our internal and external tax advisors and internal accounting personnel. Our efforts will consist primarily of strengthening our tax organization through continuing education and designing controls related to the components of our tax process to enhance our management review controls over taxes. We cannot assure you that any measures we may take will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting described above or to avoid potential future material weaknesses.

Failure to remediate the material weakness described above, or the identification of any new material weaknesses, could limit our ability to prevent or detect a misstatement of our financial results, lead to a loss of investor confidence and have a negative impact on the trading price of our Class A common stock and Series A Preferred Stock and could subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations or pay dividends. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.
We have $100.0 million of indebtedness outstanding and $34.4 million in issued letters of credit under our Senior Credit Facility, and $20.0 million of indebtedness outstanding under our Subordinated Facility as of December 31, 2022. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have negative consequences, including:
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
•exposing us to the risk of increased costs due to changes in interest rates because certain of our borrowings are at variable rates of interest;
•limiting our ability to obtain additional financing for working capital including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.
If we are unable to satisfy financial covenants in our debt instruments, it could result in an event of default that, if not cured or waived, may entitle the lenders to demand repayment or enforce their security interests. Our Senior Credit Facility will mature in June 30, 2025, and we cannot assure that we will be able to negotiate a new credit arrangement on commercially reasonable terms.
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
Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation and bylaws. Our Founder beneficially owns approximately 66.0% of the combined voting power (excluding treasury shares) of the Class A and Class B common stock as of December 31, 2022 through his direct and indirect ownership in us.
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
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without shareholder approval. On August 5, 2022, we filed a registration statement under the Securities Act on Form S-3 allowing us to offer and sell, from time to time, among other securities, shares of preferred stock. The registration statement was declared effective on August 16, 2022. The election by our board of directors to issue preferred stock with anti-takeover provisions could make it more difficult for a third party to acquire us.
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
On August 5, 2022, we filed a registration statement under the Securities Act on Form S-3 registering the primary offer and sale, from time to time, of Class A common stock, preferred stock, depositary shares and warrants. The registration statement also registers the Class A common stock held by our affiliates, Retailco and NuDevco (including Class A common stock that may be obtained upon conversion of Class B common stock). All of the shares of Class A common stock held by Retailco and NuDevco and registered on the registration statement may be immediately resold. The registration statement was declared effective on August 16, 2022.
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock with respect to dividends and distributions, as our board of directors may determine. Through December 31, 2022, we have issued an aggregate of 3,567,543 shares of Series A Preferred Stock.
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
Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates under the floating dividend rate of our Series A Preferred Stock.
LIBOR is a basic rate of interest widely used as a global reference for setting interest rates on loans and payment rates on other financial instruments. Dividends on the Series A Preferred Stock accrue at a floating rate equal to the sum of: (a) Three-Month LIBOR Rate as calculated on each applicable determination date, plus (b) 6.578%.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or whether different reference rates will develop. It is impossible to predict the effect these developments, any discontinuance, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on LIBOR, other benchmark rates or floating rate debt instruments.
Although our Series A Preferred Stock contain LIBOR alternative provisions and the use of alternative reference rates, new methods of calculating LIBOR or other reforms could cause the dividend rate on our Series A Preferred Stock to be materially different than expected, which could have an adverse effect on our business, financial position, and results of operations, and our ability to pay dividends on the Series A Preferred Stock and Class A common stock.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “VIA." There is no public market for our Class B common stock. On March 20, 2023, we had one holder of record of our Class A common stock and two holders of record of our Class B common stock, excluding stockholders for whom shares are held in “nominee” or “street name.”

Dividends

We typically pay a cash dividend each quarter to holders of our Class A common stock to the extent we have cash available for distribution and are permitted to do so under the terms of our Senior Credit Facility. Further, our ability to pay dividends will depend on certain factors including the performance of our business, cash flows, RCE counts and the margins we receive. Please see “Item 1A – Risk Factors” in this Annual Report for risks related to our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

We have not sold any unregistered equity securities other than as previously reported.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2022 and December 31, 2022.

Stock Performance Graph

The following graph compares the quarterly performance of our Class A common stock to the NASDAQ Composite Index ("NASDAQ Composite") and the Dow Jones U.S. Utilities Index ("IDU"). The chart assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2017 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Total Return Performance
$300
$250
$200
$150
$100
$50
$0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Via Renewables, Inc.
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
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2022, we operated in 102 utility service territories across 19 states and the District of Columbia.
Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2022, 2021 and 2020, approximately 76%, 81% and 83%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2022, 2021 and 2020, approximately 24%, 19% and 17%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Reverse Stock Split

On March 20, 2023, our shareholders approved a proposal for a reverse stock split (“Reverse Stock Split”) of our issued and outstanding Class A common stock and Class B common stock at a ratio between 1 for 2 and 1 for 5, to be determined by the Company’s Chief Executive Office or Chief Financial Officer. Effective March 21, 2023, we effected the Reverse Stock Split at a ratio of 1 to 5 shares of common stock, which began trading on a post-split basis on March 22, 2023. All shares and per share amounts in this report have been retrospectively restated to effect the stock split effective March 21, 2023.

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

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment as of December 31, 2022, 2021 and 2020:

RCEs:
	December 31,
(In thousands)	2022	2021	2020
Retail Electricity	201	298	303
Retail Natural Gas	130	110	97
Total Retail	331	408	400

The following table details our count of RCEs by geographical location as of December 31, 2022:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	60	30%	13	10%	73	22%
Mid-Atlantic	69	34%	57	44%	126	38%
Midwest	20	10%	21	16%	41	12%
Southwest	52	26%	39	30%	91	28%
Total	201	100%	130	100%	331	100%

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

During the year ended December 31, 2022, we added approximately 67,000 RCEs through our various organic sales channels. This amount was significantly lower than historical periods primarily due to the slower ramp up of the door-to-door and telemarketing activities after the COVID-19 restrictions were lifted, a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality, and the extreme price volatility we experienced throughout the year. As these orders have expired, and consumers adjust to price volatility we experienced throughout the year, we expect our customer growth to return to historical levels. However, we are unable to predict the ultimate effect on our organic sales, financial results, cash flows, and liquidity at this time.

Due to the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in most of our markets continue to maintain orders prohibiting energy services companies from door-to-

door marketing and in some cases telemarketing during the pandemic, which has restricted some of the methods we have historically used to market for organic sales. In response, we have focused on development of products and channels, partners for web sales, as well as accelerating its telemarketing sales quality programs. In November 2020, we began active door-to-door marketing activities in certain markets where not prohibited by states' COVID-19 restrictions.

We also acquire companies and portfolios of customers through both external and affiliated channels. During the year ended December 31, 2022, we added approximately 18,700 RCEs as a result of a series of asset purchase agreements entered in August 2022 . Refer to Note 16 “Customer Acquisitions” for further discussion. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2023.

RCE Activity

The following table shows our RCE activity during the years ended December 31, 2022, 2021 and 2020.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Net Annual Increase (Decrease)
December 31, 2019	533	139	672
Additions	38	8	46
Attrition	(268)	(50)	(318)
December 31, 2020	303	97	400	(40)%
Additions	110	47	157
Attrition	(115)	(34)	(149)
December 31, 2021	298	110	408	2%
Additions	40	46	86
Attrition	(137)	(26)	(163)
December 31, 2022	201	130	331	(19)%

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Average monthly attrition rates during 2022, 2021 and 2020 were as follows:

	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2020	5.0%	7.7%	3.0%	3.5%	5.7%
2021	3.3%	3.4%	2.4%	3.3%	4.2%
2022	3.8%	4.2%	4.0%	3.1%	3.7%

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

Customer attrition for the year ended December 31, 2022 was higher than the prior year due to the sharp increase in commodity prices across the industry.

Customer Acquisition Costs

Managing customer acquisition costs is a key component of our profitability. Customer acquisition costs are those costs related to obtaining customers organically and do not include the cost of acquiring customers through acquisitions, which are recorded as customer relationships. For each of the three years ended December 31, 2022, customer acquisition costs were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Customer Acquisition Costs	$5,870	$1,415	$1,513

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

Our gradual increase of marketing efforts as restrictions have been lifted resulted in increased marketing and customer acquisition costs, although still lower compared to historical amounts. Customer acquisition costs with respect to door to door marketing returned back to pre-Covid-19 historic levels in 2022.

Customer Credit Risk

Approximately 59% of our revenues are derived from customers in utilities where customer credit risk is borne by the utility in exchange for a discount on amounts billed. Where we have customer credit risk, we record bad debt based on an estimate of uncollectible amounts. Our bad debt expense on non-POR revenues was as follows:

	Year Ended December 31,
	2022	2021	2020
Total Non-POR Bad Debt as Percent of Revenue	3.0%	0.2%	1.6%

During the year ended December 31, 2022, we experienced higher bad debt expense versus 2021 primarily due to the Company increasing sales activities in non-POR markets and the impact of increased defaults on customer billings, in part due to higher natural gas and electricity prices.

For the years ended December 31, 2022, 2021 and 2020, approximately 59%, 59% and 64%, respectively, of our retail revenues were collected through POR programs where substantially all of our credit risk was with local regulated utility companies. As of December 31, 2022, 2021 and 2020, all of these local regulated utility companies had investment grade ratings. During these same periods, we paid these local regulated utilities a weighted average discount of approximately 0.9%, 0.9% and 1.2%, respectively, of total revenues for customer credit risk protection.

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

Winter Storm Uri

During the first quarter of 2021, the U.S. experienced winter storm Uri, an unprecedented storm bringing extreme cold temperatures to the central U.S., including Texas. As a result of increased power demand for customers across the state of Texas and power generation disruptions during the weather event, power and ancillary costs in the ERCOT service area reached or exceeded maximum allowed clearing prices. As of December 31, 2021, we recorded a net loss of approximately $64.4 million as a direct result of winter storm Uri. Although our hedge position was 120% of our forecasted demand in Texas for the month of February, we were still required to purchase power at unprecedented prices for an extended period of time during the storm. These price caps imposed by ERCOT for the duration of the storm and beyond have never been experienced in any deregulated market in which we serve. The policies imposed on the electricity markets by ERCOT related to pricing resulted in overall negative impact on our electricity unit margin for 2021. In June 2022, we received $9.6 million from ERCOT related to PURA Subchapter N Financing, resulting in a positive impact on our electricity unit margin in 2022.

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

Net asset optimization resulted in a loss of $2.3 million, a loss of $4.2 million and a loss of $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results. These measures for the three years ended December 31, 2022 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Adjusted EBITDA (1)(2)	$51,793	$80,657	$106,634
Retail Gross Margin (3)(4)	$114,815	$132,534	$196,473
(1) Adjusted EBITDA for the year ended December 31, 2021 includes a $60.0 million add back related to winter storm Uri and also includes a deduction of $2.2 million non-recurring legal settlement related to an add back in 2019. See discussion below.
(2) Adjusted EBITDA for the year ended December 31, 2022 includes a deduction of $5.2 million related to proceeds received under an ERCOT (winter storm Uri) securitization mechanism in June 2022. See further discussion below.
(3) Retail Gross Margin for the year ended December 31, 2021 includes a $0.5 million reduction related to the winter storm Uri credit settlements received and year ended December 31, 2021 includes a $64.4 million add back related to winter storm Uri. See discussion below.
(4) Retail Gross Margin for year ended December 31, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (winter     storm Uri) securitization mechanism in June 2022. See further discussion below.

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

As our Senior Credit Facility is considered a material agreement and Adjusted EBITDA is a key component of our material covenants, we consider our covenant compliance to be material to the understanding of our financial condition and/or liquidity. Our lenders under our Senior Credit Facility allowed $60.0 million of the $64.9 million pre-tax storm loss incurred in the first quarter of 2021 to be added back as a non-recurring item in the calculation of Adjusted EBITDA for our Debt Covenant Calculations. We received a $0.4 million credit from ERCOT for winter storm related losses during the third quarter of 2021, resulting in a net pre-tax storm loss of $64.4 million for the year ended December 31, 2021. In June 2022, we received $9.6 million from ERCOT related to PURA Subchapter N Securitization financing. For consistent presentation of the financial impact of winter storm Uri, $5.2 million of the $9.6 million is reflected as non-recurring items reducing Adjusted EBITDA for the year ended December 31, 2022.

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$11,203	$(5,413)	$66,074
Depreciation and amortization	16,703	21,578	30,767
Interest expense	7,204	4,926	5,266
Income tax expense	6,483	5,266	17,880
EBITDA	41,593	26,357	119,987
Less:
Net, gain (loss) on derivative instruments	17,821	21,200	(23,386)
Net, cash settlements on derivative instruments	(35,801)	(15,692)	37,729
Customer acquisition costs	5,870	1,415	1,513
Plus:
Non-cash compensation expense	3,252	3,448	2,503
Non-recurring event - winter storm Uri	(5,162)	60,000	—
Non-recurring legal and regulatory settlements	—	(2,225)	—
Adjusted EBITDA	$51,793	$80,657	$106,634
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$16,207	$12,702	$91,831
Amortization of deferred financing costs	(1,125)	(997)	(1,210)
Bad debt expense	(6,865)	(445)	(4,692)
Interest expense	7,204	4,926	5,266
Income tax expense	6,483	5,266	17,880
Non-recurring event - winter storm Uri	(5,162)	60,000	—
Non-recurring legal settlement	—	(2,225)	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	34,731	(5,117)	(32,820)
Inventory	2,423	486	(1,458)
Accounts payable, accrued liabilities, current liabilities	(884)	11,253	36,301
Other	(1,219)	(5,192)	(4,464)
Adjusted EBITDA	$51,793	$80,657	$106,634
Cash Flow Data:
Cash flows provided by operating activities	$16,207	$12,702	$91,831
Cash flows used in investing activities	$(6,871)	$(6,510)	$(2,154)
Cash flows used in financing activities	$(49,305)	$(2,556)	$(75,661)

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

We have historically included the financial impact of weather variability in the calculation of Retail Gross Margin. We will continue this historical approach, but during the first quarter of 2021 we added back the $64.9 million net financial loss incurred related to winter storm Uri, as described above, in the calculation of Retail Gross Margin because the extremity of the Texas storm combined with the impact of unprecedented pricing mechanisms ordered by ERCOT is considered unusual, infrequent, and non-recurring in nature. In June 2022, we received $9.6 million from ERCOT related to PURA Subchapter N Securitization financing. The $9.6 million is reflected as a non-recurring item reducing Retail Gross Margin for the year ended December 31, 2022 for consistent presentation of the financial impacts of winter storm Uri.

The GAAP measure most directly comparable to Retail Gross Margin is gross profit. The following table presents a reconciliation of Retail Gross Margin to gross profit for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of Retail Gross Margin to Gross Profit:
Total Revenues	$460,493	$393,485	$554,890
Less:
Retail cost of revenues	357,096	323,219	344,592
Gross Profit	$103,397	$70,266	$210,298
Less:
Net asset optimization expense	(2,322)	(4,243)	(657)
Net, gain (loss) on non-trading derivative instruments	17,305	22,130	(23,439)
Net, cash settlements on non-trading derivative instruments	(35,966)	(15,752)	37,921
Non-recurring event - winter storm Uri	9,565	(64,403)	—
Retail Gross Margin	$114,815	$132,534	$196,473
Retail Gross Margin - Retail Electricity Segment (1)(2)	$82,749	$96,009	$143,233
Retail Gross Margin - Retail Natural Gas Segment	$32,066	$36,525	$53,240
(1) Retail Gross Margin for the year ended December 31, 2021 includes a $0.5 million reduction related to the winter storm Uri credit settlements received and includes a $64.4 million add back related to winter storm Uri.
(2) Retail Gross Margin for year ended December 31, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (winter storm Uri) securitization mechanism in June 2022. See further discussion below.

Our non-GAAP financial measures of Adjusted EBITDA and Retail Gross Margin should not be considered as alternatives to gross profit. Adjusted EBITDA and Retail Gross Margin are not presentations made in accordance with GAAP and have limitations as analytical tools. You should not consider Adjusted EBITDA or Retail Gross Margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Retail Gross Margin exclude some, but not all, items that affect gross profit, and are defined differently by different companies in our industry, our definition of Adjusted EBITDA and Retail Gross Margin may not be comparable to similarly titled measures of other companies.
Management compensates for the limitations of Adjusted EBITDA and Retail Gross Margin as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.

Consolidated Results of Operations

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Revenues:
Retail revenues	$462,815	$397,728	$555,547
Net asset optimization (expense) revenues	(2,322)	(4,243)	(657)
Total Revenues	460,493	393,485	554,890
Operating Expenses:
Retail cost of revenues	357,096	323,219	344,592
General and administrative expense	61,933	44,279	90,734
Depreciation and amortization	16,703	21,578	30,767
Total Operating Expenses	435,732	389,076	466,093
Operating income	24,761	4,409	88,797
Other (expense)/income:
Interest expense	(7,204)	(4,926)	(5,266)
Interest and other income	129	370	423
Total Other (Expenses)/Income	(7,075)	(4,556)	(4,843)
Income (loss) before income tax expense	17,686	(147)	83,954
Income tax expense	6,483	5,266	17,880
Net income (loss)	$11,203	$(5,413)	$66,074
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$51,793	$80,657	$106,634
Retail Gross Margin (1) (3)(4)	$114,815	$132,534	$196,473
Customer Acquisition Costs	$5,870	$1,415	$1,513
RCE Attrition	3.8%	3.3%	5.0%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(26,014)	$(28,423)	$(40,019)

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
(4) Retail Gross Margin for the year ended December 31, 2022 includes a deduction of $9.6 million non-recurring credit related to winter storm Uri add back in 2021.

Total Revenues. Total revenues for the year ended December 31, 2022 were approximately $460.5 million, an increase of approximately $67.0 million, or 17%, from approximately $393.5 million for the year ended December 31, 2021. This increase was primarily due to an increase in electricity unit revenue per MWh and higher natural gas volumes sold as a result of a larger natural gas customer book in 2022 as compared to 2021. Total revenues for the year ended December 31, 2021 decreased approximately $161.4 million, or 29%, from approximately $554.9 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 as compared to 2020, partially offset by an increase in electricity unit revenue per MWh.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022 vs. 2021	2021 vs. 2020
Change in electricity volumes sold	$(30.5)	$(156.3)
Change in natural gas volumes sold	25.6	(21.1)
Change in electricity unit revenue per MWh	61.4	16.6
Change in electricity unit revenue per MWh - winter storm Uri	(0.9)	0.9
Change in natural gas unit revenue per MMBtu	9.5	2.0
Change in net asset optimization (expense) revenue	1.9	(3.5)
Change in total revenues	$67.0	$(161.4)

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2022 was approximately $357.1 million, an increase of approximately $33.9 million, or 10%, from approximately $323.2 million for the year ended December 31, 2021. This increase was primarily due to an increase in electricity and natural gas supply costs due to a higher commodity price environment in 2022, and a change in the value of our retail derivative portfolio, offset by electricity supply costs related to winter storm Uri in 2021 that did not re-occur in 2022 and a winter storm Uri credit received from ERCOT in 2022. Total retail cost of revenues for the year ended December 31, 2021 decreased approximately $21.4 million, or 6%, from approximately $344.6 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in electricity and natural gas volumes as a result of a smaller customer book in 2021 as compared to 2020, offset by an increase in electricity and natural gas unit cost, as well as an increase in electricity supply costs due to winter storm Uri in the first quarter of 2021.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022 vs. 2021	2021 vs. 2020
Change in electricity volumes sold	$(21.4)	$(107.8)
Change in natural gas volumes sold	13.2	(9.2)
Change in electricity unit cost per MWh	65.6	15.4
Change in electricity unit cost per MWh - winter storm Uri	(74.8)	65.3
Change in natural gas unit cost per MMBtu	26.2	6.8
Change in value of retail derivative portfolio	25.1	8.1
Change in retail cost of revenues	$33.9	$(21.4)

General and Administrative Expense. General and administrative expense for the year ended December 31, 2022 was approximately $61.9 million, an increase of approximately $17.6 million, or 40%, as compared to $44.3 million for the year ended December 31, 2021. This increase was primarily attributable to higher employee costs and higher bad debt expense in 2022 and lower employee costs in 2021 due to employee retention credits related to CARES Act that did not re-occur in 2022. General and administrative expense for the year ended December 31, 2021 decreased approximately $46.4 million, or 51%, as compared to $90.7 million for the year ended December 31, 2020. This decrease was primarily attributable to lower employee costs, lower bad debt expense in 2021 due to improved collection efforts and lower legal costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2022 was approximately $16.7 million, a decrease of approximately $4.9 million, or 23%, from approximately $21.6 million for the year ended December 31, 2021. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles. Depreciation and amortization expense for the year ended December 31, 2021 decreased approximately $9.2 million, or 30%, from approximately $30.8 million for the year ended December 31, 2020. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2022 was approximately $5.9 million, an increase of approximately $4.5 million, or 321%, from approximately $1.4 million for the year ended December 31, 2021, and reflected a return to more historical levels. The low customer acquisition cost in 2021 was primarily due to a limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality. Customer acquisition cost for the year ended December 31, 2021 decreased approximately $0.1 million, or 6% from approximately $1.5 million for the year ended December 31, 2020. This decrease was primarily due to limitation on our door-to-door marketing as a result of COVID-19 during most of 2021.

Operating Segment Results

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$352,750	$322,594	$461,393
Retail Cost of Revenues	275,701	284,794	306,012
Less: Net (Losses) Gains on non-trading derivatives, net of cash settlements	(15,265)	6,194	12,148
Non-recurring event - winter storm Uri	9,565	(64,403)	—
Retail Gross Margin (1) —Electricity	$82,749	$96,009	$143,233
Volumes—Electricity (MWhs) (3)	2,433,906	2,677,681	4,049,543
Retail Gross Margin (2) (4) —Electricity per MWh	$34.00	$35.86	$35.37

Retail Natural Gas Segment
Total Revenues	$110,065	$75,134	$94,154
Retail Cost of Revenues	81,395	38,425	38,580
Less: Net (Losses) Gains on non-trading derivatives, net of cash settlements	(3,396)	184	2,334
Retail Gross Margin (1) —Gas	$32,066	$36,525	$53,240
Volumes—Gas (MMBtus)	11,558,952	8,611,285	11,100,446
Retail Gross Margin (2) —Gas per MMBtu	$2.77	$4.24	$4.80

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
(4) Retail Gross Margin - Electricity per MWh excludes winter storm Uri impact.
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the year ended December 31, 2022 were approximately $352.8 million, an increase of approximately $30.2 million, or 9%, from approximately $322.6 million for the year ended December 31, 2021. This increase was largely due to higher electricity prices, resulting in an increase of $61.4 million. This was partially offset by a decrease in volumes, which resulted in a decrease of $30.5 million, and a decrease of $0.9 million related to electricity revenue due to winter storm Uri in 2021 that did not re-occur in 2022. Total revenues for the Retail Electricity Segment for the year ended December 31, 2021 decreased approximately $138.8 million, or 30%, from approximately $461.4 million for the year ended December 31, 2020. This decrease was largely due to lower volumes sold, resulting in a decrease of $156.3 million as a result of a smaller customer book in 2021. This decrease was partially offset by higher weighted average electricity rates due to our customer mix shifting away from large commercial customers, which resulted in an increase of $16.6 million and an increase of $0.9 million related to electricity revenue due to winter storm Uri.
Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2022 was approximately $275.7 million, a decrease of approximately $9.1 million, or 3%, from approximately $284.8 million for the year ended December 31, 2021. This decrease was primarily due to a decrease in supply costs of $74.8 million related to winter storm Uri in 2021 that did not re-occur in 2022 (which includes a credit of $9.6 million related to winter storm Uri received in 2022 from ERCOT) and electricity volumes sold resulting in a decrease of $21.4 million. This was offset by an increase in electricity costs of $65.6 million due to higher commodity price environment in 2022 and by an increase of $21.5 million due to a change in the value of our retail derivative portfolio used in hedging.

Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2021 decreased approximately $21.2 million, or 7% , from approximately $306.0 million for the year ended December 31, 2020. This decrease was primarily due to a decrease in volumes, resulting in a decrease of $107.8 million. This was offset by increased electricity supply costs, which resulted in an increase in retail cost of revenues of $15.4 million and increased supply cost of $65.3 million related to winter storm Uri. Additionally, there was an increase of $5.9 million due to a change in the value of our retail derivative portfolio used in hedging.
Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2022 was approximately $82.7 million, a decrease of approximately $13.3 million, or 14%, as compared to the year ended December 31, 2021, and 2021 decreased approximately $47.2 million or 33% as compared to December 31, 2020 as indicated in the table below (in millions).

	2022 vs. 2021	2021 vs. 2020
Change in volumes sold	$(3.0)	$(48.5)
Change in gross margin - winter storm Uri	(64.4)	64.4
Change in unit margin per MWh	54.1	(63.1)
Change in retail electricity segment retail gross margin	$(13.3)	$(47.2)
Unit margins were negatively impacted in 2022 compared to prior year primarily as a result of the higher electricity cost due to higher commodity price environment in 2022. Unit margins were flat in 2021 compared to the prior year.
The volumes of electricity sold decreased from 2,686,083 MWh for the year ended December 31, 2021 to 2,433,906 MWh for the year ended December 31, 2022. This decrease was primarily due to a smaller customer book in 2022. The volumes of electricity sold decreased from 4,049,543 MWh for the year ended December 31, 2020 to 2,686,083 MWh for the year ended December 31, 2021. This decrease was primarily due to a smaller C&I customer book in 2021 as compared to 2020.
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2022 were approximately $110.1 million, an increase of approximately $35.0 million, or 47%, from approximately $75.1 million for the year ended December 31, 2021. This increase was primarily attributable to an increase in volumes of $25.6 million, and higher rates, which resulted in an increase in total revenues of $9.5 million. Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2021 decreased by approximately $19.1 million, or 20%, from approximately $94.2 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in volumes of $21.1 million, offset by higher rates, which resulted in an increase in total revenues of $2.0 million.
Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2022 were approximately $81.4 million, an increase of approximately $43.0 million, or 112%, from approximately $38.4 million for the year ended December 31, 2021. The increase was primarily due to higher supply costs of $26.2 million, higher volumes of $13.2 million, and an increase of $3.6 million due to change in the fair value of our retail derivative portfolio used for hedging. Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2021 decreased approximately $0.2 million, or less than 1%, from approximately $38.6 million for the year ended December 31, 2020. The decrease was primarily due to lower volumes of $9.2 million, offset by higher supply costs of $6.8 million, and an increase of $2.2 million due to change in the fair value of our retail derivative portfolio used for hedging.
Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2022 was approximately $32.1 million, a decrease of approximately $4.4 million, or 12% from approximately $36.5 million for the year ended December 31, 2021, and 2021 decreased approximately $16.7 million or 31% from approximately $53.2 million for the year ended December 31, 2020 as indicated in the table below (in millions).

	2022 vs. 2021	2021 vs. 2020
Change in volumes sold	$12.4	$(12.0)
Change in unit margin per MMBtu	(16.8)	(4.7)
Change in retail natural gas segment retail gross margin	$(4.4)	$(16.7)
Unit margins were negatively impacted in 2022 compared to prior year primarily as a result of the higher natural cost supply costs due to higher commodity price environment in 2022. Unit margins were negatively impacted in 2021 compared to prior year as a result of higher commodity prices and lower volumes sold resulting in higher per unit cost.
The volumes of natural gas sold increased from 8,611,285 MMBtu for the year ended December 31, 2021 to 11,558,952 MMBtu for the year ended December 31, 2022. This increase was primarily due to a larger customer book in 2022 compared to 2021. The volumes of natural gas sold decreased from 11,100,446 MMBtu for the year ended December 31, 2020 to 8,611,285 MMBtu for the year ended December 31, 2021. This decrease was primarily due to milder-than-normal weather in 2021 compared to prior year and smaller customer book throughout most of 2021 compared to 2020.
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

Liquidity Position
The following table details our available liquidity as of December 31, 2022:

December 31,
($ in thousands)	2022
Cash and cash equivalents	$33,658
Senior Credit Facility Availability (1)	38,225
Subordinated Debt Facility Availability (2)	5,000
Total Liquidity	$76,883
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of December 31, 2022.
(2) The availability of Subordinated Facility is dependent on our Founder's willingness and ability to lend. See "— Sources of Liquidity and Capital Resources — Amended and Restated Subordinated Debt Facility."

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

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$16,207	$12,702	$91,831
Net cash used in by investing activities	$(6,871)	$(6,510)	$(2,154)
Net cash used in financing activities	$(49,305)	$(2,556)	$(75,661)
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2022 increased by $3.5 million compared to the year ended December 31, 2021. The increase was primarily the result of higher net income in 2022 coupled with other changes in working capital, non-recurring winter storm Uri related costs of $64.4 million for the year ended December 31, 2021, which did not re-occur in 2022, and a $9.6 million credit received in the year ended December 31, 2022 from ERCOT related to winter storm Uri. Cash flows provided by operating activities for the year ended December 31, 2021 decreased by $79.1 million compared to the year ended December 31, 2020. The decrease was primarily the result of the non-recurring winter storm Uri related costs of $64.4 million for the year ended December 31, 2021 coupled with other changes in working capital for the year ended December 31, 2021.
Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $0.4 million for the year ended December 31, 2022. The increase was primarily the result of increases related to customer acquisitions for the year ended December 31, 2022. Cash flows used in investing activities increased by $4.4 million for the year ended December 31, 2021. The increase was primarily the result of increased capital spending and acquisition of customers for the year ended December 31, 2021.
Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $46.7 million for the year ended December 31, 2022. The increase in cash flows used in financing activities was primarily due to an increased net paydown of our Senior Credit Facility of $70.0 million, offset by an increase in sub-debt borrowing of $20.0 million for the year ended December 31, 2022. Cash flows used in financing activities decreased by $73.1 million for the year ended December 31, 2021. The decrease in cash flows used in financing activities was primarily due to an increased net borrowing of $58.0 million under our Senior Credit Facility and a decrease in distributions to noncontrolling unitholders of $12.0 million for the year ended December 31, 2021.
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

As of December 31, 2022, we had total commitments of $195.0 million under our Senior Credit Facility, of which $134.4 million was outstanding, including $34.4 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of December 31, 2022, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of December 31, 2022, we had availability to borrow up to $38.2 million under the Senior Credit Facility.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of December 31, 2022, there was $20 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $5.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the extension of the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility, matures in June 2025, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at December 31, 2022 was $100.0 million. The current variable interest rate on the facility at December 31, 2022 was 7.83%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the years ended December 31, 2022 and 2021, we spent a total of $5.9 million and $1.4 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the year ended December 31, 2022 included approximately $2.2 million related to information systems improvements.

Dividends and Distributions

For the year ended December 31, 2022, we paid dividends to holders of our Class A common stock of $3.625 per share or $11.5 million in the aggregate. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the year ended December 31, 2022, Spark HoldCo made distributions of $14.5 million to our non-controlling interest holders related to the dividend payments to our Class A shareholders.

During the year ended December 31, 2022, we paid $7.6 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2022, we had accrued $2.4 million related to dividends to holders of our Series A Preferred Stock, which we paid on January 17, 2023. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. For the year ended December 31, 2022, we declared dividends of $8.0 million in the aggregate on our Series A Preferred Stock.

On January 18, 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.90625 per share to holders of our Class A common stock and $0.71298 per share for the Series A Preferred Stock. Dividends on Class A common stock will be paid on March 15, 2023 to holders of record on March 1, 2023 and Series A Preferred Stock dividends will be paid on April 17, 2023 to holders of record on April 1, 2023.

Our future dividend policy is within the discretion of our Board of Directors, and will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility. Increases in interest rates impact the amount of dividends on the Series A Preferred Stock. The Board of Directors may be required to reduce or eliminate quarterly cash distributions, including the quarterly dividends to the holders of the Class A common stock and/or Series A Preferred Stock. Even if we are permitted to pay such dividends on the Class A common stock and Series A Preferred Stock, our Board of Directors may elect to reduce or eliminate the dividends on the Class A common stock and Series A Preferred Stock to maintain cash balances for operations or for other reasons. Similarly, even if our business generates cash in excess of our current annual dividend, we may reinvest such excess cash flows in our business and not increase the dividends payable to holders of our Class A common stock. As of April 15, 2022, we have the option to redeem our Series A Preferred Stock.

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2022 (in millions):

	Total	2023	2024	2025	2026	2027	> 5 years
Purchase obligations:
Pipeline transportation agreements	$8.2	$5.6	$0.6	$0.6	$0.6	$0.6	$0.2
Other purchase obligations (1)	8.5	3.7	2.9	1.0	0.9	—	—
Total purchase obligations	$16.7	$9.3	$3.5	$1.6	$1.5	$0.6	$0.2
Senior Credit Facility	$100.0	$—	$—	$100.0	$—	$—	$—
Debt	$100.0	$—	$—	$100.0	$—	$—	$—

(1)     The amounts presented here include contracts for billing services and other software agreements to support our operations.

As of December 31, 2022, we had no material "off-balance sheet arrangements."

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

Goodwill

As noted above, Goodwill represents the excess of cost over fair value of the assets of businesses. The goodwill on our consolidated balance sheet as of December 31, 2022 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that is engaged in business activities from which it may earn revenues and incur expenses, has operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and has discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our annual assessment, absent a triggering event is as of October 31 of each year. On October 31, 2022, we performed a quantitative assessment of goodwill in accordance with guidance from ASC 350, in which we compared our estimate of the fair value of our reporting units with their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value. All of these assessments and calculations, including the determination of whether a triggering event has occurred to undertake an assessment of goodwill involve a high degree of judgment.

We completed our annual assessment of goodwill impairment at October 31, 2022, and the test indicated no impairment.

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
Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(18.7) million and $6.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” of this Annual Report.
We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2022, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 397,632 MMBtu. An increase of 10% in the market prices (NYMEX) from their December 31, 2022 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their December 31, 2022 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million. As of December 31, 2022, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 197,319 MWhs. An increase of 10% in the forward market prices from their December 31, 2022 levels would have increased the fair market value of our net non-trading energy portfolio by $1.2 million. Likewise, a decrease of 10% in the forward market prices from their December 31, 2022 levels would have decreased the fair market value of our non-trading energy derivatives by $1.2 million.
Credit Risk
In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 59%, 59% and 64% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies as of December 31, 2022, 2021 and 2020, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.9%, 0.9% and 1.2%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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
In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2022, 2021 and 2020 was approximately 3.0%, 0.2% and 1.6% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2022.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2022 and 2021, approximately $1.9 million and $6.6 million of our total exposure of $2.8 million and $7.2 million, respectively, was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2022 and 2021.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.
At December 31, 2022, we were co-borrowers under the Senior Credit Facility, under which $100.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2022, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.
On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. During the year ended December 31, 2022, we paid $7.6 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2022, based on the Series A Preferred Stock outstanding on December 31, 2022, a 1.0% increase in interest rates would have resulted in additional dividends of $0.9 million for the year.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 because of a material weakness in the design and operation of the controls over our calculation of deferred tax assets and liabilities and income tax expense. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan for the Material Weakness

We are committed to remediating the control deficiency that gave rise to the material weakness described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiency that gave rise to the material weakness.

With oversight from the Audit Committee of the Board of Directors, we intend to take the necessary steps to remediate the material weakness by enhancing our internal controls to ensure proper review by and communication between our internal and external tax advisors and internal accounting personnel. Our efforts will consist primarily of strengthening our tax organization through continuing education and refining controls related to components of our tax process to enhance our management review controls over taxes. As part of the key remediation actions, we will:

•Review our tax accounting processes and controls and enhance the overall design and procedures performed to ensure changes in the Company’s interest in HoldCo are appropriately identified and recorded;

•Re-design our management review controls and enhance the precision of review of attributes of the Company's deferred tax assets and liabilities, income tax expense; and

•Evaluate the sufficiency of our tax resources and personnel to determine whether additional resources, including tax advisors, are needed.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Grant Thornton LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which expresses an adverse opinion and is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Via Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Via Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 29, 2023 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Instruments

As described in Note 6 of the consolidated financial statements, the Company has recognized $3.3 million in gross derivative assets and $47.3 million in gross derivative liabilities. We identified the completeness and accuracy of derivatives as a critical audit matter.

The principal consideration for our determination that the completeness and accuracy of derivatives is a critical audit matter is due to the significant volume of activity associated with the Company’s risk management activities and derivative portfolio.

Our audit procedures related to testing the completeness and accuracy of derivative instruments included the following, among others.

•We tested the design and operating effectiveness of controls over the Company’s process for capturing and accounting for derivative instruments.
•We independently confirmed a sample of derivative contracts directly with counterparties.
•We performed reconciliations between the broker’s statements and the Company’s derivative portfolio records.
•We tested a sample of derivative contracts to verify underlying data agreed to the Company’s records.

•We tested information subsequent to the balance sheet date to evaluate completeness of derivatives recorded. For example, we evaluated cash disbursement and receipt activity to evaluate completeness of the Company’s derivative portfolio records.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2022.
Houston, Texas

March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Via Renewables, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Via Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal controls related to the design and operation of controls over the Company’s calculation of deferred tax assets and liabilities and income tax expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 29, 2023 which expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Other information
We do not express an opinion or any other form of assurance on the Company’s Remediation Plan for the Material Weakness that is included in Management’s Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 29, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Via Renewables, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Via Renewables, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as Via Renewables, Inc.’s auditor from 2018 to 2022.
Houston, Texas

March 3, 2022, except for the effects of the correction of prior year financial information and the reverse stock split as discussed in Notes 2 and 4, respectively, as to which the date is March 29, 2023.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,658	$68,899
Restricted cash	1,693	6,421
Accounts receivable, net of allowance for doubtful accounts of $4,335 and $2,368 as of December 31, 2022 and 2021, respectively	81,466	66,676
Accounts receivable—affiliates	6,455	3,819
Inventory	4,405	1,982
Fair value of derivative assets	1,632	3,930
Customer acquisition costs, net	3,530	946
Customer relationships, net	2,520	8,523
Deposits	10,568	6,664
Renewable energy credit asset	24,251	14,691
Other current assets	8,749	14,129
Total current assets	178,927	196,680
Property and equipment, net	4,691	4,261
Fair value of derivative assets	666	340
Customer acquisition costs, net	1,683	453
Customer relationships, net	481	5,660
Deferred tax assets	20,437	22,398
Goodwill	120,343	120,343
Other assets	3,722	3,624
Total Assets	$330,950	$353,759
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$53,296	$43,285
Accounts payable—affiliates	265	491
Accrued liabilities	8,431	19,588
Renewable energy credit liability	13,722	13,548
Fair value of derivative liabilities	16,132	4,158
Other current liabilities	322	1,707
Total current liabilities	92,168	82,777
Long-term liabilities:
Fair value of derivative liabilities	2,715	36
Long-term portion of Senior Credit Facility	100,000	135,000
Subordinated debt—affiliate	20,000	—
Other long-term liabilities	18	109
Total liabilities	214,901	217,922
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at December 31, 2022 and December 31, 2021	87,713	87,288
Stockholders' equity:
Common Stock :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,200,472 shares issued and 3,171,553 shares outstanding at December 31, 2022 and 3,158,204 shares issued and 3,129,285 shares outstanding at December 31, 2021	32	32

Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 issued and outstanding at December 31, 2022 and December 31, 2021	40	40
Additional paid-in capital	42,871	53,918
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	2,073	173
Treasury stock, at cost, 28,918 at December 31, 2022 and December 31, 2021	(2,406)	(2,406)
Total stockholders' equity	42,570	51,717
Non-controlling interest in Spark HoldCo, LLC	(14,234)	(3,168)
Total equity	28,336	48,549
Total Liabilities, Series A Preferred Stock and stockholders' equity	$330,950	$353,759

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Retail revenues	$462,815	$397,728	$555,547
Net asset optimization (expense) revenues	(2,322)	(4,243)	(657)
Total revenues	460,493	393,485	554,890
Operating expenses:
Retail cost of revenues	357,096	323,219	344,592
General and administrative	61,933	44,279	90,734
Depreciation and amortization	16,703	21,578	30,767
Total operating expenses	435,732	389,076	466,093
Operating income	24,761	4,409	88,797
Other (expense)/income:
Interest expense	(7,204)	(4,926)	(5,266)
Interest and other income	129	370	423
Total other (expense)/income	(7,075)	(4,556)	(4,843)
Income (loss) before income tax expense	17,686	(147)	83,954
Income tax expense	6,483	5,266	17,880
Net income (loss)	$11,203	$(5,413)	$66,074
Less: Net income (loss) attributable to non-controlling interest	3,625	(9,146)	38,761
Net income attributable to Via Renewables, Inc. stockholders	$7,578	$3,733	$27,313
Less: Dividend on Series A preferred stock	8,054	7,804	7,441
Net (loss) income attributable to stockholders of Class A common stock	$(476)	$(4,071)	$19,872
Other comprehensive income (loss), net of tax:
Comprehensive income (loss)	$11,203	$(5,413)	$66,074
Less: Comprehensive income (loss) attributable to non-controlling interest	3,625	(9,146)	38,761
Comprehensive income attributable to Via Renewables, Inc. stockholders	$7,578	$3,733	$27,313

Net (loss) income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$(0.15)	$(1.35)	$6.83
Diluted	$(0.15)	$(1.35)	$6.75

Weighted average shares of Class A common stock outstanding
Basic	3,156	3,026	2,911
Diluted	3,156	3,026	2,943

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2019:	2,896	4,160	(20)	$29	$42	$(2,011)	$(40)	$52,125	$1,074	$51,219	$16,067	$67,286
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—	(633)	(633)	—	(633)
Balance at January 1, 2020	2,896	4,160	(20)	29	42	(2,011)	(40)	52,125	441	50,586	16,067	66,653
Stock based compensation	—	—	—	—	—	—	—	2,357	—	2,357	—	2,357
Restricted stock unit vesting	59	—	—	1	—	—	—	(913)	—	(912)	—	(912)
Consolidated net income	—	—	—	—	—	—	—	—	27,313	27,313	38,761	66,074
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(29,450)	(29,450)
Dividends paid to Class A common stockholders ($3.625 per share)	—	—	—	—	—	—	—	—	(10,569)	(10,569)	—	(10,569)
Dividends Paid to Preferred Shareholders	—	—	—	—	—	—	—	—	(7,441)	(7,441)	—	(7,441)
Treasury Shares	—	—	(9)	—	—	(395)	—	—	—	(395)	—	(395)
Changes in ownership interest	—	—	—	—	—	—	—	1,938	—	1,938	(1,938)	—
Balance at 12/31/2020:	2,955	4,160	(29)	$30	$42	$(2,406)	$(40)	$55,507	$9,744	$62,877	$23,440	$86,317
Stock based compensation	—	—	—	—	—	—	—	3,151		3,151	—	3,151
Restricted stock unit vesting	44	—	—	—	—	—	—	(1,083)	—	(1,083)	—	(1,083)
Consolidated net income (loss)	—	—	—	—	—	—	—	—	3,733	3,733	(9,146)	(5,413)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(17,436)	(17,436)
Dividends paid to Class A common stockholders ($3.625 per share)	—	—	—	—	—	—	—	(5,487)	(5,500)	(10,987)	—	(10,987)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(7,804)	(7,804)	—	(7,804)
Remeasurement of deferred tax assets	—	—	—	—	—	—	—	1,804	—	1,804		1,804
Exchange of shares of Class B common stock to shares of Class A common stock	160	(160)	—	2	(2)	—	—	320	—	320	(320)	—
Changes in ownership interest	—	—	—	—	—	—	—	(294)	—	(294)	294	—
Balance at December 31, 2021	3,159	4,000	(29)	$32	$40	$(2,406)	$(40)	$53,918	$173	$51,717	$(3,168)	$48,549

Stock based compensation	—	—	—		—	—	—	3,121	—	3,121	—	3,121
Restricted stock unit vesting	42		—	—	—	—	—	(469)	—	(469)	—	(469)
Consolidated net income	—	—	—	—	—	—	—	—	7,578	7,578	3,625	11,203
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(14,553)	(14,553)
Dividends paid to Class A common stockholders ($3.625 per share)	—	—	—	—	—	—	—	(11,461)	—	(11,461)	—	(11,461)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,376)	(5,678)	(8,054)	—	(8,054)
Changes in ownership interest	—	—	—	—	—	—	—	138	—	138	(138)	—
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,203	$(5,413)	$66,074
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	16,703	21,578	30,767
Deferred income taxes	1,962	5,507	3,764
Stock based compensation	3,252	3,448	2,503
Amortization of deferred financing costs	1,125	997	1,210
Bad debt expense	6,865	445	4,692
(Loss) gain on derivatives, net	(17,821)	(21,200)	23,386
Current period cash settlements on derivatives, net	35,643	15,692	(37,414)
Other	26	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(21,620)	3,229	37,960
(Increase) decrease in accounts receivable—affiliates	(2,636)	1,234	(3,020)
(Increase) decrease in inventory	(2,423)	(486)	1,458
Increase in customer acquisition costs	(5,870)	(1,415)	(1,513)
(Increase) decrease in prepaid and other current assets	(10,475)	654	(2,120)
Decrease in intangible assets—customer acquisition	—	27	—
(Increase) decrease in other assets	(502)	(190)	288
Increase (decrease) in accounts payable and accrued liabilities	2,707	(10,213)	(37,012)
Decrease in accounts payable—affiliates	(226)	(335)	(184)
(Decrease) increase in other current liabilities	(1,597)	(705)	1,180
Decrease in other non-current liabilities	(109)	(152)	(188)
Net cash provided by operating activities	16,207	12,702	91,831
Cash flows from investing activities:
Purchases of property and equipment	(2,153)	(2,713)	(2,154)
Acquisition of Customers	(4,718)	(3,797)	—
Net cash used in investing activities	(6,871)	(6,510)	(2,154)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	—	—	(2,282)
Borrowings on notes payable	289,000	774,000	612,000
Payments on notes payable	(324,000)	(739,000)	(635,000)
Net borrowings on subordinated debt facility	20,000	—	—
Payment for acquired customers	—	—	(972)
Restricted stock vesting	(663)	(1,329)	(1,107)
Payment of dividends to Class A common stockholders	(11,461)	(10,987)	(10,569)
Payment of distributions to non-controlling unitholders	(14,553)	(17,436)	(29,450)
Payment of Preferred Stock dividends	(7,628)	(7,804)	(7,886)
Purchase of Treasury Stock	—	—	(395)
Net cash used in financing activities	(49,305)	(2,556)	(75,661)
(Decrease) increase in Cash and cash equivalents and Restricted Cash	(39,969)	3,636	14,016
Cash and cash equivalents and Restricted cash—beginning of period	75,320	71,684	57,668
Cash and cash equivalents and Restricted cash—end of period	$35,351	$75,320	$71,684
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(4)	$(38)	$46
Cash paid (received) during the period for:
Interest	$5,561	$3,754	$3,859
Taxes	$865	$(1,788)	$23,890
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
Corrections to Prior Year Financial Information
The consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows reflect immaterial adjustments to the historical balances of deferred tax assets, accrued liabilities, additional paid in capital, retained earnings, non-controlling interest in Spark HoldCo, income tax expense, net (loss) income attributable to Via Renewables, Inc. stockholders, net (loss) income attributable to stockholders of Class A common stock, comprehensive income (loss) and earnings per share as of and for the years ended December 31, 2021 and 2020.
We made these adjustments to correct error in the measurement of the amount of deferred tax assets attributable to Via based on its ownership percentage in Spark HoldCo.
The Company evaluated the materiality of the errors from both a quantitative and qualitative perspective and concluded that the errors were immaterial to the Company's prior period annual consolidated financial statements, but that recording adjustments to correct the errors in the current period would materially misstate the financial statements as of and for the year ended December 31, 2022. Since the revision was not material to any prior period annual consolidated financial statements, no amendments to the previously filed annual reports was required. Consequently, the Company revised the historical consolidated financial information presented herein. Below are amounts as reported and as adjusted for each of the years (in thousands).

	December 31, 2020			December 31, 2021
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Deferred Tax Assets	$27,960	$(1,859)	$26,101	$23,915	$(1,517)	$22,398
Total Assets	366,667	(1,859)	364,808	355,276	(1,517)	353,759
Accrued liabilities	34,164	285	34,449	19,303	285	19,588

Additional Paid in Capital	55,507	—	55,507	54,950	(1,032)	53,918
Retained Earnings	11,721	(1,977)	9,744	776	(603)	173
Total stockholders' equity	64,854	(1,977)	62,877	53,352	(1,635)	51,717
Non controlling interest in Spark HoldCo	23,607	(167)	23,440	(3,001)	(167)	(3,168)
Total Equity	88,461	(2,144)	86,317	50,351	(1,802)	48,549
Total Liabilities, Series A Preferred Stock and stockholders' equity	366,667	(1,859)	364,808	355,276	(1,517)	353,759

Income tax expense	15,736	2,144	17,880	3,804	1,462	5,266
Net income (loss)	68,218	(2,144)	66,074	(3,951)	(1,462)	(5,413)
Net income (loss) attributable to non controlling interest	38,928	(167)	38,761	(9,146)	—	(9,146)
Net Income Available to Via Renewables, Inc. stockholders	29,290	(1,977)	27,313	5,195	(1,462)	3,733
Net (loss) income attributable to stockholders of Class A common stock	21,849	(1,977)	19,872	(2,609)	(1,462)	(4,071)
Comprehensive income (loss)	68,218	(2,144)	66,074	(3,951)	(1,462)	(5,413)
Comprehensive income (loss) attributable to non controlling interests	38,928	(167)	38,761	(9,146)	—	(9,146)
Comprehensive Income attributable to Via Renewables, Inc. stockholders	29,290	(1,977)	27,313	5,195	(1,462)	3,733

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	7.50	(0.67)	6.83	(0.85)	(0.50)	(1.35)
Diluted	7.40	(0.65)	6.75	(0.85)	(0.50)	(1.35)

Cash flows from operating activities:
Net income (loss)	68,218	(2,144)	66,074	(3,951)	(1,462)	(5,413)
Deferred income taxes	1,905	1,859	3,764	4,045	1,462	5,507
Accounts payable and accrued liabilities	(37,297)	285	(37,012)	(10,213)	—	(10,213)
Net cash provided by operating activities	91,831	—	91,831	12,702	—	12,702

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

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

W. Keith Maxwell, III is the Chief Executive Officer and the owner of a majority of the voting power of our common stock through his ownership of NuDevco Retail, LLC ("NuDevco Retail") and Retailco, LLC ("Retailco"). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings LLC ("NuDevco Retail Holdings"), which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

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

Restricted Cash

As part of the customer acquisitions in May 2021, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers and other conditions of the asset purchase agreement are met, we make payments to the sellers from the escrow account. As of December 31, 2022, the balance in the escrow account was $1.7 million, and these funds are expected to be released to the sellers as remaining conditions of the purchase agreement are met, and any unallocated balance will be returned to the Company once the acquisition is complete. See Note 16 "Customer Acquisitions" for further discussion.

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

As of December 31, 2022 and 2021, the net customer acquisition costs were $5.2 million and $1.4 million, respectively, of which $3.5 million and $0.9 million were recorded in current assets, and $1.7 million and $0.5 million were recorded in non-current assets. Amortization of customer acquisition costs was $2.1 million, $6.1 million, and $13.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Customer acquisition costs do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of such costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience.

Customer Relationships

Customer contracts recorded as part of mergers or acquisitions are reflected as customer relationships in our balance sheet. The Company had capitalized customer relationship of $2.5 million and $8.5 million, net of amortization, as current assets as of December 31, 2022 and 2021, respectively, and $0.5 million and $5.7 million, net of amortization, as non-current assets as of December 31, 2022 and 2021, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which ranges from two to five years.

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
During the twelve months ended December 31, 2022, the Company changed the estimated average life for Customer Relationships — Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the twelve months ended December 31, 2022. Customer relationship amortization expense was $12.3 million, $12.7 million, and $13.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of customer relationships were recorded for the years ended December 31, 2022, 2021 and 2020.

Trademarks

We record trademarks as part of our acquisitions which represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. These intangibles are amortized over the estimated five-year to ten-year life of the trademark on a straight-line basis. The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. As of December 31, 2022 and 2021, we had recorded $2.8 million and $3.5 million related to these trademarks in other assets. Amortization expense was $0.7 million, $1.1 million, and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of trademarks were recorded for the years ended December 31, 2022, 2021 and 2020.

Operating Leases

The Company's leases consist of operating leases related to our offices with lease terms that expired in 2022. The initial term for our property leases is typically three to five years, with renewal options. Rent is recognized on a straight-line basis over the lease term.

For our operating leases, we recorded rent expense of less than $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. We recorded sub-lease income of less than $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, we had recorded a right-of-use asset of zero and less than $0.1 million, respectively, in other current assets and other assets. As of December 31, 2022 and 2021 we had recorded a lease liability of zero and $0.1 million, respectively, in other current liabilities and other long-term liabilities.

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

The Company capitalizes costs associated with certain of its internal-use software projects. Costs capitalized are those incurred during the application development stage of projects such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the project are expensed in the period incurred, including costs associated with formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are also capitalized. Capitalized interest costs for the years ended December 31, 2022, 2021 and 2020 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2022 is associated with both our Retail Natural Gas and Retail Electricity segments. We determine our segments, which are also considered our reporting unit, by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is not amortized, but rather is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31. We compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit's carrying value exceeds its fair value. In accordance with our accounting policy, we completed our annual assessment of goodwill impairment as of October 31, 2022 during the fourth quarter of 2022, using a quantitative assessment approach, and the test indicated no impairment.

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

Our asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation transactions, meet the definition of trading activities and are recorded on a net basis in the consolidated statements of operations in net asset optimization revenues. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $86.7 million, $57.0 million and $24.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and recorded asset optimization costs of revenues of $89.0 million, $61.2 million and $25.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are presented on a net basis in asset optimization revenues in the Consolidated Statements of Operations.

Natural Gas Imbalances

The consolidated balance sheets include natural gas imbalance receivables and payables, which primarily result when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at their estimated net realizable value. The Company recorded an imbalance receivable of $0.5 million and $0.3 million in other current assets on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. The Company recorded an imbalance payable of zero and zero in other current liabilities on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

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

New Accounting Standards Recently Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform ("ASU 2021-01"), which clarifies the scope and application of certain optional expedients and exceptions regarding the original guidance. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of the reference rate reform guidance to December 31, 2024. The amendments in these ASUs were effective upon issuance. The Company's Senior Credit Facility is the only agreement that makes reference to a LIBOR rate and the agreement outlines the specific procedures that will be undertaken once an appropriate alternative benchmark is identified. We adopted ASU 2020-04 effective January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements.

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

Reportable Segments
	Years ended December 31, 2022			Years ended December 31, 2021			Years ended December 31, 2020
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$111,332	$10,284	$121,616	$100,819	$9,402	$110,221	$166,982	$14,846	$181,828
Mid-Atlantic	114,994	49,626	164,620	107,307	28,070	135,377	166,157	32,769	198,926
Midwest	39,658	22,436	62,094	41,974	20,602	62,576	57,314	26,368	83,682
Southwest	86,766	27,719	114,485	72,494	17,060	89,554	70,940	20,171	91,111
	$352,750	$110,065	$462,815	$322,594	$75,134	$397,728	$461,393	$94,154	$555,547

Customer type
Commercial	$42,439	$53,504	$95,943	$49,159	$25,610	$74,769	$128,874	$31,205	$160,079
Residential	309,503	51,465	360,968	280,065	49,483	329,548	341,382	66,305	407,687
Unbilled revenue (b)	808	5,096	5,904	(6,630)	41	(6,589)	(8,863)	(3,356)	(12,219)
	$352,750	$110,065	$462,815	$322,594	$75,134	$397,728	$461,393	$94,154	$555,547

Customer credit risk
POR	$212,374	$62,962	$275,336	$195,120	$40,541	$235,661	$308,010	$47,470	$355,480
Non-POR	140,376	47,103	187,479	127,474	34,593	162,067	153,383	46,684	200,067
	$352,750	$110,065	$462,815	$322,594	$75,134	$397,728	$461,393	$94,154	$555,547

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

(c) Retail Electricity includes services.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the year ended December 31, 2022, 2021 and 2020 our retail revenues included gross receipts taxes of $1.3 million, $1.1 million and $1.3 million respectively. During the year ended December 31, 2022, 2021 and 2020, our retail cost of revenues included gross receipts taxes of $5.2 million, $4.4 million and $5.9 million, respectively.

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

We assess the adequacy of the allowance for doubtful accounts through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $6.9 million, $0.4 million and $4.7 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

A rollforward of our allowance for credit losses for the year ended December 31, 2022 is presented in the table below (in thousands):

Balance at December 31, 2021	$(2,368)
Bad debt provision	(6,865)
Write-offs	5,130
Recovery of previous write offs	(232)
Balance at December 31, 2022	$(4,335)

4. Equity
Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2022 and December 31, 2021, respectively.

	The Company	Affiliated Owners
December 31, 2022	44.45%	55.55%
December 31, 2021	44.12%	55.88%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net income (loss) allocated to non-controlling interest	$5,585	$(5,607)	$44,277
Income tax expense allocated to non-controlling interest	1,960	3,539	5,516
Net income (loss) attributable to non-controlling interest	$3,625	$(9,146)	$38,761

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Reverse Stock Split

On March 20, 2023, the Company’s shareholders approved at a special meeting a proposal by the Company’s Board of Directors to consummate a reverse stock split of the Company’s Class A common stock at a ratio between 1 for 2 to 1 for 5 and (ii) Class B common stock at a ratio between 1 for 2 to 1 for 5, with such ratios to be determined by the Chief Executive Officer or the Chief Financial Officer, or to determine not to proceed with the reverse stock split, during a period of time not to exceed the one-year anniversary of the special meeting date (the “Reverse Stock Split”).
On March 20, 2023, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the Reverse Stock Split at a ratio of 1 to 5 for each issued and outstanding share of Class A common stock and Class B common stock as of March 21, 2023 at 5:30 PM ET. The Class A common stock began trading on a post-split basis on March 22, 2023.
No fractional shares will be issued as a result of the Reverse Stock Split and it does not impact the par value of the Class A common stock or Class B common stock. Any fractional shares that would otherwise have resulted from the Reverse Stock Split will be rounded up to the next whole number. The number of authorized shares of Common Stock will remain unchanged at 120,000,000 shares of Class A common stock and 60,000,000 shares of Class B common stock.
All shares of Class A common stock and Class B common stock and per share amounts in the accompanying consolidated financial statements and related notes have been retrospectively restated to reflect the effect of the Reverse Stock Split effective March 21, 2023.

Conversion of Class B Common Stock to Class A Common Stock

In July 2021, holders of Class B common stock exchanged 160,000 of their Spark HoldCo units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo unit (and corresponding share of Class B common stock) exchanged.

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the years ended December 31, 2022, 2021, and 2020, we paid dividends on our Class A common stock of $11.5 million, $11.0 million, and $10.6 million. This dividend represented an annual rate of $3.625 per share on each share of Class A common stock.

On January 18, 2023, the Company declared a dividend of $0.90625 per share to holders of record of our Class A common stock on March 1, 2023 and payable on March 15, 2023.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the year ended December 31, 2022, Spark HoldCo made corresponding distributions of $14.5 million to our non-controlling interest holders.

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

For the year ended December 31, 2020, we repurchased 9,030 shares of our Class A common stock at a weighted average price of $43.75 per share, for a total cost of $0.4 million. For the year ended December 31, 2021, we did not repurchase our Class A common stock. The share repurchase program was suspended in March 2021 pursuant to an agreement with lenders under our Senior Credit Facility. The share repurchase program expired on August 18, 2021. Our Senior Credit Facility does not include a provision for borrowings specific to Class A common stock repurchases. See Note 9 "Debt" for further discussion.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there are 3,567,543 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively. See Note 5 "Preferred Stock" for a further discussion of preferred stock.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

For the years ended December 31, 2022, 2021, and 2020, 58,033, 68,481, and 93,962, respectively of restricted stock units vested, with 42,268, 43,828, and 58,576, respectively of shares of common stock distributed to the holders of these units. Differences between shares vested and issued were a result of 15,765, 24,653, and 35,386 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

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

The following table presents the computation of basic and diluted income (loss) per share for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Via Renewables, Inc. stockholders	$7,578	$3,733	$27,313
Less: Dividend on Series A preferred stock	8,054	7,804	7,441
Net (loss) income attributable to stockholders of Class A common stock	$(476)	$(4,071)	$19,872

Basic weighted average Class A common shares outstanding	3,156	3,026	2,911
Basic (loss) earnings per share attributable to stockholders	$(0.15)	$(1.35)	$6.83

Net (loss) income attributable to stockholders of Class A common stock	$(476)	$(4,071)	$19,872
Diluted net (loss) income attributable to stockholders of Class A common stock	$(476)	$(4,071)	$19,872

Basic weighted average Class A common shares outstanding	3,156	3,026	2,911
Effect of dilutive restricted stock units	—	—	32
Diluted weighted average shares outstanding	3,156	3,026	2,943

Diluted (loss) earnings per share attributable to stockholders	$(0.15)	$(1.35)	$6.75

The computation of diluted earnings per share for the year ended December 31, 2022 excludes 4.0 million shares of Class B common stock and 0.2 million restricted stock units because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our consolidated balance sheet as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,267	$68,703
Accounts receivable	81,363	66,676
Other current assets	61,162	56,392
Total current assets	175,792	191,771
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,675	16,758
Total non-current assets	134,018	137,101
Total Assets	$309,810	$328,872

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	$61,367	$62,823
Other current liabilities	63,673	49,328
Total current liabilities	125,040	112,151
Long-term liabilities:
Long-term portion of Senior Credit Facility	100,000	135,000
Subordinated debt—affiliate	20,000	—
Other long-term liabilities	2,733	145
Total long-term liabilities	122,733	135,145
Total Liabilities	$247,773	$247,296

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

During the year ended December 31, 2022, we paid $7.6 million in dividends to holders of the Series A Preferred Stock. As of December 31, 2022, we had accrued $2.4 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on January 17, 2023. During the year ended December 31, 2021, the Company paid $7.8 million in dividends to holders of the Series A Preferred Stock and had accrued $1.9 million as of December 31, 2021.

On January 18, 2023, the Company declared a quarterly cash dividend in the amount of $0.71298 per share of Series A Preferred Stock. This amount represents an annualized dividend of $2.8519 per share. The dividend will be paid on April 17, 2023 to holders of record on April 1, 2023 of the Series A Preferred Stock.

A summary of our preferred equity balance for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)
Balance at December 31, 2020	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	—
Balance at December 31, 2021	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	425
Balance at December 31, 2022	$87,713
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
Derivative assets and liabilities are presented net in our consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2022 and 2021, we offset $2.7 million and $0.5 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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
Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):

Non-trading

Commodity	Notional	December 31, 2022	December 31, 2021
Natural Gas	MMBtu	5,984	3,862
Electricity	MWh	1,380	1,785
Trading

Commodity	Notional	December 31, 2022	December 31, 2021
Natural Gas	MMBtu	957	1,536

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on non-trading derivatives, net	$17,305	$22,130	$(23,439)
Gain (loss) on trading derivatives, net	516	(930)	53
Gain (loss) on derivatives, net	$17,821	$21,200	$(23,386)
Current period settlements on non-trading derivatives (1)(2)	(35,966)	(15,752)	37,921
Current period settlements on trading derivatives	165	60	(192)
Total current period settlements on derivatives (1)(2)	$(35,801)	$(15,692)	$37,729
(1) Excludes settlements of zero, zero, and $0.3 million, respectively, for the years ended December 31, 2022, 2021, and 2020 related to power call options.
(2)    Excludes settlements of $0.2 million related to acquisition, for the year ended December 31, 2022.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	December 31, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$709	$(154)	$555	$—	$555
Trading commodity derivatives	1,267	(190)	1,077	—	1,077
Total Current Derivative Assets	1,976	(344)	1,632	—	1,632
Non-trading commodity derivatives	1,364	(698)	666	—	666
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,364	(698)	666	—	666
Total Derivative Assets	$3,340	$(1,042)	$2,298	$—	$2,298

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(42,586)	$24,969	$(17,617)	$2,715	$(14,902)
Trading commodity derivatives	(1,831)	601	(1,230)	—	(1,230)
Total Current Derivative Liabilities	(44,417)	25,570	(18,847)	2,715	(16,132)
Non-trading commodity derivatives	(2,907)	192	(2,715)	—	(2,715)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,907)	192	(2,715)	—	(2,715)
Total Derivative Liabilities	$(47,324)	$25,762	$(21,562)	$2,715	$(18,847)

	December 31, 2021
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$7,121	$(3,319)	$3,802	$—	$3,802
Trading commodity derivatives	143	(15)	128	—	128
Total Current Derivative Assets	7,264	(3,334)	3,930	—	3,930
Non-trading commodity derivatives	411	(71)	340	—	340
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	411	(71)	340	—	340
Total Derivative Assets	$7,675	$(3,405)	$4,270	$—	$4,270

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(18,195)	$14,504	$(3,691)	$491	$(3,200)
Trading commodity derivatives	(1,403)	445	(958)	—	(958)
Total Current Derivative Liabilities	(19,598)	14,949	(4,649)	491	(4,158)
Non-trading commodity derivatives	(236)	200	(36)	—	(36)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(236)	200	(36)	—	(36)
Total Derivative Liabilities	$(19,834)	$15,149	$(4,685)	$491	$(4,194)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2022	December 31, 2021
Information technology	2 – 5	$7,680	$6,534
Furniture and fixtures	2 – 5	20	957
Total		7,700	7,491
Accumulated depreciation		(3,009)	(3,230)
Property and equipment—net		$4,691	$4,261

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of December 31, 2022 and 2021, information technology includes $0.9 million and $0.2 million, respectively, of costs associated with assets not yet placed into service.
Depreciation expense recorded in the consolidated statements of operations was $1.7 million, $1.8 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	December 31, 2022	December 31, 2021
Goodwill	$120,343	$120,343
Customer Relationships— Acquired
Cost	$5,026	$46,552
Accumulated amortization	(4,825)	(41,120)
Customer Relationships—Acquired	$201	$5,432
Customer Relationships—Other
Cost	$7,886	$15,955
Accumulated amortization	(5,086)	(7,204)
Customer Relationships—Other, net	$2,800	$8,751
Trademarks
Cost	$4,041	$7,040
Accumulated amortization	(1,213)	(3,508)
Trademarks, net	$2,828	$3,532
Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2019	$120,343	$23,852	$7,522	$5,708
Amortization	—	(9,339)	(4,267)	(1,110)
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
Additions	—	—	9,100	—
Adjustments	—	—	(27)	—
Amortization	—	(9,081)	(3,577)	(1,066)
Balance at December 31, 2021	$120,343	$5,432	$8,751	$3,532
Additions	—	—	1,091	—
Adjustments	—	1	—	(10)
Amortization	—	(5,232)	(7,042)	(694)
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
During the twelve months ended December 31, 2022, the Company changed the estimated average life for Customer Relationships — Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the twelve months ended December 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at December 31, 2022 is as follows (in thousands):

Year Ending December 31,
2023	$2,921
2024	746
2025	543
2026	404
2027	404
> 5 years	811
Total	$5,829

9. Debt
Debt consists of the following amounts as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Long-term debt:
Senior Credit Facility (1) (2)	$100,000	$135,000
Subordinated Debt	20,000	—
Total long-term debt	120,000	135,000
Total debt	$120,000	$135,000
(1) As of December 31, 2022 and 2021, the weighted average interest rate on the Senior Credit Facility was 7.83% and 3.24%, respectively.
(2) As of December 31, 2022 and 2021, we had $34.4 million and $27.7 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $2.1 million and $1.8 million as of December 31, 2022 and 2021, respectively. Of these amounts, $0.8 million and $1.0 million are recorded in other current assets, and $1.3 million and $0.8 million are recorded in other non-current assets in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Senior Credit Facility	$4,333	$2,206	$2,291
Letters of credit fees and commitment fees	1,637	1,417	1,472
Amortization of deferred financing costs	1,125	997	1,210
Other	109	306	293
Interest expense	$7,204	$4,926	$5,266
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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of December 31, 2022 was 1.28 to 1.00.
•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the SEC, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of December 31, 2022 was 2.00 to 1.00.
•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of December 31, 2022 was 1.93 to 1.00.

As of December 31, 2022, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company has experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the expected impact of continued gross profit compression due to elevated commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Class A common stock and Series A Preferred Stock.

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

As of December 31, 2022 and 2021, there were $20.0 million and zero outstanding borrowings under the Subordinated Debt Facility.

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

	Level 1	Level 2	Level 3	Total
December 31, 2022
Non-trading commodity derivative assets	$72	$1,149	$—	$1,221
Trading commodity derivative assets	—	1,077	—	1,077
Total commodity derivative assets	$72	$2,226	$—	$2,298
Non-trading commodity derivative liabilities	$—	$(17,617)	$—	$(17,617)
Trading commodity derivative liabilities	—	(1,230)	—	(1,230)
Total commodity derivative liabilities	$—	$(18,847)	$—	$(18,847)

	Level 1	Level 2	Level 3	Total
December 31, 2021
Non-trading commodity derivative assets	$104	$4,038	$—	$4,142
Trading commodity derivative assets	—	128	—	128
Total commodity derivative assets	$104	$4,166	$—	$4,270
Non-trading commodity derivative liabilities	$—	$(3,236)	$—	$(3,236)
Trading commodity derivative liabilities	—	(958)	—	(958)
Total commodity derivative liabilities	$—	$(4,194)	$—	$(4,194)
We had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2022, 2021 and 2020.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of December 31, 2022 and 2021, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.1 million and $0.1 million, respectively.
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

Total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $3.2 million, $3.4 million and $2.5 million. Total income tax benefit related to stock-based compensation recognized in net income (loss) was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units is based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $3.1 million, $3.1 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, in general and administrative expense with a corresponding increase to additional paid in capital. The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2022:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	78	$51.77
Granted	85	39.66
Dividend reinvestment issuances	9	39.95
Vested	(53)	42.16
Forfeited	(5)	46.15
Unvested at December 31, 2022	114	$44.88

For the year ended December 31, 2022, 53,314 restricted stock units vested, with 37,550 shares of Class A common stock distributed to the holders of these units and 15,764 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2022, there was $3.4 million of total unrecognized compensation cost related to the Company’s equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $0.1 million, $0.3 million and $0.1 million for years ended December 31, 2022, 2021 and 2020, respectively, in general and administrative expense with a corresponding increase to liabilities. As of December 31, 2022 and 2021 , the Company’s liabilities related to these restricted stock units recorded in current liabilities was $0.2 million and $0.2 million, respectively. The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2022:

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2021	5	$57.15
Granted	13	25.55
Dividend reinvestment issuances	1	25.55
Vested	(5)	41.05
Forfeited	—	—
Unvested at December 31, 2022	14	$25.55

For the year ended December 31, 2022, 4,719 restricted stock units vested, with 4,719 shares of Class A common stock distributed to the holders of these units and zero shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2022, there was $0.2 million of total unrecognized compensation cost related to the Company’s liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

The provision for income taxes for the years ended December 31, 2022, 2021, and 2020 included the following components:

(in thousands)	2022	2021	2020
Current:
Federal	$3,045	$381	$10,932
State	1,476	(622)	3,184
Total Current	4,521	(241)	14,116

Deferred:
Federal	1,505	4,274	3,289
State	457	1,233	475
Total Deferred	1,962	5,507	3,764
Provision for income taxes	$6,483	$5,266	$17,880

The effective income tax rate was 37%, (3,582)%, and 21% for the years ended December 31, 2022, 2021, and 2020, respectively. The following table reconciles the income tax benefit that would result from application of the statutory federal tax rate, 21%, 21%, and 21% for the years ended December 31, 2022, 2021, and 2020 respectively, to the amount included in the consolidated statement of operations:

(in thousands)	2022	2021	2020
Expected provision at federal statutory rate	$3,714	$(31)	$17,630
Increase (decrease) resulting from:
Non-controlling interest	(963)	3,475	(6,464)
Preferred Stock dividends	1,198	1,264	1,304
State income taxes, net of federal income tax effect	1,918	1,745	3,651
Prior year tax adjustments	148	(996)	—
Deferred asset true up	225	(282)	1,421
Penalties	238	(158)	305
Stock conversion	—	1,486	—
Rate differential on loss carryback	—	(1,157)	—
Other	5	(80)	33
Provision for income taxes	$6,483	$5,266	$17,880

Total income tax expense for the years ended December 31, 2022, 2021 and 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest, which gets taxed at the non-controlling interest partner level. In addition, in 2021 the Company recognized an effective tax rate benefit from the carry-back of a net operating loss due to higher statutory rate in the carry-back years.

The components of our deferred tax assets as of December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Deferred Tax Assets:
Investment in Spark HoldCo	$16,931	$19,424
Derivative Liabilities	333	—
Intangibles	2,919	2,822
Other	552	599
Total deferred tax assets	20,735	22,845

Deferred Tax Liabilities:
Derivative Liabilities	—	(245)
Other	(298)	(202)
Total deferred tax liabilities	(298)	(447)
Total deferred tax assets/liabilities	$20,437	$22,398

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

The tax years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2022 and 2021 there was no liability, and for the years ended December 31, 2022, 2021 and 2020, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2022 and 2021.
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

In January 2022, the Company participated in mediation which covered three Spark brand matters: (1) Janet Rolland et al.v. Spark Energy, LLC (D.N.J Apr. 2017); (2) Burger v. Spark Energy Gas, LLC (N.D. Ill. Dec. 2019); and (3) Local 901 v. Spark Energy, LLC (Sup. Ct. Allen County, Indiana Aug. 2019). The Company has settled these matters and has received preliminary approval of the class action settlement from the United States District Court for the District of New Jersey. The class claim period closed on November 12, 2022, and the settlement received final approval on December 6, 2022.

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

New York. Prior to the purchase of Major Energy by the Company, in 2015, Major Energy Services, LLC and Major Energy Electric Services were contacted by the Attorney General for State of New York relating to their marketing practices. In January 2022, New York State Attorney General filed a complaint against Major Energy regarding the historical acts of Major Energy (a pre-acquisition matter). Via Renewables, Inc. was also named in the action due to current ownership. On December 12, 2022 the Company entered into a settlement agreement with the Attorney General that included a one-time settlement payment to the New York Attorney General's Office of $1.5 million.

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

Maine. On February 9, 2023, Maine Commission Advocacy Staff filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME which was noticed in a Notice of Enforcement Investigation issued February 10, 2023. The Company is voluntarily working with the Commission and believes this matter will not have a material impact on the Company.

Indirect Tax Audits
We are undergoing various types of indirect tax audits spanning from years 2019 to 2020 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.
As of December 31, 2022 and December 31, 2021 we had accrued $3.7 million and $14.7 million, respectively, related to litigation and regulatory matters and $0.2 million and $0.7 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.
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
The following tables presents asset and liability balances with affiliates (in thousands):

	December 31, 2022	December 31, 2021
Assets
Accounts Receivable - affiliates	$6,455	$3,819
Total Assets - affiliates	$6,455	$3,819

	December 31, 2022	December 31, 2021
Liabilities
Accounts Payable - affiliates	$265	$491
Subordinated Debt - affiliates (1)	20,000	—
Total Liabilities - affiliates	$20,265	$491
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
The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Revenue NAO - affiliates	$4,122	$1,566	$1,025
Cost of Revenue NAO - affiliates	536	5	241
Net NAO - affiliates	$3,586	$1,561	$784
Cost Allocations
Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $2.7 million, $(0.5) million and $(1.5) million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company would have incurred incremental costs of $1.6 million, $1.3 million, $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, operating on a stand-alone basis.
General and administrative costs of zero, $0.1 million, and $0.2 million were recorded for the year ended December 31, 2022, 2021 and 2020, respectively. The general and administrative costs relate to telemarketing activities performed by an affiliate.
Distributions to and Contributions from Affiliates
During the years ended December 31, 2022, 2021 and 2020, we made distributions to affiliates of our Founder of $14.5 million, $14.8 million and $15.1 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the years ended December 31, 2022, 2021 and 2020, we also made distributions to these affiliates for gross-up distributions of $0.1 million, $2.6 million, and $14.4 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.
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

As of December 31, 2022 and 2021, there were $20.0 million and zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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

For the years ended December 31, 2022, 2021 and 2020, we recorded asset optimization revenues of $86.7 million, $57.0 million and $24.8 million and asset optimization cost of revenues of $89.0 million, $61.2 million and $25.5 million, respectively, which are presented on a net basis in asset optimization revenues.

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

Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Years Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenues	$460,493	$393,485	$554,890
Less:
Retail cost of revenues	357,096	323,219	344,592
Gross Profit	103,397	70,266	210,298
Less:
Net asset optimization expense	(2,322)	(4,243)	(657)
Net, gain (loss) on non-trading derivative instruments	17,305	22,130	(23,439)
Net, cash settlements on non-trading derivative instruments	(35,966)	(15,752)	37,921
Non-recurring event - winter storm Uri	9,565	(64,403)	—
Retail Gross Margin	$114,815	$132,534	$196,473

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$352,750	$110,065	$(2,322)	$—	$460,493
Retail cost of revenues	275,701	81,395	—	—	357,096
Gross Profit	$77,049	$28,670	$(2,322)	$—	$103,397
Less:
Net asset optimization expense	—	—	(2,322)	—	(2,322)
Net, gain on non-trading derivative instruments	11,351	5,954	—	—	17,305
Current period settlements on non-trading derivatives	(26,616)	(9,350)	—	—	(35,966)
Non-recurring event - winter storm Uri	9,565	—	—	—	9,565
Retail gross margin	$82,749	$32,066	$—	$—	$114,815
Total Assets	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$322,594	$75,134	$(4,243)	$—	$393,485
Retail cost of revenues	284,794	38,425	—	—	323,219
Gross Profit	$37,800	$36,709	$(4,243)	$—	$70,266
Less:
Net asset optimization expense	—	—	(4,243)	—	(4,243)
Net, gain on non-trading derivative instruments	19,070	3,060	—	—	22,130
Current period settlements on non-trading derivatives	(12,876)	(2,876)	—	—	(15,752)
Non-recurring event - winter storm Uri	(64,403)	—	—	—	(64,403)
Retail gross margin	$96,009	$36,525	$—	$—	$132,534
Total Assets	$1,527,456	$7,320	$310,039	$(1,491,056)	$353,759
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2020
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$461,393	$94,154	$(657)	$—	$554,890
Retail cost of revenues	306,012	38,580	—	—	344,592
Gross Profit	$155,381	$55,574	$(657)	$—	$210,298
Less:
Net asset optimization expense	—	—	(657)	—	(657)
Net, Losses on non-trading derivative instruments	(23,242)	(197)	—	—	(23,439)
Current period settlements on non-trading derivatives	35,390	2,531	—	—	37,921
Retail gross margin	$143,233	$53,240	$—	$—	$196,473
Total Assets	$2,906,139	$941,569	$317,006	$(3,799,906)	$364,808
Goodwill	$117,813	$2,530	$—	$—	$120,343

Significant Customers
For each of the years ended December 31, 2022, 2021 and 2020, we did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.
Significant Suppliers
For each of the years ended December 31, 2022, 2021 and 2020, we had three, two, and one significant suppliers that individually accounted for more than 10% of our consolidated retail cost of revenues. For each of the years ended December 31, 2022, 2021 and 2020, these suppliers accounted for 61%, 26% and 11% of our consolidated cost of revenue.

16. Customer Acquisitions

Acquisition of Customer Books

In May 2021, we entered into a series of asset purchase agreements and agreed to acquire up to approximately 56,900 RCEs for a cash purchase price of up to a maximum of $11.5 million. These customers began transferring in August 2021, and are located in our existing markets. As of December 31, 2022, a total of $7.5 million was paid for approximately 45,000 RCEs ($9.2 million for acquired customer contracts, net of $1.7 million related holdbacks under the terms of the purchase agreement). In addition, approximately $2.3 million was released back to us for a reduction in RCEs to be acquired.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers and as the contractual requirements under the asset purchase agreement are met, we make payments to the sellers from the escrow account. As of December 31, 2022, the balance in the escrow account was $1.7 million, and these funds are expected to be released to the sellers as remaining conditions of the asset purchase agreement are met, and any unallocated balance will be returned to the Company once the acquisition is complete.

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

17. Subsequent Events

Declaration of Dividends

On January 18, 2023, we declared a quarterly dividend of $0.90625 per share to holders of record of our Class A common stock on March 1, 2023, which was paid on March 15, 2023.

We also declared a quarterly cash dividend in the amount of $0.71298 per share to holders of record of the Series A Preferred Stock on January 18, 2023. The dividend will be paid on April 17, 2023 to holders of record on April 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the material weakness identified and as described in “Item 8 – Management’s Report on Internal Control Over Financial Reporting” in this Annual Report, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Following identification of the material weakness and prior to filing this Annual Report, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for the periods presented in this Annual Report.

Management's Annual Report on Internal Control Over Financial Reporting

See "Management's Report on Internal Control Over Financial Reporting" under Item 8 of this Annual Report, which identifies a material weakness in internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see "Management's Report on Internal Control over Financial Reporting" under Item 8 of this Annual Report for a description of remediation measures we intend to take to address the material weakness identified in our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Annual Meeting”) and is incorporated herein by reference.

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

Equity Compensation Plan Information
The following table shows information about our Class A common stock that may be issued under the Via Renewables, Inc. Amended and Restated Incentive Plan (the “Incentive Plan”) as of December 31, 2022.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2))
Equity compensation plans approved by the security holders	144,692	267,513
Equity compensation plans not approved by the security holders	—	—
Total	144,692	267,513
(1) This column reflects the maximum number of shares of Class A common stock that may be issued under outstanding and unvested restricted stock units ("RSUs") at December 31, 2022. No stock options or warrants have been granted under the Incentive Plan.
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

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement by and between Spark HoldCo, LLC and Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through August 6, 2021	10-Q	3.1	11/4/2021	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc.	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock.	8-A	5	3/14/2017	001-36559
4.1	Description of Capital Stock of Via Renewables, Inc.	10-K	4.1	3/5/2020	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1	Credit Agreement, dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, BOKF, NA (d/b/a/ Bank of Texas), as joint-lead arranger and issuing bank, and the other financial institutions party thereto.	8-K	10.1	7/7/2022	001-36559
10.2
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
10.3
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
		10-Q	10.1	11/3/2017	001-36559
10.4	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto, and Brown Brothers Harrisman & Co., as existing bank.	8-K	10.1	7/20/2018	001-36559
10.5	Amendment No. 3 to the Credit Agreement, dated as of June 13, 2019, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	6/18/2019	001-36559
10.6#	Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	10-Q	10.1	8/5/2020	001-36559
10.7#	Amendment No. 5 to the Credit Agreement, dated as of October 15, 2021, by and among Via Renewables, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	10/21/2021	001-36559

10.8	New Bank Agreement, dated October 30, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto and Gulf Capital Bank, as new bank.	10-Q	10.2	11/4/2020	001-36559
10.9	New Bank Agreement, dated January 19, 2021, by and among Spark Energy, Inc., the Co-Borrowers and Guarantors, the Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and Wells Fargo Bank, NA, as new bank	10-Q	10.2	5/6/2021	001-36559
10.10	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.11	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.12	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559
10.13	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559
10.14	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.15	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.16	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.17	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated July 31, 2020.	10-K	10.46	3/4/2021	001-36559
10.18	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Via Renewables, Inc., dated October 13, 2021.	8-K	10.2	10/20/2021	001-36559
10.19	Amended and Restated Subordinated Promissory Note (Note No. 7), dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	7/7/2022	001-36559
10.20†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738
10.21†	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.	10-Q	10.3	11/10/2016	001-36559
10.22†	Spark Energy, Inc. Second Amended and Restated Long Term Incentive Plan.	8-K	10.1	5/23/2019	001-36559

10.23†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375
10.24†	Form of Restricted Stock Unit Agreement (Second A&R LTIP).	10-Q	10.2	8/5/2020	001-36559
10.25†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-197738
10.26†	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).	10-Q	10.5	8/3/2018	333-196375
10.27†	Form of Notice of Grant of Restricted Stock Unit (Second A&R LTIP).	10-Q	10.3	8/5/2020	001-36559
10.28†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.29†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559
10.30†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559
10.31†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Nick W. Evans, Jr.	8-K	10.1	5/27/2016	001-36559
10.32†	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.33†	Indemnification Agreement, dated as of March 17, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.2	3/19/2020	001-36559
10.34†	Employment Agreement, dated June 14, 2019, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.3	6/18/2019	001-36559
10.35†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.36†	Employment Agreement, effective as of March 23, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	3/25/2020	001-36559
10.37†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas	10-Q	10.5	11/4/2021	001-36559
10.38†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	11/8/2021	001-36559
10.39†	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC	10-K	10.47	3/4/2021	001-36559
10.40†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.	10-Q	10.3	11/4/2021	001-36559
10.41	Transition and Resignation Agreement and Mutual Release of Claims, dated April 2, 2021, between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	4/8/2021	001-36559

10.42 †	Transition and Resignation Agreement and Mutual Release of Claims, dated November 4, 2021, by and between Via Renewables, Inc. and James Jones	10-Q	10.4	11/4/2021	001-36559
16.1	Letter from Ernst & Young LLP, dated March 31, 2022	8-K	16.1	3/31/2022	001-36559
21.1*	List of Subsidiaries of Via Renewables, Inc.
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

March 29, 2023	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2023:

	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Nick Evans Jr.
Nick Evans Jr.
Director

/s/ Kenneth M. Hartwick
Kenneth M. Hartwick
Director

/s/ Amanda Bush
Amanda Bush
Director