Form 10-Q
period 2023-03-31
Via Renewables, Inc.
filed 2023-05-04
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
        Yes ☐    No ☒

There were 3,186,235 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of May 2, 2023.

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of 2021 severe weather event, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, the timing, availability, ability to pay and implied amount of cash dividends and distributions on our Class A common stock and Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
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
•competition; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in our Quarterly Reports on Form 10-Q in "Item 1A — Risk Factors" of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$45,162	$33,658
Restricted cash	—	1,693
Accounts receivable, net of allowance for doubtful accounts of $4,612 at March 31, 2023 and $4,335 at December 31, 2022	65,309	81,466
Accounts receivable—affiliates	5,805	6,455
Inventory	556	4,405
Fair value of derivative assets, net	43	1,632
Customer acquisition costs, net	4,283	3,530
Customer relationships, net	704	2,520
Deposits	9,591	10,568
Renewable energy credit asset	24,877	24,251
Other current assets	8,878	8,749
Total current assets	165,208	178,927
Property and equipment, net	4,686	4,691
Fair value of derivative assets, net	—	666
Customer acquisition costs, net	1,756	1,683
Customer relationships, net	396	481
Deferred tax assets	23,181	20,437
Goodwill	120,343	120,343
Other assets	3,403	3,722
Total assets	$318,973	$330,950
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$28,139	$53,296
Accounts payable—affiliates	322	265
Accrued liabilities	8,808	8,431
Renewable energy credit liability	17,107	13,722
Fair value of derivative liabilities, net	33,120	16,132
Other current liabilities	81	322
Total current liabilities	87,577	92,168
Long-term liabilities:
Fair value of derivative liabilities, net	4,313	2,715
Long-term portion of Senior Credit Facility	111,000	100,000
Subordinated debt—affiliates	15,000	20,000
Other long-term liabilities	—	18
Total liabilities	217,890	214,901
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at March 31, 2023 and December 31, 2022	87,880	87,713
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,215,154 shares issued and 3,186,235 shares outstanding at March 31, 2023 and 3,200,472 shares issued and 3,171,553 shares outstanding at December 31, 2022	32	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	40	40
Additional paid-in capital	38,244	42,871
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	1,886	2,073
Treasury stock, at cost, 28,919 shares at March 31, 2023 and December 31, 2022	(2,406)	(2,406)
Total stockholders' equity	37,756	42,570
Non-controlling interest in Spark HoldCo, LLC	(24,553)	(14,234)
Total equity	13,203	28,336
Total liabilities, Series A Preferred Stock and Stockholders' equity	$318,973	$330,950
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Retail revenues	$135,125	$128,058
Net asset optimization expense	(3,273)	(904)
Total Revenues	131,852	127,154
Operating Expenses:
Retail cost of revenues	117,441	68,707
General and administrative	17,225	14,935
Depreciation and amortization	3,336	5,184
Total Operating Expenses	138,002	88,826
Operating (loss) income	(6,150)	38,328
Other (expense) income:
Interest expense	(2,697)	(1,307)
Interest and other income	80	48
Total other expenses	(2,617)	(1,259)
(Loss) income before income tax expense	(8,767)	37,069
Income tax (benefit) expense	(1,996)	6,044
Net (loss) income	$(6,771)	$31,025
Less: Net (loss) income attributable to non-controlling interests	(6,584)	18,052
Net (loss) income attributable to Via Renewables, Inc. stockholders	$(187)	$12,973
Less: Dividend on Series A Preferred Stock	2,544	1,951
Net (loss) income attributable to stockholders of Class A common stock	$(2,731)	$11,022

Net (loss) income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$(0.86)	$3.52
Diluted	$(1.26)	$3.49

Weighted average shares of Class A common stock outstanding
Basic	3,173	3,131
Diluted	7,173	3,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	3,201	4,000	(29)	32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—		—	—	—	681	—	681	—	681
Consolidated net income	—	—	—	—	—	—	—	—	(187)	(187)	(6,584)	(6,771)
Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	—	(2,544)	—	(2,544)
Changes in ownership interest	—	—	—	—	—	—	—	110	—	110	(110)	—
Balance at March 31, 2023	3,215	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,244	$1,886	$37,756	$(24,553)	$13,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended March 31, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	3,159	4,000	(29)	$32	$40	$(2,406)	$(40)	$53,918	$173	$51,717	$(3,168)	$48,549
Stock based compensation	—	—	—		—	—	—	345	—	345	—	345
Restricted stock unit vesting	2		—	—	—	—	—	(58)	—	(58)	—	(58)
Consolidated net income	—	—	—	—	—	—	—	—	12,973	12,973	18,052	31,025
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,678)	(3,678)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	—	(2,838)	(2,838)	—	(2,838)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Changes in ownership interest	—	—	—	—	—	—	—	259	—	259	(259)	—
Balance at March 31, 2022	3,161	4,000	(29)	$32	$40	$(2,406)	$(40)	$54,464	$8,357	$60,447	$10,947	$71,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(6,771)	$31,025
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	3,336	5,184
Deferred income taxes	(2,744)	3,948
Stock based compensation	685	351
Amortization of deferred financing costs	206	245
Bad debt expense	955	1,024
Loss (gain) on derivatives, net	42,770	(45,063)
Current period cash settlements on derivatives, net	(20,137)	13,136
Other	—	43
Changes in assets and liabilities:
Decrease in accounts receivable	15,202	177
Decrease in accounts receivable—affiliates	650	101
Decrease in inventory	3,849	1,874
Increase in customer acquisition costs	(1,773)	(1,196)
Increase in prepaid and other current assets	(1,777)	(833)
Decrease in other assets	215	252
Decrease in accounts payable and accrued liabilities	(21,404)	(4,320)
Increase (decrease) in accounts payable—affiliates	57	(54)
Decrease in other current liabilities	(240)	(1,203)
Decrease in other non-current liabilities	(19)	(108)
Net cash provided by operating activities	13,060	4,583
Cash flows from investing activities:
Purchases of property and equipment	(374)	(205)
Acquisition of Customers	—	(3,393)
Net cash used in investing activities	(374)	(3,598)
Cash flows from financing activities:
Borrowings on notes payable	63,000	88,000
Payments on notes payable	(52,000)	(117,000)
Net (paydown) borrowings on subordinated debt facility	(5,000)	15,000
Restricted stock vesting	—	(58)
Payment of dividends to Class A common stockholders	(2,874)	(2,838)
Payment of distributions to non-controlling unitholders	(3,625)	(3,678)
Payment of Preferred Stock dividends	(2,376)	(1,951)
Net cash used in financing activities	(2,875)	(22,525)
Increase (decrease) in Cash, cash equivalents and Restricted cash	9,811	(21,540)
Cash, cash equivalents and Restricted cash—beginning of period	35,351	75,320
Cash, cash equivalents and Restricted cash—end of period	$45,162	$53,780
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$6	$447
Cash paid during the period for:
Interest	$2,317	$1,073
Taxes	$137	$205
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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

New Accounting Standards Recently Adopted

There have been no changes to our significant accounting policies as disclosed in our 2022 Form 10-K.

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

	Reportable Segments
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$32,887	$3,913	$36,800	$29,461	$5,161	$34,622
Mid-Atlantic	27,509	19,346	46,855	30,419	19,513	49,932
Midwest	8,139	9,805	17,944	9,939	9,620	19,559
Southwest	14,292	19,234	33,526	18,222	5,723	23,945
	$82,827	$52,298	$135,125	$88,041	$40,017	$128,058

Customer type
Commercial	$10,293	$28,679	$38,972	$11,080	$20,429	$31,509
Residential	77,237	31,275	108,512	79,937	22,145	102,082
Unbilled revenue (c)	(4,703)	(7,656)	(12,359)	(2,976)	(2,557)	(5,533)
	$82,827	$52,298	$135,125	$88,041	$40,017	$128,058

Customer credit risk
POR	$49,143	$25,054	$74,197	$56,176	$25,510	$81,686
Non-POR	33,684	27,244	60,928	31,865	14,507	46,372
	$82,827	$52,298	$135,125	$88,041	$40,017	$128,058

(a) Retail Electricity includes Services
(b) The primary markets include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York, Pennsylvania and Virginia;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

(c) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2023 and 2022, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.3 million and $1.4 million, respectively.

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

A rollforward of our allowance for credit losses for the three months ended March 31, 2023 are presented in the table below (in thousands):

Balance at December 31, 2022	$(4,335)
Current period bad debt provision	(955)
Write-offs	708
Recovery of previous write-offs	(30)
Balance at March 31, 2023	$(4,612)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2023 and December 31, 2022, respectively.

	The Company	Affiliated Owners
March 31, 2023	44.56%	55.44%
December 31, 2022	44.45%	55.55%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (loss) income allocated to non-controlling interest	$(6,334)	$19,347
Income tax expense allocated to non-controlling interest	250	1,295
Net (loss) income attributable to non-controlling interest	$(6,584)	$18,052

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
No fractional shares were issued as a result of the Reverse Stock Split and it did not impact the par value of the Class A common stock or Class B common stock. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock remained unchanged at 120,000,000 shares of Class A common stock and 60,000,000 shares of Class B common stock.
All shares of Class A common stock and Class B common stock and per share amounts in the accompanying consolidated financial statements and related notes have been retrospectively restated to reflect the effect of the Reverse Stock Split effective March 21, 2023.

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three months ended March 31, 2023, we paid $2.9 million in dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.90625 per share on each share of Class A common stock.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three months ended March 31, 2023, Spark HoldCo made corresponding distributions of $3.6 million to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to Via Renewables, Inc. stockholders	$(187)	$12,973
Less: Dividend on Series A Preferred Stock	2,544	1,951
Net (loss) income attributable to stockholders of Class A common stock	$(2,731)	$11,022

Basic weighted average Class A common shares outstanding	3,173	3,131
Basic (loss) income per share attributable to stockholders	$(0.86)	$3.52

Net (loss) income attributable to stockholders of Class A common stock	$(2,731)	$11,022
Effect of conversion of Class B common stock to shares of Class A common stock	(6,327)	—
Diluted net (loss) income attributable to stockholders of Class A common stock	$(9,058)	$11,022

Basic weighted average Class A common shares outstanding	3,173	3,131
Effect of dilutive Class B common stock	4,000	—
Effect of dilutive restricted stock units	—	28
Diluted weighted average shares outstanding	7,173	3,159

Diluted (loss) income per share attributable to stockholders	$(1.26)	$3.49

The computation of diluted earnings per share for the three months ended March 31, 2022, excludes 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries except VES. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$44,945	$33,267
Accounts receivable	65,230	81,363
Other current assets	51,635	61,162
Total current assets	161,810	175,792
Non-current assets:
Goodwill	120,343	120,343
Other assets	12,863	13,675
Total non-current assets	133,206	134,018
Total Assets	$295,016	$309,810

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$36,478	$61,367
Other current liabilities	84,688	63,673
Total current liabilities	121,166	125,040
Long-term liabilities:
Long-term portion of Senior Credit Facility	111,000	100,000
Subordinated debt — affiliate	15,000	20,000
Other long-term liabilities	4,313	2,733
Total long-term liabilities	130,313	122,733
Total Liabilities	$251,479	$247,773

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

During the three months ended March 31, 2023, we paid $2.4 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2023, we had accrued $2.5 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 17, 2023.

A summary of our preferred equity balance for the three months ended March 31, 2023 is as follows:

(in thousands)
Balance at December 31, 2022	$87,713
Accumulated dividends on Series A Preferred Stock	167
Balance at March 31, 2023	$87,880

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2023 and December 31, 2022, we offset $4.5 million and $2.7 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2023	December 31, 2022
Natural Gas	MMBtu	5,043	5,984
Electricity	MWh	1,230	1,380
Trading

Commodity	Notional	March 31, 2023	December 31, 2022
Natural Gas	MMBtu	900	957
Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
(Loss) gain on non-trading derivatives, net	$(42,769)	$43,916
(Loss) gain on trading derivatives, net	(1)	1,147
(Loss) gain on derivatives, net	(42,770)	45,063
Current period settlements on non-trading derivatives	$20,123	$(13,320)
Current period settlements on trading derivatives	14	184
Total current period settlements on derivatives	$20,137	$(13,136)
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$—	$—	$—	$—	$—
Trading commodity derivatives	47	(4)	43	—	43
Total Current Derivative Assets	47	(4)	43	—	43
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$47	$(4)	$43	$—	$43

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(56,215)	$19,078	$(37,137)	$4,199	$(32,938)
Trading commodity derivatives	(225)	43	(182)	—	(182)
Total Current Derivative Liabilities	(56,440)	19,121	(37,319)	4,199	(33,120)
Non-trading commodity derivatives	(4,828)	207	(4,621)	308	(4,313)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(4,828)	207	(4,621)	308	(4,313)
Total Derivative Liabilities	$(61,268)	$19,328	$(41,940)	$4,507	$(37,433)

	December 31, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$709	$(154)	$555	$—	$555
Trading commodity derivatives	1,267	(190)	1,077	—	1,077
Total Current Derivative Assets	1,976	(344)	1,632	—	1,632
Non-trading commodity derivatives	1,364	(698)	666	—	666
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,364	(698)	666	—	666
Total Derivative Assets	$3,340	$(1,042)	$2,298	$—	$2,298

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(42,586)	$24,969	$(17,617)	$2,715	$(14,902)
Trading commodity derivatives	(1,831)	601	(1,230)	—	(1,230)
Total Current Derivative Liabilities	(44,417)	25,570	(18,847)	2,715	(16,132)
Non-trading commodity derivatives	(2,907)	192	(2,715)	—	(2,715)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,907)	192	(2,715)	—	(2,715)
Total Derivative Liabilities	$(47,324)	$25,762	$(21,562)	$2,715	$(18,847)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2023	December 31, 2022
Information technology	2 – 5	$7,180	$7,680
Furniture and fixtures	2 – 5	20	20
Total		7,200	7,700
Accumulated depreciation		(2,514)	(3,009)
Property and equipment—net		$4,686	$4,691
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2023 and December 31, 2022, information technology includes $1.2 million and $0.9 million, respectively, of costs associated with assets not yet placed into service. Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.5 million, respectively, for the three months ended March 31, 2023.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2023	December 31, 2022
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$—	$5,026
Accumulated amortization	—	(4,825)
Customer relationships—Acquired	$—	$201
Customer relationships—Other
Cost	$4,586	$7,886
Accumulated amortization	(3,486)	(5,086)
Customer relationships—Other, net	$1,100	$2,800
Trademarks
Cost	$4,041	$4,041
Accumulated amortization	(1,314)	(1,213)
Trademarks, net	$2,727	$2,828

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
Additions	—	—	—	—
Amortization	—	(201)	(1,700)	(101)
Balance at March 31, 2023	$120,343	$—	$1,100	$2,727

During the three months ended March 31, 2022, the Company changed the estimated average life for Customer Relationships – Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the three months ended March 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at March 31, 2023 is as follows (in thousands):

Year ending December 31,
2023 (remaining nine months)	$915
2024	746
2025	543
2026	404
2027	404
> 5 years	815
Total	$3,827

9. Debt
Debt consists of the following amounts as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Long-term debt:
Senior Credit Facility (1) (2)	$111,000	$100,000
Subordinated Debt	15,000	20,000
Total long-term debt	126,000	120,000
Total debt	$126,000	$120,000
(1) As of March 31, 2023 and December 31, 2022, the weighted average interest rate on the Senior Credit Facility was 8.30% and 7.83%, respectively.
(2) As of March 31, 2023 and December 31, 2022, we had $43.9 million and $34.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.9 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively. Of these amounts, $0.8 million and $0.8 million are recorded in other current assets, and $1.1 million and $1.3 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Senior Credit Facility	$2,067	$696
Letters of credit fees and commitment fees	403	365
Amortization of deferred financing costs	206	245
Other	21	1
Interest Expense	$2,697	$1,307

Senior Credit Facility

The Company and Spark HoldCo, and together with certain subsidiaries of the Company and Spark Holdco, (the “Co-Borrowers”) maintain a senior secured credit facility (the “Senior Credit Facility”), which allows the Co-Borrowers to borrow up to $195.0 million on a revolving basis. The Senior Credit Facility provides for working capital loans, loans to fund acquisitions, swingline loans and letters of credit. The Senior Credit Facility expires on June 30, 2025, and all amounts outstanding thereunder are payable on the expiration date.

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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of March 31, 2023 was 1.41 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the Securities and Exchange Commission, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of March 31, 2023 was 1.89 to 1.00.

•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of March 31, 2023 was 1.86 to 1.00.

As of March 31, 2023, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company has experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the expected impact of continued gross profit compression due to elevated commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends.

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

As of March 31, 2023, and December 31, 2022, there were $15.0 million and $20.0 million, respectively, of outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
March 31, 2023
Non-trading commodity derivative assets	$—	$—	$—	$—
Trading commodity derivative assets	—	43	—	43
Total commodity derivative assets	$—	$43	$—	$43
Non-trading commodity derivative liabilities	$—	$(37,251)	$—	$(37,251)
Trading commodity derivative liabilities	—	(182)	—	(182)
Total commodity derivative liabilities	$—	$(37,433)	$—	$(37,433)

	Level 1	Level 2	Level 3	Total
December 31, 2022
Non-trading commodity derivative assets	$72	$1,149	$—	$1,221
Trading commodity derivative assets	—	1,077	—	1,077
Total commodity derivative assets	$72	$2,226	$—	$2,298
Non-trading commodity derivative liabilities	$—	$(17,617)	$—	$(17,617)
Trading commodity derivative liabilities	—	(1,230)	—	(1,230)
Total commodity derivative liabilities	$—	$(18,847)	$—	$(18,847)
We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2023 and the year ended December 31, 2022.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2023 and December 31, 2022, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.6 million and $0.1 million, respectively.

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

As of March 31, 2023, we had a net deferred tax asset of $23.2 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2023 and 2022 was 22.8% and 16.3%, respectively. The effective tax rate for the three and three months ended March 31, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

Maine. On February 9, 2023, Maine Commission Advocacy Staff filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023. The Company is voluntarily working with the Commission and believes this matter will not have a material impact on the Company.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2019 to 2022 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of March 31, 2023 and December 31, 2022, we had accrued $2.1 million and $3.7 million, respectively, related to litigation and regulatory matters and $0.5 million and $0.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	March 31, 2023	December 31, 2022
Assets
Accounts Receivable - affiliates	$5,805	$6,455
Total Assets - affiliates	$5,805	$6,455

	March 31, 2023	December 31, 2022
Liabilities
Accounts Payable - affiliates	$322	$265
Subordinated Debt - affiliates (1)	15,000	20,000
Total Liabilities - affiliates	$15,322	$20,265
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue NAO - affiliates	$2,284	$951
Less: Cost of Revenue NAO - affiliates	332	29
Net NAO - affiliates	$1,952	$922

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $1.6 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The Company would have incurred incremental costs of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During three months ended March 31, 2023 and 2022, Spark HoldCo made distributions to affiliates of our Founder of $3.6 million and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended March 31, 2023 and 2022, Spark HoldCo also made distributions to these affiliates for gross-up distributions of zero and $0.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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
For the three months ended March 31, 2023 and 2022, we recorded asset optimization revenues of $11.5 million and $27.3 million and asset optimization cost of revenues of $14.8 million and $28.2 million, respectively, which are presented on a net basis in asset optimization revenues.
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
Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$131,852	$127,154
Less:
Retail cost of revenues	117,441	68,707
Gross Profit	14,411	58,447
Less:
Net asset optimization revenue (expense)	(3,273)	(904)
Net, (loss) gain on non-trading derivative instruments	(42,769)	43,916
Net, Cash settlements on non-trading derivative instruments	20,123	(13,320)
Retail Gross Margin	$40,330	$28,755

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2023
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$82,827	$52,298	$(3,273)	$—	$131,852
Retail cost of revenues	80,830	36,611	—	—	117,441
Gross Profit	$1,997	$15,687	$(3,273)	$—	$14,411
Less:
Net asset optimization revenue	—	—	(3,273)	—	(3,273)
Net, loss on non-trading derivative instruments	(36,095)	(6,674)	—	—	(42,769)
Current period settlements on non-trading derivatives	17,623	2,500	—	—	20,123
Retail Gross Margin	$20,469	$19,861	$—	$—	$40,330
Total Assets at March 31, 2023	$1,929,147	$141,784	$317,994	$(2,069,952)	$318,973
Goodwill at March 31, 2023	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended March 31, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$88,041	$40,017	$(904)	$—	$127,154
Retail cost of revenues	46,160	22,547	—	—	68,707
Gross Profit	$41,881	$17,470	$(904)	$—	$58,447
Less:
Net asset optimization expense	—	—	(904)	—	(904)
Net, gain on non-trading derivative instruments	36,239	7,677	—	—	43,916
Current period settlements on non-trading derivatives	(11,544)	(1,776)	—	—	(13,320)
Retail Gross Margin	$17,186	$11,569	$—	$—	$28,755
Total Assets at December 31, 2022	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill at December 31, 2022	$117,813	$2,530	$—	$—	$120,343

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

16. Subsequent Events

On April 19, 2023, we declared a quarterly cash dividend in the amount of $0.73989 per share to holders of record of the Series A Preferred Stock on July 1, 2023. The dividend will be paid on July 17, 2023.

On April 19, 2023, we announced that our Board of Directors has elected to temporarily suspend the quarterly cash dividend on the Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2022 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. Results of operations and cash flows for the three months ended March 31, 2023 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2023, we operated in 103 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2023 and 2022, approximately 61% and 69%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2023 and 2022, approximately 39% and 31%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Dividend Actions

On April 19, 2023, we announced that our Board of Directors has elected to temporarily suspend the quarterly cash dividend on the Class A common stock in order for the Company to seek to enhance its financial flexibility and improve its ability to manage market volatility while focusing on strengthening its balance sheet and investing in both organic and inorganic customer growth.

We believe the decision to temporarily suspend the quarterly dividend on the Class A common stock provides near-term benefits to our cash flow management while allowing us to seek to enhance our balance sheet. We remain dedicated to prioritizing our shareholders’ interests and adhering to a company goal of distributing a meaningful portion of available cash through dividends on Class A common stock and Series A Preferred Stock. We will closely monitor market conditions and thoughtfully evaluate when and if to reinstate dividends on the Class A common stock.

Reverse Stock Split

On March 20, 2023, our shareholders approved a proposal for a reverse stock split (“Reverse Stock Split”) of our issued and outstanding Class A common stock and Class B common stock at a ratio between 1 for 2 and 1 for 5, to be determined by the Company’s Chief Executive Office or Chief Financial Officer. Effective March 21, 2023, we effected the Reverse Stock Split at a ratio of 1 to 5 shares of common stock, and the Class A Common Stock began trading on a post-split basis on March 22, 2023. All shares and per share amounts in this Report have been retrospectively restated to effect the stock split effective March 21, 2023.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three months ended March 31, 2023:

RCEs:
(In thousands)	December 31, 2022	Additions	Attrition	March 31, 2023	% Increase (Decrease)
Retail Electricity	201	40	29	212	5%
Retail Natural Gas	130	7	10	127	(2)%
Total Retail	331	47	39	339	2%

The following table details our count of RCEs by geographical location as of March 31, 2023:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	59	28%	13	10%	72	21%
Mid-Atlantic	83	39%	55	43%	138	41%
Midwest	20	9%	20	16%	40	12%
Southwest	50	24%	39	31%	89	26%
Total	212	100%	127	100%	339	100%

The geographical locations noted above include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York, Pennsylvania and Virginia;
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

During the three months ended March 31, 2023, we added approximately 47,000 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

During the three months ended March 31, 2023, we did not add any RCEs as a result of asset purchase agreements. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2023.

While we remain focused on organic sales and identifying customer portfolio and business acquisitions, we cannot ensure that our RCE count will remain at current levels or grow. Our RCE count, as well as the margins we earn on our customers, contribute to our overall profitability, cash flow and ability to pay dividends.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2023 and 2022 was 3.9% and 3.7%, respectively. Our customer attrition was slightly higher than the prior year due to the sharp increase in commodity prices across the industry.

Customer Credit Risk

Our bad debt expense for the three months ended March 31, 2023 and 2022 was 1.9% and 2.0%, respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets in 2023 and focused on collection efforts, we have experienced a decrease in bad debt expense during the three months ended March 31, 2023.

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

Net asset optimization resulted in a loss of $3.3 million and a loss of $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA	$18,811	$10,788
Retail Gross Margin	$40,330	$28,755

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of Adjusted EBITDA to net (loss) income:
Net (loss) income	$(6,771)	$31,025
Depreciation and amortization	3,336	5,184
Interest expense	2,697	1,307
Income tax (benefit) expense	(1,996)	6,044
EBITDA	(2,734)	43,560
Less:
Net, (loss) gain on derivative instruments	(42,770)	45,063
Net cash settlements on derivative instruments	20,137	(13,136)
Customer acquisition costs	1,773	1,196
Plus:
Non-cash compensation expense	685	351
Adjusted EBITDA	$18,811	$10,788
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$13,060	$4,583
Amortization of deferred financing costs	(206)	(245)
Bad debt expense	(955)	(1,024)
Interest expense	2,697	1,307
Income tax (benefit) expense	(1,996)	6,044
Changes in operating working capital
Accounts receivable, prepaids, current assets	(14,075)	555
Inventory	(3,849)	(1,874)
Accounts payable and accrued liabilities	21,587	5,577
Other	2,548	(4,135)
Adjusted EBITDA	$18,811	$10,788
Cash Flow Data:
Net cash provided by operating activities	$13,060	$4,583
Net cash used in investing activities	$(374)	$(3,598)
Net cash used in financing activities	$(2,875)	$(22,525)

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$131,852	$127,154
Less:
Retail cost of revenues	117,441	68,707
Gross Profit	14,411	58,447
Less:
Net asset optimization expense	(3,273)	(904)
(Loss) gain on non-trading derivative instruments	(42,769)	43,916
Cash settlements on non-trading derivative instruments	20,123	(13,320)
Retail Gross Margin	$40,330	$28,755
Retail Gross Margin - Retail Electricity Segment	$20,469	$17,186
Retail Gross Margin - Retail Natural Gas Segment	$19,861	$11,569

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

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

(In Thousands)	Three Months Ended March 31,
	2023	2022
Revenues:
Retail revenues	$135,125	$128,058
Net asset optimization expense	(3,273)	(904)
Total Revenues	131,852	127,154
Operating Expenses:
Retail cost of revenues	117,441	68,707
General and administrative expense	17,225	14,935
Depreciation and amortization	3,336	5,184
Total Operating Expenses	138,002	88,826
Operating (loss) income	(6,150)	38,328
Other (expense)/income:
Interest expense	(2,697)	(1,307)
Interest and other income	80	48
Total other expense	(2,617)	(1,259)
(Loss) income before income tax expense	(8,767)	37,069
Income tax (benefit) expense	(1,996)	6,044
Net (loss) income	$(6,771)	$31,025
Other Performance Metrics:
Adjusted EBITDA (1)	$18,811	$10,788
Retail Gross Margin (1)	$40,330	$28,755
Customer Acquisition Costs	$1,773	$1,196
Average Monthly RCE Attrition	3.9%	3.7%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total Revenues. Total revenues for the three months ended March 31, 2023 were approximately $131.9 million, an increase of approximately $4.7 million, or 4%, from approximately $127.2 million for the three months ended March 31, 2022, as indicated in the table below (in millions). This increase was primarily due to an increase in electricity rates unit revenue per MWh and higher natural gas rates unit revenue per MMBtu as a result of increased electricity and natural gas rates in the first quarter of 2023 as compared to the first quarter of 2022.

Change in electricity volumes sold	$(29.4)
Change in natural gas volumes sold	(0.9)
Change in electricity unit revenue per MWh	24.2
Change in natural gas unit revenue per MMBtu	13.2
Change in net asset optimization revenue	(2.4)
Change in total revenues	$4.7

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2023 was approximately $117.4 million, an increase of approximately $48.7 million, or 71%, from approximately $68.7 million for the three months ended March 31, 2022, as indicated in the table below (in millions). This increase was primarily due to a change in the fair value of our derivative portfolio and higher electricity costs in the first quarter of 2023 as compared to the first quarter of 2022.

Change in electricity volumes sold	$(23.7)
Change in natural gas volumes sold	(0.7)
Change in electricity unit cost per MWh	15.2
Change in natural gas unit cost per MMBtu	4.7
Change in value of retail derivative portfolio	53.2
Change in retail cost of revenues	$48.7

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2023 was approximately $17.2 million, an increase of approximately $2.3 million, or 15%, as compared to $14.9 million for the three months ended March 31, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2023 was approximately $3.3 million, a decrease of approximately $1.9 million, or 37%, from approximately $5.2 million for the three months ended March 31, 2022. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2023 was approximately $1.8 million, an increase of $0.6 million, or 50%, from approximately $1.2 million for the three months ended March 31, 2022 primarily due to increased sales activity in the first quarter of 2023 as compared to first quarter of 2022.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended March 31,
	2023	2022

Retail Electricity Segment
Total Revenues	$82,827	$88,041
Retail Cost of Revenues	80,830	46,160
Less: Net (loss) gain on non-trading derivatives, net of cash settlements	(18,472)	24,695
Retail Gross Margin (1) — Electricity	$20,469	$17,186
Volumes — Electricity (MWhs)	456,277	685,152
Retail Gross Margin (2) — Electricity per MWh	$44.86	$25.08

Retail Natural Gas Segment
Total Revenues	$52,298	$40,017
Retail Cost of Revenues	36,611	22,547
Less: Net gain on non-trading derivatives, net of cash settlements	(4,174)	5,901
Retail Gross Margin (1) — Gas	$19,861	$11,569
Volumes — Gas (MMBtus)	4,547,826	4,657,118
Retail Gross Margin (2) — Gas per MMBtu	$4.37	$2.48
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2023 were approximately $82.8 million, a decrease of approximately $5.2 million, or 6%, from approximately $88.0 million for the three months ended March 31, 2022. This decrease was largely due to a decrease in electricity volumes of $29.4 million, offset by higher retail electricity prices, which resulted in an increase of $24.2 million due to higher retail electricity prices.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2023 were approximately $80.8 million, an increase of approximately $34.6 million, or 75%, from approximately $46.2 million for the three months ended March 31, 2022. This increase was primarily due to a change in the value of our retail derivative portfolio used for hedging, which resulted in an increase of $43.1 million, and an increase in supply costs of $15.2 million. The increase was offset by a decrease in volumes due to a smaller customer book, resulting in a decrease of $23.7 million.
Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2023 was approximately $20.5 million, an increase of approximately $3.3 million, or 19%, from approximately $17.2 million for the three months ended March 31, 2022, as indicated in the table below (in millions).

Change in volumes sold	$(5.7)
Change in unit margin per MWh	9.0
Change in retail electricity segment retail gross margin	$3.3

Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2023 were approximately $52.3 million, an increase of approximately $12.3 million, or 31%, from approximately $40.0 million for the three months ended March 31, 2022. This increase was primarily attributable to higher natural gas rates, which increased total revenues by $13.2 million, offset by a decrease in natural gas volumes of $0.9 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2023 were approximately $36.6 million, an increase of $14.1 million, or 63%, from approximately $22.5 million for the three months ended March 31, 2022. This increase was primarily due to a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $10.1 million and higher natural gas costs, which resulted in an increase of $4.7 million. The increase was offset by a decrease in volumes sold resulting in a decrease of $0.7 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2023 was approximately $19.9 million, an increase of approximately $8.3 million, or 72%, from approximately $11.6 million for the three months ended March 31, 2022, as indicated in the table below (in millions).

Change in volumes sold	$(0.3)
Change in unit margin per MMBtu	8.6
Change in retail natural gas segment retail gross margin	$8.3

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions and service debt.

We have historically paid dividends on our Class A common stock and Series A Preferred Stock. On April 19, 2023, we announced that our Board of Directors has elected to temporarily suspend the quarterly cash dividend on the Class A common stock, although the Board of Directors declared a cash dividend on the Series A Preferred Stock. We may continue to use cash to pay dividends on the Series A Preferred Stock, and it may also be used to pay dividends on the Class A common stock if the Board of Directors reinstates the dividends on the Class A common stock.

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

We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes. Our ability to pay dividends to the holders of the Series A Preferred Stock in the future and to reinstate dividends on our Class A Common Stock will ultimately depend on our RCE count, margins, profitability and cash flow, and the covenants under our Senior Credit Facility.

Liquidity Position

The following table details our available liquidity as of March 31, 2023:

($ in thousands)	March 31, 2023
Cash and cash equivalents	$45,162
Senior Credit Facility Availability (1)	20,190
Subordinated Debt Facility Availability (2)	10,000
Total Liquidity	$75,352
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2023.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$13,060	$4,583
Net cash used in investing activities	$(374)	$(3,598)
Net cash used in financing activities	$(2,875)	$(22,525)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2023 increased by $8.5 million compared to the three months ended March 31, 2022. The increase was primarily the result of changes in working capital for the three months ended March 31, 2023.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $3.2 million for the three months ended March 31, 2023. The decrease was primarily the result of customer acquisitions during the three months ended March 31, 2022 that did not re-occur in 2023.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $19.7 million for the three months ended March 31, 2023, primarily due to an increase in net borrowings of our Senior Credit Facility of $40.0 million, offset by a decrease in sub-debt borrowing of $20.0 million during the three months ended March 31, 2023.

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

As of March 31, 2023, we had total commitments of $195.0 million under the Senior Credit Facility, of which $154.9 million was outstanding, including $43.9 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of March 31, 2023, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2023, we had availability to borrow up to $20.2 million under the Senior Credit Facility.

The Company has experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the expected impact of continued gross profit compression due to elevated commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock or reinstate dividends on the Class A Common Stock.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of March 31, 2023, there was $15.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $10.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2025, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2023 was $111.0 million. The current variable interest rate on the facility at March 31, 2023 was 8.30%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2023 and 2022, we spent a total of $1.8 million and $1.2 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2023 and 2022 included $0.4 million and $0.2 million, respectively, related to information systems improvements.

Dividends and Distributions

During the three months ended March 31, 2023, we paid dividends to holders of our Class A common stock for the quarters ended December 31, 2022, of $0.90625 per share or $2.9 million in the aggregate. In order to pay dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the three months ended March 31, 2023, Spark HoldCo made distributions of $3.6 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

For the three months ended March 31, 2023, we paid $2.4 million of dividends to holders of our Series A Preferred Stock, and as of March 31, 2023, we had accrued $2.5 million related to dividends to holders of our Series A Preferred Stock, which we paid on April 17, 2023. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. For the full year ended December 31, 2023, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $10.2 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2023.

On April 19, 2023, we declared a dividend in the amount of $0.73989 per share for the Series A Preferred Stock for the first quarter of 2023. Dividends on Series A Preferred Stock will be paid on July 17, 2023 to holders of record on July 1, 2023. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

On April 19, 2023, we announced that our Board of Directors has elected to temporarily suspend the quarterly cash dividend on the Class A common stock.

Future dividends are within the discretion of our Board of Directors, and will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility.

Even if we are permitted to pay dividends on the Series A Preferred Stock or could re-instate the dividends on the Class A common stock, our Board of Directors may elect to reduce, eliminate or suspend the dividends on the Series A Preferred Stock, or not reinstate dividends on the Class A common stock, in order to maintain cash balances for operations or for other reasons. A dividend penalty event would occur if dividends on the Series A Preferred Stock are in arrears for six or more quarterly dividend periods, in which case the dividend rate on the Series A Preferred Stock would increase by 2.00% per annum, and the holders of the Series A Preferred Stock would be entitled to elect two members to our Board of Directors, until the dividend penalty event is cured.

Off-Balance Sheet Arrangements
As of March 31, 2023, we had no material "off-balance sheet arrangements."

Related Party Transactions

For a discussion of related party transactions, see Note 13 "Transactions with Affiliates" to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Form 10-K. There have been no changes to these policies and estimates since the date of our 2022 Form 10-K.

Refer to Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" to Part I, Item 1 of this Report for a discussion on recent accounting pronouncements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of March 31, 2023, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(22.6) million and $30.6 million for three months ended March 31, 2023 and 2022, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2022 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2023, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 542,378 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2023 levels would have increased the fair market value of our non-trading energy derivatives by $0.2 million. As of March 31, 2023, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 120,261 MWhs. An increase of 10% in the forward market prices from their March 31, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.7 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2023 levels would have increased the fair market value of our non-trading energy derivatives by $0.7 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 55% and 64% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2023 and 2022, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.0% and 1.0%, for the three months ended March 31, 2023 and 2022, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2023 and 2022 was 1.9% and 2.0% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2023.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2023, approximately $1.6 million of our total exposure of $2.3 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2023.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.
At March 31, 2023, we were co-borrowers under the Senior Credit Facility, under which $111.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2023, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. On April 19, 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.73989 per share for the Series A Preferred Stock for the first quarter of 2023 for an aggregate amount of $2.6 million for the quarter. Based on the Series A Preferred Stock outstanding on March 31, 2023, a 1.0% increase in interest rates would have resulted in additional dividends of less than $0.1 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that as a result of the material weakness in our internal control over financial reporting, more described below, our disclosure controls and procedures were not effective as of March 31, 2023.

However, the Company concluded that the existence of this material weakness did not result in material misstatement of the Company’s financial statements included in this Quarterly Report.

In connection with the audit of our financial statements for the year ended December 31, 2022, we identified a material weakness in the design and operation of the controls over our calculation of income tax expense, deferred tax assets and liabilities. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although this material weakness did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2022 or any prior period, it did result in immaterial corrections for the years ended December 31, 2021 and 2020, as disclosed the Company’s December 31, 2022 Annual Report.

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

With oversight from the Audit Committee of the Board of Directors, we intend to take the necessary steps to remediate the material weakness by enhancing our internal controls to ensure proper review by and communication between our internal and external tax advisors and internal accounting personnel. Our efforts will consist primarily of strengthening our tax organization through continuing education and refining controls related to components of our tax process to enhance our management review controls over taxes. As part of the key remediation actions, we will:

•Review our tax accounting processes and controls and enhance the overall design and procedures performed to ensure changes in the Company’s interest in HoldCo are appropriately identified and recorded:

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under "Item 1A— Risk Factors" in our 2022 Form 10-K. Except as described below, there has been no material change in our risk factors from those described in the 2022 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

The price of our Class A common stock and Series A Preferred Stock has been and may continue to be volatile.

The market price of our Class A common stock and Series A Preferred Stock may be highly volatile and may fluctuate substantially as a result of a number of factors. The following factors could affect our stock price:

•the impact of our reverse stock split on our common stock;
•the announcement of the elimination, suspension, reduction or reinstatement of dividends on Class A common stock and Series A Preferred Stock;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•trading volumes of the Class A common stock and Series A Preferred Stock;
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance of debt or other preferred equity securities; and
•our financial condition, results of operations and prospects.

These and other factors may cause the market price and demand for our Class A common stock and Series A Preferred Stock to fluctuate substantially, which may adversely affect the trading price of our Class A common stock and Series A Preferred Stock. In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial defense costs. Such a lawsuit could also divert the time and attention of our management from our business. Trading prices and corresponding market value of Class A common stock and Series A Preferred Stock may also impact our ability to satisfy continued listing standards of The Nasdaq Global Select Market, or a particular tier of The Nasdaq exchanges.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through August 6, 2021	10-Q	3.1	11/4/2021	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.1	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1*†	Amendment No. 2 to Engagement Letter Agreement, dated November 28, 2022, by and between Good Counsel Group LLC and Spark Energy, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Via Renewables, Inc.

May 4, 2023	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)