Form 10-Q
period 2023-06-30
Via Renewables, Inc.
filed 2023-08-03
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
        Yes ☐    No ☒

There were 3,231,134 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of August 1, 2023.

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of Winter Storm Uri, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, the timing, availability, ability to pay and implied amount of cash dividends and distributions on our Class A common stock and Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.
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
•the ultimate impact of the Winter Storm Uri, including future benefits or costs related to ERCOT market securitization efforts, and any corrective action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas;
•changes in commodity prices, the margins we achieve, and interest rates;
•the sufficiency of risk management and hedging policies and practices;
•the impact of extreme and unpredictable weather conditions, including hurricane, heat waves and other natural disasters;
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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$47,059	$33,658
Restricted cash	—	1,693
Accounts receivable, net of allowance for credit losses of $5,102 at June 30, 2023 and $4,335 at December 31, 2022	47,880	81,466
Accounts receivable—affiliates	5,227	6,455
Inventory	1,923	4,405
Fair value of derivative assets, net	421	1,632
Customer acquisition costs, net	4,629	3,530
Customer relationships, net	350	2,520
Deposits	8,105	10,568
Renewable energy credit asset	21,682	24,251
Other current assets	8,043	8,749
Total current assets	145,319	178,927
Property and equipment, net	4,723	4,691
Fair value of derivative assets, net	198	666
Customer acquisition costs, net	1,730	1,683
Customer relationships, net	310	481
Deferred tax assets	19,063	20,437
Goodwill	120,343	120,343
Other assets	3,097	3,722
Total assets	$294,783	$330,950
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$24,487	$53,296
Accounts payable—affiliates	833	265
Accrued liabilities	7,870	8,431
Renewable energy credit liability	10,535	13,722
Fair value of derivative liabilities, net	21,121	16,132
Other current liabilities	64	322
Total current liabilities	64,910	92,168
Long-term liabilities:
Fair value of derivative liabilities, net	2,429	2,715
Long-term portion of Senior Credit Facility	105,000	100,000
Subordinated debt—affiliates	5,000	20,000
Other long-term liabilities	—	18
Total liabilities	177,339	214,901
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at June 30, 2023 and December 31, 2022	87,976	87,713
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,260,053 shares issued and 3,231,134 shares outstanding at June 30, 2023 and 3,200,472 shares issued and 3,171,553 shares outstanding at December 31, 2022	32	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	40	40
Additional paid-in capital	38,559	42,871
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	7,227	2,073
Treasury stock, at cost, 28,919 shares at June 30, 2023 and December 31, 2022	(2,406)	(2,406)
Total stockholders' equity	43,412	42,570
Non-controlling interest in Spark HoldCo, LLC	(13,944)	(14,234)
Total equity	29,468	28,336
Total liabilities, Series A Preferred Stock and Stockholders' equity	$294,783	$330,950
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Retail revenues	$92,621	$98,347	$227,746	$226,405
Net asset optimization expense	(1,359)	(1,248)	(4,632)	(2,152)
Other revenue	137	—	137	—
Total Revenues	91,399	97,099	223,251	224,253
Operating Expenses:
Retail cost of revenues	45,926	61,702	163,367	130,409
General and administrative	16,713	13,583	33,938	28,518
Depreciation and amortization	1,994	4,936	5,330	10,120
Total Operating Expenses	64,633	80,221	202,635	169,047
Operating income	26,766	16,878	20,616	55,206
Other (expense) income:
Interest expense	(2,447)	(1,820)	(5,144)	(3,127)
Interest and other income	7	206	87	255
Total other expenses	(2,440)	(1,614)	(5,057)	(2,872)
Income before income tax expense	24,326	15,264	15,559	52,334
Income tax expense	5,240	2,730	3,244	8,774
Net income	$19,086	$12,534	$12,315	$43,560
Less: Net income attributable to non-controlling interests	11,105	7,916	4,521	25,968
Net income attributable to Via Renewables, Inc. stockholders	$7,981	$4,618	$7,794	$17,592
Less: Dividend on Series A Preferred Stock	2,640	1,700	5,184	3,651
Net income attributable to stockholders of Class A common stock	$5,341	$2,918	$2,610	$13,941

Net income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$1.67	$0.93	$0.82	$4.44
Diluted	$1.67	$0.92	$0.82	$4.41

Weighted average shares of Class A common stock outstanding
Basic	3,205	3,149	3,189	3,140
Diluted	3,205	3,155	3,189	3,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Six Months Ended June 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—		—	—	—	1,294	—	1,294	—	1,294
Restricted stock unit vesting	45		—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	7,794	7,794	4,521	12,315
Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,233)	(4,233)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(2,640)	(5,184)	—	(5,184)
Changes in ownership interest	—	—	—	—	—	—	—	(2)	—	(2)	2	—
Balance at June 30, 2023	3,260	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,559	$7,227	$43,412	$(13,944)	$29,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2023	3,215	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,244	$1,886	$37,756	$(24,553)	$13,203
Stock based compensation	—	—	—	—	—	—	—	613	—	613	—	613
Restricted stock unit vesting	45	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	7,981	7,981	11,105	19,086
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(608)	(608)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,640)	(2,640)	—	(2,640)
Changes in Ownership Interest	—	—	—	—	—	—	—	(112)	—	(112)	112	—
Balance at June 30, 2023	3,260	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,559	$7,227	$43,412	$(13,944)	$29,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Six Months Ended June 30, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	3,159	4,000	(29)	$32	$40	$(2,406)	$(40)	$53,918	$173	$51,717	$(3,168)	$48,549
Stock based compensation	—	—	—		—	—	—	1,857	—	1,857	—	1,857
Restricted stock unit vesting	42		—	—	—	—	—	(471)	—	(471)	—	(471)
Consolidated net income	—	—	—	—	—	—	—	—	17,592	17,592	25,968	43,560
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(7,303)	(7,303)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	—	(5,713)	(5,713)	—	(5,713)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(3,651)	(3,651)	—	(3,651)
Changes in ownership interest	—	—	—	—	—	—	—	398	—	398	(398)	—
Balance at June 30, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$55,702	$8,401	$61,729	$15,099	$76,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2022	3,161	4,000	(29)	$32	$40	$(2,406)	$(40)	$54,464	$8,357	$60,447	$10,947	$71,394
Stock based compensation	—	—	—	—	—	—	—	1,512	—	1,512	—	1,512
Restricted stock unit vesting	40	—	—	—	—	—	—	(413)	—	(413)	—	(413)
Consolidated net income	—	—	—	—	—	—	—	—	4,618	4,618	7,916	12,534
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	—	(2,874)	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(1,700)	(1,700)	—	(1,700)
Changes in ownership interest	—	—	—	—	—	—	—	139	—	139	(139)	—
Balance at June 30, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$55,702	$8,401	$61,729	$15,099	$76,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$12,315	$43,560
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	5,330	10,120
Deferred income taxes	1,374	5,595
Stock based compensation	1,284	1,922
Amortization of deferred financing costs	413	713
Bad debt expense	1,888	1,833
Loss (gain) on derivatives, net	43,437	(57,460)
Current period cash settlements on derivatives, net	(36,667)	21,844
Other	71	43
Changes in assets and liabilities:
Decrease in accounts receivable	31,698	8,585
Decrease (increase) in accounts receivable—affiliates	1,228	(1,890)
Decrease (increase) in inventory	2,482	(409)
Increase in customer acquisition costs	(3,263)	(2,590)
Decrease in prepaid and other current assets	4,937	2,678
Decrease in intangible assets—customer acquisition	—	13
Decrease (increase) in other assets	421	(705)
Decrease in accounts payable and accrued liabilities	(32,543)	(19,372)
Increase (decrease) in accounts payable—affiliates	567	(64)
Decrease in other current liabilities	(257)	(1,362)
Decrease in other non-current liabilities	(19)	(110)
Net cash provided by operating activities	34,696	12,944
Cash flows from investing activities:
Purchases of property and equipment	(775)	(1,126)
Acquisition of Customers	—	(4,034)
Net cash used in investing activities	(775)	(5,160)
Cash flows from financing activities:
Borrowings on notes payable	153,000	223,000
Payments on notes payable	(148,000)	(263,000)
Net (paydown) borrowings on subordinated debt facility	(15,000)	20,000
Restricted stock vesting	(186)	(663)
Payment of dividends to Class A common stockholders	(2,874)	(5,713)
Payment of distributions to non-controlling unitholders	(4,233)	(7,303)
Payment of Preferred Stock dividends	(4,920)	(3,902)
Net cash used in financing activities	(22,213)	(37,581)
Increase (decrease) in Cash, cash equivalents and Restricted cash	11,708	(29,797)
Cash, cash equivalents and Restricted cash—beginning of period	35,351	75,320
Cash, cash equivalents and Restricted cash—end of period	$47,059	$45,523
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(4)	$4
Cash paid during the period for:
Interest	$4,641	$2,270
Taxes	$2,218	$1,252
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation and Organization

Organization

We are an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose primary asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries. Spark HoldCo is the direct and indirect owner of the subsidiaries through which we operate our retail energy services. We conduct our retail energy services business through several brands across our service areas, including Electricity Maine, Electricity N.H., Major Energy, Provider Power Massachusetts, Spark Energy, and Verde Energy. Via Energy Solutions (“VES”) is a wholly owned subsidiary of the Company that offers broker services for retail energy customers. Via Wireless is a wholly owned subsidiary of the Company that offers wireless services and equipment to wireless customers.

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

ERCOT Securitization Proceeds

In June 2022, the Company received $9.6 million from Electric Reliability Council of Texas ("ERCOT") related to Public Utility Regulatory Act ("PURA") Subchapter N Securitization financing. The Company accounted for the proceeds received as the recovery of costs of sales and services from a vendor under FASB ASC Topic 705, Cost of Sales and Services reflected as a reduction of retail cost of revenues within our consolidated statements of operations for the quarter ended June 30, 2022, as that is where the initial costs related to the impact of Winter Storm Uri were recorded.

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

3. Revenues
Our revenues are derived primarily from the sale of natural gas and electricity to customers, including affiliates. Revenue is measured based upon the quantity of gas or power delivered at prices contained or referenced in the customer's contract, and excludes any sales incentives (e.g., rebates) and amounts collected on behalf of third parties (e.g., sales tax).

Our revenues also include asset optimization activities. Asset optimization activities consist primarily of purchases and sales of gas that meet the definition of trading activities per FASB ASC Topic 815, Derivatives and Hedging. They are therefore excluded from the scope of FASB ASC Topic 606, Revenue from Contracts with Customers.

Other revenue is derived from contracts with customers through the provision of wireless and other services and the sale of wireless equipment.

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

The following table discloses revenue for our reportable segments by primary geographical market, customer type, and customer credit risk profile (in thousands). The table also includes a reconciliation of the disaggregated revenue to revenue by reportable segment (in thousands).

	Reportable Segments
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$26,262	$1,154	$27,416	$23,636	$1,349	$24,985
Mid-Atlantic	24,181	5,929	30,110	25,124	7,602	32,726
Midwest	6,819	2,515	9,334	9,292	3,121	12,413
Southwest	17,503	8,258	25,761	24,238	3,985	28,223
	$74,765	$17,856	$92,621	$82,290	$16,057	$98,347

Customer type
Commercial	$9,353	$11,765	$21,118	$9,479	$10,764	$20,243
Residential	63,420	12,472	75,892	69,548	9,200	78,748
Unbilled revenue (c)	1,992	(6,381)	(4,389)	3,263	(3,907)	(644)
	$74,765	$17,856	$92,621	$82,290	$16,057	$98,347

Customer credit risk
POR	$42,080	$7,300	$49,380	$46,726	$9,435	$56,161
Non-POR	32,685	10,556	43,241	35,564	6,622	42,186
	$74,765	$17,856	$92,621	$82,290	$16,057	$98,347

	Reportable Segments
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$59,149	$5,067	$64,216	$53,097	$6,510	$59,607
Mid-Atlantic	51,690	25,275	76,965	55,542	27,115	82,657
Midwest	14,958	12,320	27,278	19,232	12,741	31,973
Southwest	31,795	27,492	59,287	42,460	9,708	52,168
	$157,592	$70,154	$227,746	$170,331	$56,074	$226,405

Customer type
Commercial	$19,646	$40,444	$60,090	$20,540	$31,193	$51,733
Residential	140,657	43,747	184,404	149,486	31,346	180,832
Unbilled revenue (c)	(2,711)	(14,037)	(16,748)	305	(6,465)	(6,160)
	$157,592	$70,154	$227,746	$170,331	$56,074	$226,405

Customer credit risk
POR	$91,223	$32,354	$123,577	$102,903	$34,945	$137,848
Non-POR	66,369	37,800	104,169	67,428	21,129	88,557
	$157,592	$70,154	$227,746	$170,331	$56,074	$226,405
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

(c) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

Reconciliation to Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Reportable Segments Revenue	$92,621	$98,347	$227,746	$226,405
Net asset optimization expense	(1,359)	(1,248)	(4,632)	(2,152)
Other Revenue	137	—	137	—
Total Revenues	$91,399	$97,099	$223,251	$224,253

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended June 30, 2023 and 2022, our retail revenues included gross receipts taxes of $0.2 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.3 million and $1.2 million, respectively. During the six months ended June 30, 2023 and 2022, our retail revenues included gross receipt taxes of $0.5 million and $0.6 million, respectively, and our retail cost of revenues included gross receipts taxes of $2.6 million and $2.6 million, respectively.

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

For trade accounts receivables, the Company accrues an allowance for credit losses by business segment by pooling customer accounts receivables based on similar risk characteristics, such as customer type, geography, aging analysis, payment terms, and related macro-economic factors. Expected credit loss exposure is evaluated for each of our accounts receivables pools. Expected credits losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. The Company writes off accounts receivable balances against the allowance for credit losses when the accounts receivable is deemed to be uncollectible.

A rollforward of our allowance for credit losses for the six months ended June 30, 2023 are presented in the table below (in thousands):

Balance at December 31, 2022	$(4,335)
Current period credit loss provision	(1,888)
Write-offs	1,179
Recovery of previous write-offs	(58)
Balance at June 30, 2023	$(5,102)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at June 30, 2023 and December 31, 2022, respectively.

	The Company	Affiliated Owners
June 30, 2023	44.90%	55.10%
December 31, 2022	44.45%	55.55%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income allocated to non-controlling interest	$11,957	$7,994	$5,623	$27,341
Less: Income tax expense allocated to non-controlling interest	852	78	1,102	1,373
Net income attributable to non-controlling interest	$11,105	$7,916	$4,521	$25,968

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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three and six months ended June 30, 2023, we paid zero and $2.9 million in dividends to the holders of the Company's Class A common stock.

If we pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three and six months ended June 30, 2023, Spark HoldCo made corresponding distributions of zero and $3.6 million to our non-controlling interest holders.

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. During the three months ended June 30, 2023, we did not pay dividends to the holders of the Company's Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Via Renewables, Inc. stockholders	$7,981	$4,618	$7,794	$17,592
Less: Dividend on Series A Preferred Stock	2,640	1,700	5,184	3,651
Net income attributable to stockholders of Class A common stock	$5,341	$2,918	$2,610	$13,941

Basic weighted average Class A common shares outstanding	3,205	3,149	3,189	3,140
Basic income per share attributable to stockholders	$1.67	$0.93	$0.82	$4.44

Net income attributable to stockholders of Class A common stock	$5,341	$2,918	$2,610	$13,941
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income attributable to stockholders of Class A common stock	$5,341	$2,918	$2,610	$13,941

Basic weighted average Class A common shares outstanding	3,205	3,149	3,189	3,140
Effect of dilutive Class B common stock	—	—	—	—
Effect of dilutive restricted stock units	—	6	—	18
Diluted weighted average shares outstanding	3,205	3,155	3,189	3,158

Diluted income per share attributable to stockholders	$1.67	$0.92	$0.82	$4.41

The computation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, excludes 4.0 million and 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries except VES. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,945	$33,267
Accounts receivable	47,702	81,363
Other current assets	46,945	61,162
Total current assets	141,592	175,792
Non-current assets:
Goodwill	120,343	120,343
Other assets	12,667	13,675
Total non-current assets	133,010	134,018
Total Assets	$274,602	$309,810

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$31,913	$61,367
Other current liabilities	67,643	63,673
Total current liabilities	99,556	125,040
Long-term liabilities:
Long-term portion of Senior Credit Facility	105,000	100,000
Subordinated debt — affiliate	5,000	20,000
Other long-term liabilities	2,429	2,733
Total long-term liabilities	112,429	122,733
Total Liabilities	$211,985	$247,773

5. Preferred Stock

Holders of the Series A Preferred Stock have no voting rights, except in specific circumstances of delisting or in the case the dividends are in arrears as specified in the Series A Preferred Stock Certificate of Designations. The Series A Preferred Stock accrued dividends at an annual percentage rate of 8.75% through April 14, 2022. The floating rate period for the Series A Preferred Stock began on April 15, 2022. The dividend on the Series A Preferred Stock will accrue at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. The liquidation preference provisions of the Series A Preferred Stock are considered contingent redemption provisions because there are rights granted to the holders of the Series A Preferred Stock that are not solely within our control upon a change in control of the Company. Accordingly, the Series A Preferred Stock is presented between liabilities and the equity sections in the accompanying condensed consolidated balance sheets. As of April 15, 2022, we have the option to redeem our Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, the Company uses Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

During the three and six months ended June 30, 2023, we paid $2.5 million and $4.9 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2023, we had accrued $2.6 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 17, 2023.

A summary of our preferred equity balance for the six months ended June 30, 2023 is as follows:

(in thousands)
Balance at December 31, 2022	$87,713
Accumulated dividends on Series A Preferred Stock	263
Balance at June 30, 2023	$87,976

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2023 and December 31, 2022, we offset $2.9 million and $2.7 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	June 30, 2023	December 31, 2022
Natural Gas	MMBtu	5,210	5,984
Electricity	MWh	1,187	1,380
Trading

Commodity	Notional	June 30, 2023	December 31, 2022
Natural Gas	MMBtu	1,012	957
Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) gain on non-trading derivatives, net	$(40)	$12,067	$(42,809)	$55,983
(Loss) gain on trading derivatives, net	(627)	330	(628)	1,477
(Loss) gain on derivatives, net	(667)	12,397	(43,437)	57,460
Current period settlements on non-trading derivatives	$16,146	$(8,679)	$36,269	$(21,999)
Current period settlements on trading derivatives	384	(29)	398	155
Total current period settlements on derivatives	$16,530	$(8,708)	$36,667	$(21,844)
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	June 30, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$477	$(166)	$311	$—	$311
Trading commodity derivatives	116	(6)	110	—	110
Total Current Derivative Assets	593	(172)	421	—	421
Non-trading commodity derivatives	459	(261)	198	—	198
Total Non-current Derivative Assets	459	(261)	198	—	198
Total Derivative Assets	$1,052	$(433)	$619	$—	$619

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(44,320)	$21,056	$(23,264)	$2,635	$(20,629)
Trading commodity derivatives	(515)	23	(492)	—	(492)
Total Current Derivative Liabilities	(44,835)	21,079	(23,756)	2,635	(21,121)
Non-trading commodity derivatives	(3,452)	725	(2,727)	298	(2,429)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(3,452)	725	(2,727)	298	(2,429)
Total Derivative Liabilities	$(48,287)	$21,804	$(26,483)	$2,933	$(23,550)

	December 31, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$709	$(154)	$555	$—	$555
Trading commodity derivatives	1,267	(190)	1,077	—	1,077
Total Current Derivative Assets	1,976	(344)	1,632	—	1,632
Non-trading commodity derivatives	1,364	(698)	666	—	666
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,364	(698)	666	—	666
Total Derivative Assets	$3,340	$(1,042)	$2,298	$—	$2,298

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(42,586)	$24,969	$(17,617)	$2,715	$(14,902)
Trading commodity derivatives	(1,831)	601	(1,230)	—	(1,230)
Total Current Derivative Liabilities	(44,417)	25,570	(18,847)	2,715	(16,132)
Non-trading commodity derivatives	(2,907)	192	(2,715)	—	(2,715)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,907)	192	(2,715)	—	(2,715)
Total Derivative Liabilities	$(47,324)	$25,762	$(21,562)	$2,715	$(18,847)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	June 30, 2023	December 31, 2022
Information technology	2 – 5	$7,220	$7,680
Furniture and fixtures	2 – 5	20	20
Total		7,240	7,700
Accumulated depreciation		(2,517)	(3,009)
Property and equipment—net		$4,723	$4,691
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30, 2023 and December 31, 2022, information technology includes $1.2 million and $0.9 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	June 30, 2023	December 31, 2022
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$—	$5,026
Accumulated amortization	—	(4,825)
Customer relationships—Acquired	$—	$201
Customer relationships—Other
Cost	$1,033	$7,886
Accumulated amortization	(373)	(5,086)
Customer relationships—Other, net	$660	$2,800
Trademarks
Cost	$4,040	$4,041
Accumulated amortization	(1,414)	(1,213)
Trademarks, net	$2,626	$2,828

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
Additions	—	—	—	—
Amortization	—	(201)	(2,140)	(202)
Balance at June 30, 2023	$120,343	$—	$660	$2,626

During the three months ended March 31, 2022, the Company changed the estimated average life for Customer Relationships – Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the three months ended March 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at June 30, 2023 is as follows (in thousands):

Year ending December 31,
2023 (remaining six months)	$385
2024	746
2025	543
2026	404
2027	404
> 5 years	804
Total	$3,286

9. Debt
Debt consists of the following amounts as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Long-term debt:
Senior Credit Facility (1) (2)	$105,000	$100,000
Subordinated Debt	5,000	20,000
Total long-term debt	110,000	120,000
Total debt	$110,000	$120,000
(1) As of June 30, 2023 and December 31, 2022, the weighted average interest rate on the Senior Credit Facility was 8.61% and 7.83%, respectively.
(2) As of June 30, 2023 and December 31, 2022, we had $38.7 million and $34.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.6 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively. Of these amounts, $0.8 million and $0.8 million are recorded in other current assets, and $0.8 million and $1.3 million are recorded in other non-current assets in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Senior Credit Facility	$1,734	$883	$3,801	$1,579
Letters of credit fees and commitment fees	461	397	864	762
Amortization of deferred financing costs	207	468	413	713
Other	45	72	66	73
Interest Expense	$2,447	$1,820	$5,144	$3,127

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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of June 30, 2023 was 1.52 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the Securities and Exchange Commission, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of June 30, 2023 was 1.85 to 1.00.

•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of June 30, 2023 was 1.80 to 1.00.

As of June 30, 2023, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the expected impact of continued gross profit compression due to elevated commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends.

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

As of June 30, 2023, and December 31, 2022, there were $5.0 million and $20.0 million, respectively, of outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
June 30, 2023
Non-trading commodity derivative assets	$309	$200	$—	$509
Trading commodity derivative assets	—	110	—	110
Total commodity derivative assets	$309	$310	$—	$619
Non-trading commodity derivative liabilities	$—	$(23,058)	$—	$(23,058)
Trading commodity derivative liabilities	—	(492)	—	(492)
Total commodity derivative liabilities	$—	$(23,550)	$—	$(23,550)

	Level 1	Level 2	Level 3	Total
December 31, 2022
Non-trading commodity derivative assets	$72	$1,149	$—	$1,221
Trading commodity derivative assets	—	1,077	—	1,077
Total commodity derivative assets	$72	$2,226	$—	$2,298
Non-trading commodity derivative liabilities	$—	$(17,617)	$—	$(17,617)
Trading commodity derivative liabilities	—	(1,230)	—	(1,230)
Total commodity derivative liabilities	$—	$(18,847)	$—	$(18,847)
We had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2023 and the year ended December 31, 2022.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of June 30, 2023 and December 31, 2022, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.4 million and $0.1 million, respectively.

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

As of June 30, 2023, we had a net deferred tax asset of $19.1 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended June 30, 2023 and 2022 was 21.5% and 17.9%, respectively. The effective U.S. federal and state income tax rate for the six months ended June 30, 2023 and 2022 was 20.8% and 16.8%, respectively. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

Illinois. On July 26, 2023, Spark Energy, LLC received a demand letter from a law firm representing the Office of the Illinois Attorney General alleging that Spark Energy, LLC’s marketing and sales practices may have not been in compliance with Illinois law. The letter offered, in the interest of efficiency and minimizing litigation costs, a settlement demand to resolve the matter. The Company is voluntarily working with the firm, however, if settlement is unsuccessful, the Attorney General could commence a lawsuit in Illinois against Spark Energy, LLC.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2019 to 2023 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of June 30, 2023 and December 31, 2022, we had accrued $3.1 million and $3.7 million, respectively, related to litigation and regulatory matters and $0.6 million and $0.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	June 30, 2023	December 31, 2022
Assets
Accounts Receivable - affiliates	$5,227	$6,455
Total Assets - affiliates	$5,227	$6,455

	June 30, 2023	December 31, 2022
Liabilities
Accounts Payable - affiliates	$833	$265
Subordinated Debt - affiliates (1)	5,000	20,000
Total Liabilities - affiliates	$5,833	$20,265
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue NAO - affiliates	$333	$626	$2,617	$1,577
Less: Cost of Revenue NAO - affiliates	—	4	332	33
Net NAO - affiliates	$333	$622	$2,285	$1,544

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $0.3 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. The total net amount direct billed and allocated to/(from) affiliates was $1.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company would have incurred incremental costs of $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $0.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During three months ended June 30, 2023 and 2022, Spark HoldCo made distributions to affiliates of our Founder of zero and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended June 30, 2023 and 2022, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.6 million and zero, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the six months ended June 30, 2023 and 2022, Spark HoldCo made distributions to affiliates of our Founder of $3.6 million and $7.2 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the six months ended June 30, 2023 and 2022, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.6 million and $0.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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
For the three months ended June 30, 2023 and 2022, we recorded asset optimization revenues of $2.9 million and $18.6 million and asset optimization cost of revenues of $4.3 million and $19.8 million, respectively, and for the six months ended June 30, 2023 and 2022, we recorded asset optimization revenues of $14.4 million and $45.8 million and asset optimization cost of revenues of $19.0 million and $48.0 million, respectively, which are presented on a net basis in asset optimization revenues.

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
Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$91,399	$97,099	$223,251	$224,253
Less:
Retail cost of revenues	45,926	61,702	163,367	130,409
Gross Profit	45,473	35,397	59,884	93,844
Less:
Net asset optimization expense	(1,359)	(1,248)	(4,632)	(2,152)
Net, (loss) gain on non-trading derivative instruments	(40)	12,067	(42,809)	55,983
Net, Cash settlements on non-trading derivative instruments	16,146	(8,679)	36,269	(21,999)
Non-recurring event - Winter Storm Uri	—	9,565	—	9,565
Retail Gross Margin	$30,726	$23,692	$71,056	$52,447

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2023
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$74,765	$17,856	$(1,222)	$—	$91,399
Retail cost of revenues	37,612	8,263	51	—	45,926
Gross Profit	$37,153	$9,593	$(1,273)	$—	$45,473
Less:
Net asset optimization expense	—	—	(1,359)	—	(1,359)
Net, gain (loss) on non-trading derivative instruments	254	(294)	—	—	(40)
Current period settlements on non-trading derivatives	13,905	2,241	—	—	16,146
Retail Gross Margin	$22,994	$7,646	$86	$—	$30,726
Total Assets at June 30, 2023	$1,995,063	$152,244	$304,500	$(2,157,024)	$294,783
Goodwill at June 30, 2023	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended June 30, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$82,290	$16,057	$(1,248)	$—	$97,099
Retail cost of revenues	50,116	11,586	—	—	61,702
Gross Profit	$32,174	$4,471	$(1,248)	$—	$35,397
Less:
Net asset optimization expense	—	—	(1,248)	—	(1,248)
Net, gain on non-trading derivative instruments	11,608	459	—	—	12,067
Current period settlements on non-trading derivatives	(5,710)	(2,969)	—	—	(8,679)
Non-recurring event - Winter Storm Uri	9,565	—	—	—	9,565
Retail Gross Margin	$16,711	$6,981	$—	$—	$23,692
Total Assets at December 31, 2022	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill at December 31, 2022	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$157,592	$70,154	$(4,495)	$—	$223,251
Retail cost of revenues	118,442	44,874	51	—	163,367
Gross Profit	$39,150	$25,280	$(4,546)	$—	$59,884
Less:
Net asset optimization expense	—	—	(4,632)	—	(4,632)
Net loss on non-trading derivatives	(35,841)	(6,968)	—	—	(42,809)
Current period settlements on non-trading derivatives	31,528	4,741	—	—	36,269
Retail Gross Margin	$43,463	$27,507	$86	$—	$71,056
Total Assets at June 30, 2023	$1,995,063	$152,244	$304,500	$(2,157,024)	$294,783
Goodwill at June 30, 2023	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$170,331	$56,074	$(2,152)	$—	$224,253
Retail cost of revenues	96,276	34,133	—	—	130,409
Gross Profit	$74,055	$21,941	$(2,152)	$—	$93,844
Less:
Net asset optimization expense	—	—	(2,152)	—	(2,152)
Net gain on non-trading derivatives	47,847	8,136	—	—	55,983
Current period settlements on non-trading derivatives	(17,254)	(4,745)	—	—	(21,999)
Non-recurring event - Winter Storm Uri	9,565	—	—	—	9,565
Retail Gross Margin	$33,897	$18,550	$—	$—	$52,447
Total Assets at December 31, 2022	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill at December 31, 2022	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In August 2022, we entered into an agreement to acquire up to approximately 18,700 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volumes billed and collected for the acquired customer contracts. These customers began transferring in the fourth quarter of 2022 and are located in our existing markets. Due to the contingent fee structure, the cost of the RCEs will be recognized when probable and reasonably estimable.

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

16. Subsequent Events

On July 19, 2023, we declared a quarterly cash dividend in the amount of $0.75922 per share to holders of record of the Series A Preferred Stock on October 1, 2023. The dividend will be paid on October 16, 2023.

Following the cessation of the publication of U.S. LIBOR on June 30, 2023, the Company uses Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2022 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. Results of operations and cash flows for the three and six months ended June 30, 2023 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2023, we operated in 103 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2023 and 2022, approximately 81% and 84%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2023 and 2022, approximately 19% and 16%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Appointment of Director

On June 7, 2023, the Board of Directors appointed A. Stephen Kennedy to serve as a Class II independent director. Mr. Kennedy has been appointed to the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

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

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and six months ended June 30, 2023:

RCEs:
(In thousands)	March 31, 2023	Additions	Attrition	June 30, 2023	% Increase (Decrease)
Retail Electricity	212	37	25	224	6%
Retail Natural Gas	127	3	8	122	(4)%
Total Retail	339	40	33	346	2%

RCEs:
(In thousands)	December 31, 2022	Additions	Attrition	June 30, 2023	% Increase (Decrease)
Retail Electricity	201	77	54	224	11%
Retail Natural Gas	130	10	18	122	(6)%
Total Retail	331	87	72	346	5%

The following table details our count of RCEs by geographical location as of June 30, 2023:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	62	28%	11	9%	73	21%
Mid-Atlantic	98	44%	54	44%	152	44%
Midwest	20	9%	20	16%	40	12%
Southwest	44	19%	37	31%	81	23%
Total	224	100%	122	100%	346	100%

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

During the three months ended June 30, 2023, we added approximately 40,000 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

During the three months ended June 30, 2023, we did not add any RCEs as a result of asset purchase agreements. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2023.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended June 30, 2023 and 2022 was 3.1% and 3.1%, respectively. Our customer attrition was slightly higher than the prior year due to the sharp increase in commodity prices across the industry.

Customer Credit Risk

Our credit loss expense for the three months ended June 30, 2023 and 2022 was 2.4% and 1.8%, respectively, and our credit loss expense for the six months ended June 30, 2023 and 2022 was 2.1% and 1.9% respectively, for non-

purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets in 2023 and focused on collection efforts, we have experienced a decrease in credit loss expense during the three months ended June 30, 2023.

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

Net asset optimization resulted in a loss of $1.4 million and a loss of $1.2 million for the three months ended June 30, 2023 and 2022, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA (1)	$12,013	$13,346	$30,824	$24,135
Retail Gross Margin (2)	$30,726	$23,692	$71,056	$52,447
(1) Adjusted EBITDA for the three and six months ended June 30, 2022 includes a deduction of $5.2 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to net income:
Net income	$19,086	$12,534	$12,315	$43,560
Depreciation and amortization	1,994	4,936	5,330	10,120
Interest expense	2,447	1,820	5,144	3,127
Income tax expense	5,240	2,730	3,244	8,774
EBITDA	28,767	22,020	26,033	65,581
Less:
Net, (loss) gain on derivative instruments	(667)	12,397	(43,437)	57,460
Net cash settlements on derivative instruments	16,530	(8,708)	36,667	(21,844)
Customer acquisition costs	1,490	1,394	3,263	2,590
Plus:
Non-cash compensation expense	599	1,571	1,284	1,922
Non-recurring event - Winter Storm Uri	—	(5,162)	—	(5,162)
Adjusted EBITDA	$12,013	$13,346	$30,824	$24,135
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$21,636	$8,361	$34,696	$12,944
Amortization of deferred financing costs	(207)	(468)	(413)	(713)
Bad debt expense	(933)	(809)	(1,888)	(1,833)
Interest expense	2,447	1,820	5,144	3,127
Income tax expense	5,240	2,730	3,244	8,774
Non-recurring event - Winter Storm Uri	—	(5,162)	—	(5,162)
Changes in operating working capital
Accounts receivable, prepaids, current assets	(23,788)	(9,928)	(37,863)	(9,373)
Inventory	1,367	2,283	(2,482)	409
Accounts payable and accrued liabilities	10,646	15,221	32,233	20,798
Other	(4,395)	(702)	(1,847)	(4,836)
Adjusted EBITDA	$12,013	$13,346	$30,824	$24,135
Cash Flow Data:
Net cash provided by operating activities	$21,636	$8,361	$34,696	$12,944
Net cash used in investing activities	$(401)	$(1,562)	$(775)	$(5,160)
Net cash used in financing activities	$(19,338)	$(15,056)	$(22,213)	$(37,581)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$91,399	$97,099	$223,251	$224,253
Less:
Retail cost of revenues	45,926	61,702	163,367	130,409
Gross Profit	45,473	35,397	59,884	93,844
Less:
Net asset optimization expense	(1,359)	(1,248)	(4,632)	(2,152)
(Loss) gain on non-trading derivative instruments	(40)	12,067	(42,809)	55,983
Cash settlements on non-trading derivative instruments	16,146	(8,679)	36,269	(21,999)
Non-recurring event - Winter Storm Uri	—	9,565	—	9,565
Retail Gross Margin	$30,726	$23,692	$71,056	$52,447
Retail Gross Margin - Retail Electricity Segment (1)	$22,994	$16,711	$43,463	$33,897
Retail Gross Margin - Retail Natural Gas Segment	$7,646	$6,981	$27,507	$18,550
Retail Gross Margin - Other	$86	$—	$86	$—
(1) Retail Gross Margin for the three and six months ended June 30, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion above.

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

Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Retail revenues	$92,621	$98,347	$227,746	$226,405
Net asset optimization expense	(1,359)	(1,248)	(4,632)	(2,152)
Other revenue	137	—	137	—
Total Revenues	91,399	97,099	223,251	224,253
Operating Expenses:
Retail cost of revenues	45,926	61,702	163,367	130,409
General and administrative expense	16,713	13,583	33,938	28,518
Depreciation and amortization	1,994	4,936	5,330	10,120
Total Operating Expenses	64,633	80,221	202,635	169,047
Operating income	26,766	16,878	20,616	55,206
Other (expense)/income:
Interest expense	(2,447)	(1,820)	(5,144)	(3,127)
Interest and other income	7	206	87	255
Total other expense	(2,440)	(1,614)	(5,057)	(2,872)
Income before income tax expense	24,326	15,264	15,559	52,334
Income tax expense	5,240	2,730	3,244	8,774
Net income	$19,086	$12,534	$12,315	$43,560
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$12,013	$13,346	$30,824	$24,135
Retail Gross Margin (1) (3)	$30,726	$23,692	$71,056	$52,447
Customer Acquisition Costs	$1,490	$1,394	$3,263	$2,590
Average Monthly RCE Attrition	3.1%	3.1%	3.5%	3.4%
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
(3) Retail Gross Margin for the three and six months ended June 30, 2022 includes a deduction of $9.6 million non-recurring credit related to Winter Storm Uri     add back in 2021.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total Revenues. Total revenues for the three months ended June 30, 2023 were approximately $91.4 million, a decrease of approximately $5.7 million, or 6%, from approximately $97.1 million for the three months ended June 30, 2022, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity volumes sold as a result of a smaller electricity customer book, which was offset by higher electricity unit revenue per MWh as a result of increased electricity rates in the second quarter of 2023 as compared to the second quarter of 2022.

Change in electricity volumes sold	$(20.0)
Change in natural gas volumes sold	1.0
Change in electricity unit revenue per MWh	12.5
Change in natural gas unit revenue per MMBtu	0.9
Change in other revenue	0.1
Change in net asset optimization expense	(0.2)
Change in total revenues	$(5.7)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2023 was approximately $45.9 million, a decrease of approximately $15.8 million, or 26%, from approximately $61.7 million for the three months ended June 30, 2022, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity volumes sold in the second quarter of 2023 as a result of smaller electricity customer book as compared to the second quarter of 2022.

Change in electricity volumes sold	$(15.9)
Change in natural gas volumes sold	0.6
Change in electricity unit cost per MWh	2.1
Change in electricity unit cost per MWh - Winter Storm Uri	9.6
Change in natural gas unit cost per MMBtu	0.6
Change in other costs	0.1
Change in value of retail derivative portfolio	(12.9)
Change in retail cost of revenues	$(15.8)

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2023 was approximately $16.7 million, an increase of approximately $3.1 million, or 23%, as compared to $13.6 million for the three months ended June 30, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2023 was approximately $2.0 million, a decrease of approximately $2.9 million, or 59%, from approximately $4.9 million for the three months ended June 30, 2022. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2023 was approximately $1.5 million, an increase of $0.1 million, or 7%, from approximately $1.4 million for the three months ended June 30, 2022 primarily due to increased sales activity in the second quarter of 2023 as compared to second quarter of 2022.

Six months ended June 30, 2023 Compared to Six months ended June 30, 2022

Total Revenues. Total revenues for the six months ended June 30, 2023 were approximately $223.3 million, a decrease of approximately $1.0 million, or less than 1%, from approximately $224.3 million for the six months ended June 30, 2022, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity volumes sold as a result of smaller electricity customer book. The decrease was offset by higher electricity unit revenue per MWh and higher natural gas unit revenue per MMBtu, as a result of increased electricity and natural gas rates in the first half of 2023 as compared to the first half of 2022.

Change in electricity volumes sold	$(49.4)
Change in natural gas volumes sold	0.1
Change in electricity unit revenue per MWh	36.7
Change in natural gas unit revenue per MMBtu	14.1
Change in other revenue	0.1
Change in net asset optimization expense	(2.6)
Change in total revenues	$(1.0)

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2023 was approximately $163.4 million, an increase of approximately $33.0 million, or 25%, from approximately $130.4 million for the six months ended June 30, 2022, as indicated in the table below (in millions). This increase was primarily due to a change in the value of our retail derivative portfolio and higher electricity costs. The increase was offset by a decrease in electricity volumes sold as a result of a smaller electricity customer book.

Change in electricity volumes sold	$(39.6)
Change in natural gas volumes sold	(0.1)
Change in electricity unit cost per MWh	17.3
Change in electricity unit cost per MWh - Winter Storm Uri	9.6
Change in natural gas unit cost per MMBtu	5.3
Change in other costs	0.1
Change in value of retail derivative portfolio	40.4
Change in retail cost of revenues	$33.0

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2023 was approximately $33.9 million, an increase of approximately $5.4 million, or 19%, as compared to $28.5 million for the six months ended June 30, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2023 was approximately $5.3 million, a decrease of approximately $4.8 million, or 48%, from approximately $10.1 million for the six months ended June 30, 2022. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2023 was approximately $3.3 million, an increase of approximately $0.7 million, or 27%, from approximately $2.6 million for the six months ended June 30, 2022. This increase was primarily due to increased sales activity in in the first half of 2023 as compared to first half of 2022.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Retail Electricity Segment
Total Revenues	$74,765	$82,290	$157,592	$170,331
Retail Cost of Revenues	37,612	50,116	118,442	96,276
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	14,159	5,898	(4,313)	30,593
Non-recurring event - Winter Storm Uri	—	9,565	—	9,565
Retail Gross Margin (1) — Electricity	$22,994	$16,711	$43,463	$33,897
Volumes — Electricity (MWhs)	457,054	603,497	913,331	1,288,649
Retail Gross Margin (2) — Electricity per MWh	$50.31	$27.69	$47.59	$26.30

Retail Natural Gas Segment
Total Revenues	$17,856	$16,057	$70,154	$56,074
Retail Cost of Revenues	8,263	11,586	44,874	34,133
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	1,947	(2,510)	(2,227)	3,391
Retail Gross Margin (1) — Gas	$7,646	$6,981	$27,507	$18,550
Volumes — Gas (MMBtus)	2,064,785	1,943,494	6,612,611	6,600,612
Retail Gross Margin (2) — Gas per MMBtu	$3.70	$3.59	$4.16	$2.81
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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended June 30, 2023 were approximately $74.8 million, a decrease of approximately $7.5 million, or 9%, from approximately $82.3 million for the three months ended June 30, 2022. This decrease was largely due to a decrease in electricity volumes of $20.0 million, which was partially offset by $12.5 million due to higher retail electricity prices.
Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2023 were approximately $37.6 million, a decrease of approximately $12.5 million, or 25%, from approximately $50.1 million for the three months ended June 30, 2022. This decrease was primarily due to lower volumes due to a smaller customer book, resulting in a decrease of $15.9 million and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a decrease of $8.3 million. The decrease was offset by an increase in supply costs of $9.6 million related to a Winter Storm Uri credit received in 2022, and an increase in electricity prices, resulting in an increase of $2.1 million.
Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2023 was approximately $23.0 million, an increase of approximately $6.3 million, or 38%, from approximately $16.7 million for the three months ended June 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$(4.1)
Change in unit margin per MWh	10.4
Change in retail electricity segment retail gross margin	$6.3
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2023 were approximately $17.9 million, an increase of approximately $1.9 million, or 12%, from approximately $16.0 million for the three months ended June 30, 2022. This increase was attributable to higher natural gas prices, which increased total revenues by $0.9 million and an increase in natural gas volumes of $1.0 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2023 were approximately $8.3 million, a decrease of $3.3 million, or 28%, from approximately $11.6 million for the three months ended June 30, 2022. This decrease was primarily due to a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $4.5 million. The decrease was offset by higher natural gas costs, which resulted in an increase of $0.6 million and an increase in volumes sold resulting in an increase of $0.6 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2023 was approximately $7.6 million, an increase of approximately $0.6 million, or 9%, from approximately $7.0 million for the three months ended June 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$0.4
Change in unit margin per MMBtu	0.2
Change in retail natural gas segment retail gross margin	$0.6

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the six months ended June 30, 2023 were approximately $157.6 million, a decrease of approximately $12.7 million, or 7%, from approximately $170.3 million for the six months ended June 30, 2022. This decrease was largely due to lower volumes, resulting in a decrease of $49.4 million. This decrease was partially offset by higher electricity prices, resulting in an increase of $36.7 million.
Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2023 was approximately $118.4 million, an increase of approximately $22.1 million, or 23%, from approximately $96.3 million for the six months ended June 30, 2022. This increase was primarily due to a change in the value of our derivative portfolio used for hedging resulting in an increase of $34.8 million, an increase in electricity costs of $17.3 million due to higher commodity price environment in 2023, and a credit of $9.6 million related to Winter Storm Uri received in 2022 from ERCOT. This increase was offset by a decrease in electricity volumes sold resulting in a decrease of $39.6 million.
Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2023 was approximately $43.5 million, an increase of approximately $9.6 million, or 28%, from approximately $33.9 million for the six months ended June 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$(9.8)
Change in unit margin per MWh	19.4
Change in retail electricity segment retail gross margin	$9.6
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2023 were approximately $70.2 million, an increase of approximately $14.1 million, or 25%, from approximately $56.1 million for the six months ended June 30, 2022. This increase was attributable to higher rates, which resulted in an increase in total revenues of $14.1 million.
Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2023 was approximately $44.9 million, an increase of approximately $10.8 million, or 32%, from approximately $34.1 million for the six months ended June 30, 2022. The increase was primarily attributable to a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $5.5 million and higher supply costs of $5.3 million.
Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2023 was approximately $27.5 million, an increase of approximately $8.9 million, or 48%, from approximately $18.6 million for the six months ended June 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$0.1
Change in unit margin per MMBtu	8.8
Change in retail natural gas segment retail gross margin	$8.9

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

Liquidity Position

The following table details our available liquidity as of June 30, 2023:

($ in thousands)	June 30, 2023
Cash and cash equivalents	$47,059
Senior Credit Facility Availability (1)	19,272
Subordinated Debt Facility Availability (2)	20,000
Total Liquidity	$86,331
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of June 30, 2023.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$34,696	$12,944
Net cash used in investing activities	$(775)	$(5,160)
Net cash used in financing activities	$(22,213)	$(37,581)

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2023 increased by $21.8 million compared to the six months ended June 30, 2022. The increase was primarily the result of changes in working capital for the six months ended June 30, 2023.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $4.4 million for the six months ended June 30, 2023. The decrease was primarily the result of customer acquisitions during the six months ended June 30, 2022 that did not re-occur in 2023.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $15.4 million for the six months ended June 30, 2023, primarily due to an increase in net borrowings of our Senior Credit Facility of $45.0 million, which was offset by a decrease in sub-debt borrowing of $35.0 million during the six months ended June 30, 2023.

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

As of June 30, 2023, we had total commitments of $195.0 million under the Senior Credit Facility, of which $143.7 million was outstanding, including $38.7 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of June 30, 2023, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of June 30, 2023, we had availability to borrow up to $19.3 million under the Senior Credit Facility.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of June 30, 2023, there was $5.0 million outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $20.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2025, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at June 30, 2023 was $105.0 million. The current variable interest rate on the facility at June 30, 2023 was 8.61%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended June 30, 2023 and 2022, we spent a total of $1.5 million and $1.4 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the six months ended June 30, 2023 and 2022 included $0.8 million and $1.1 million, respectively, related to information systems improvements.

Dividends and Distributions

During the three and six months ended June 30, 2023, we paid dividends to holders of our Class A common stock for the quarters ended December 31, 2022 and March 31, 2023, of zero and $2.9 million in the aggregate. In order to pay dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the three and six months ended June 30, 2023, Spark HoldCo made distributions of zero and $3.6 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

During the three and six months ended June 30, 2023, we paid $2.5 million and $4.9 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2023, we had accrued $2.6 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 17, 2023. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

For the full year ended December 31, 2023, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $10.3 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2023.

On July 19, 2023, we declared a dividend in the amount of $0.75922 per share for the Series A Preferred Stock for the second quarter of 2023. Dividends on Series A Preferred Stock will be paid on October 16, 2023 to holders of record on October 1, 2023. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

In April, 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock.

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

Off-Balance Sheet Arrangements
As of June 30, 2023, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of June 30, 2023, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $16.1 million and $3.4 million for three months ended June 30, 2023 and 2022, respectively and $(6.5) million and $34.0 million for the six months ended June 30, 2023 and 2022, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2022 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2023, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 559,849 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2023 levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million. As of June 30, 2023, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 255,332 MWhs. An increase of 10% in the forward market prices from their June 30, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.0 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2023 levels would have increased the fair market value of our non-trading energy derivatives by $1.0 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not to our end-use customers in these territories. Approximately 53% and 57% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended June 30, 2023 and 2022, respectively, and 54% and 61% for the six months ended June 30, 2023 and 2022, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.0% and 0.9%, for the three months ended June 30, 2023 and 2022, respectively, and 1.0% and 1.0% for the six months ended June 30, 2023 and 2022, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended June 30, 2023 and 2022 was 2.4% and 1.8% of non-POR market retail revenues, respectively and our bad debt expense for the six months ended June 30, 2023 and 2022 was 2.1% and 1.9% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2023.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2023, approximately $0.7 million of our total exposure of $0.8 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at June 30, 2023.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.
At June 30, 2023, we were co-borrowers under the Senior Credit Facility, under which $105.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2023, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act. On July 19, 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.75922 per share for the Series A Preferred Stock for the second quarter of 2023 for an aggregate amount of $2.7 million for the quarter. Based on the Series A Preferred Stock outstanding on June 30, 2023, a 1.0% increase in interest rates would have resulted in additional dividends of less than $0.1 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that as a result of the material weakness in our internal control over financial reporting, more described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
3.1	Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through August 6, 2021	10-Q	3.1	11/4/2021	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
10.1†	Amendment to Engagement Letter Agreement, dated July 5, 2023, by and between Good Counsel Group LLC and Spark Energy, LLC.	8-K	10.1	7/6/2023	001-36559
10.2†	Indemnification Agreement, dated June 7, 2023, by and between Via Renewables, Inc. and A. Stephen Kennedy	8-K	10.1	6/12/2023	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith
** Furnished herewith
# Certain schedules, exhibits and annexes have been omitted in reliance on Item 601 (a)(5) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule, exhibit or annex to the Commission upon request
† Management contract, or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Via Renewables, Inc.

August 3, 2023	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)