Form 10-Q
period 2023-09-30
Via Renewables, Inc.
filed 2023-11-02
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
        Yes ☐    No ☒

There were 3,232,701 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of October 31, 2023.

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
•the impact of extreme and unpredictable weather conditions, including hurricanes, heat waves and other natural disasters;
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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$45,137	$33,658
Restricted cash	—	1,693
Accounts receivable, net of allowance for credit losses of $4,935 at September 30, 2023 and $4,335 at December 31, 2022	51,275	81,466
Accounts receivable—affiliates	4,569	6,455
Inventory	3,027	4,405
Fair value of derivative assets, net	166	1,632
Customer acquisition costs, net	5,005	3,530
Customer relationships, net	342	2,520
Deposits	8,230	10,568
Renewable energy credit asset	24,871	24,251
Other current assets	7,524	8,749
Total current assets	150,146	178,927
Property and equipment, net	4,758	4,691
Fair value of derivative assets, net	—	666
Customer acquisition costs, net	1,729	1,683
Customer relationships, net	225	481
Deferred tax assets	17,100	20,437
Goodwill	120,343	120,343
Other assets	2,775	3,722
Total assets	$297,076	$330,950
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$22,548	$53,296
Accounts payable—affiliates	1,062	265
Accrued liabilities	10,413	8,431
Renewable energy credit liability	13,173	13,722
Fair value of derivative liabilities, net	13,497	16,132
Other current liabilities	58	322
Total current liabilities	60,751	92,168
Long-term liabilities:
Fair value of derivative liabilities, net	1,451	2,715
Long-term portion of Senior Credit Facility	105,000	100,000
Subordinated debt—affiliates	—	20,000
Other long-term liabilities	—	18
Total liabilities	167,202	214,901
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at September 30, 2023 and December 31, 2022	88,045	87,713
Stockholders' equity:
Common Stock:
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,261,620 shares issued and 3,232,701 shares outstanding at September 30, 2023 and 3,200,472 shares issued and 3,171,553 shares outstanding at December 31, 2022	32	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	40	40
Additional paid-in capital	39,230	42,871
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	12,038	2,073
Treasury stock, at cost, 28,919 shares at September 30, 2023 and December 31, 2022	(2,406)	(2,406)
Total stockholders' equity	48,894	42,570
Non-controlling interest in Spark HoldCo, LLC	(7,065)	(14,234)
Total equity	41,829	28,336
Total liabilities, Series A Preferred Stock and Stockholders' equity	$297,076	$330,950
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Retail revenues	$109,753	$117,187	$337,499	$343,592
Net asset optimization (expense) revenue	(936)	1,672	(5,568)	(480)
Other revenue	1,422	—	1,559	—
Total Revenues	110,239	118,859	333,490	343,112
Operating Expenses:
Retail cost of revenues	71,050	102,212	234,417	232,621
General and administrative	17,135	16,302	51,073	44,820
Depreciation and amortization	1,816	3,270	7,146	13,390
Total Operating Expenses	90,001	121,784	292,636	290,831
Operating income (loss)	20,238	(2,925)	40,854	52,281
Other (expense) income:
Interest expense	(2,233)	(2,002)	(7,377)	(5,129)
Interest and other income	9	11	96	265
Total other expenses	(2,224)	(1,991)	(7,281)	(4,864)
Income (loss) before income tax expense	18,014	(4,916)	33,573	47,417
Income tax expense (benefit)	3,355	(48)	6,599	8,726
Net income (loss)	$14,659	$(4,868)	$26,974	$38,691
Less: Net income (loss) attributable to non-controlling interests	7,140	(3,987)	11,661	21,981
Net income (loss) attributable to Via Renewables, Inc. stockholders	$7,519	$(881)	$15,313	$16,710
Less: Dividend on Series A Preferred Stock	2,708	2,026	7,892	5,677
Net income (loss) attributable to stockholders of Class A common stock	$4,811	$(2,907)	$7,421	$11,033

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$1.49	$(0.92)	$2.32	$3.50
Diluted	$1.47	$(0.92)	$2.29	$3.48

Weighted average shares of Class A common stock outstanding
Basic	3,232	3,172	3,204	3,151
Diluted	7,232	3,172	7,204	3,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Nine Months Ended September 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—		—	—	—	1,779	—	1,779	—	1,779
Restricted stock unit vesting	47		—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	15,313	15,313	11,661	26,974
Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,308)	(4,308)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(5,348)	(7,892)	—	(7,892)
Changes in ownership interest	—	—	—	—	—	—	—	184	—	184	(184)	—
Balance at September 30, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$39,230	$12,038	$48,894	$(7,065)	$41,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2023	3,260	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,559	$7,227	$43,412	$(13,944)	$29,468
Stock based compensation	—	—	—	—	—	—	—	485	—	485	—	485
Restricted stock unit vesting	2	—	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	—	—	7,519	7,519	7,140	14,659
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Changes in Ownership Interest	—	—	—	—	—	—	—	186	—	186	(186)	—
Balance at September 30, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$39,230	$12,038	$48,894	$(7,065)	$41,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

Nine Months Ended September 30, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	3,159	4,000	(29)	$32	$40	$(2,406)	$(40)	$53,918	$173	$51,717	$(3,168)	$48,549
Stock based compensation	—	—	—	—	—	—	—	2,478	—	2,478	—	2,478
Restricted stock unit vesting	42		—	—	—	—	—	(471)	—	(471)	—	(471)
Consolidated net income	—	—	—	—	—	—	—	—	16,710	16,710	21,981	38,691
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(10,928)	(10,928)
Dividends paid to Class A common stockholders ($2.71875 per share)	—	—	—	—	—	—	—	—	(8,587)	(8,587)	—	(8,587)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,677)	(5,677)	—	(5,677)
Changes in ownership interest	—	—	—	—	—	—	—	213	—	213	(213)	—
Balance at September 30, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$56,138	$2,619	$56,383	$7,672	$64,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2022
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$55,702	$8,401	$61,729	$15,099	$76,828
Stock based compensation	—	—	—	—	—	—	—	621	—	621	—	621
Consolidated net loss	—	—	—	—	—	—	—	—	(881)	(881)	(3,987)	(4,868)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	—	(2,874)	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,027)	(2,027)	—	(2,027)
Changes in ownership interest	—	—	—	—	—	—	—	(185)	—	(185)	185	—
Balance at September 30, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$56,138	$2,619	$56,383	$7,672	$64,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$26,974	$38,691
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	7,146	13,390
Deferred income taxes	3,337	5,048
Stock based compensation	1,784	2,590
Amortization of deferred financing costs	619	919
Bad debt expense	2,717	2,895
Loss (gain) on derivatives, net	50,428	(55,815)
Current period cash settlements on derivatives, net	(51,767)	35,922
Other	126	43
Changes in assets and liabilities:
Decrease in accounts receivable	27,473	7,075
Decrease (increase) in accounts receivable—affiliates	1,886	(1,824)
Decrease (increase) in inventory	1,378	(3,292)
Increase in customer acquisition costs	(4,961)	(4,274)
Decrease in prepaid and other current assets	1,895	1,978
Decrease (increase) in other assets	641	(722)
Decrease in accounts payable and accrued liabilities	(29,334)	(19,771)
Increase (decrease) in accounts payable—affiliates	797	(60)
Decrease in other current liabilities	(264)	(1,475)
Decrease in other non-current liabilities	(18)	(107)
Net cash provided by operating activities	40,857	21,211
Cash flows from investing activities:
Purchases of property and equipment	(1,144)	(1,940)
Acquisition of Customers	—	(4,460)
Net cash used in investing activities	(1,144)	(6,400)
Cash flows from financing activities:
Borrowings on notes payable	258,000	229,000
Payments on notes payable	(253,000)	(271,000)
Net (paydown) borrowings on subordinated debt facility	(20,000)	20,000
Restricted stock vesting	(186)	(663)
Payment of dividends to Class A common stockholders	(2,874)	(8,587)
Payment of distributions to non-controlling unitholders	(4,308)	(10,928)
Payment of Preferred Stock dividends	(7,559)	(5,602)
Net cash used in financing activities	(29,927)	(47,780)
Increase (decrease) in Cash, cash equivalents and Restricted cash	9,786	(32,969)
Cash, cash equivalents and Restricted cash—beginning of period	35,351	75,320
Cash, cash equivalents and Restricted cash—end of period	$45,137	$42,351
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$15	$(8)
Cash paid during the period for:
Interest	$6,736	$3,347
Taxes	$2,671	$280
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

	Reportable Segments
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$30,119	$993	$31,112	$31,366	$821	$32,187
Mid-Atlantic	32,858	3,478	36,336	33,761	5,281	39,042
Midwest	9,384	1,089	10,473	12,165	1,617	13,782
Southwest	25,494	6,338	31,832	27,678	4,498	32,176
	$97,855	$11,898	$109,753	$104,970	$12,217	$117,187

Customer type
Commercial	$11,655	$6,577	$18,232	$12,560	$6,661	$19,221
Residential	87,012	5,411	92,423	97,177	5,047	102,224
Unbilled revenue (c)	(812)	(90)	(902)	(4,767)	509	(4,258)
	$97,855	$11,898	$109,753	$104,970	$12,217	$117,187

Customer credit risk
POR	$55,603	$4,078	$59,681	$63,444	$6,202	$69,646
Non-POR	42,252	7,820	50,072	41,526	6,015	47,541
	$97,855	$11,898	$109,753	$104,970	$12,217	$117,187

	Reportable Segments
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (a)	Retail Natural Gas	Total Reportable Segments

Primary markets (b)
New England	$89,268	$6,060	$95,328	$84,463	$7,331	$91,794
Mid-Atlantic	84,548	28,753	113,301	89,304	32,396	121,700
Midwest	24,342	13,409	37,751	31,396	14,358	45,754
Southwest	57,289	33,830	91,119	70,138	14,206	84,344
	$255,447	$82,052	$337,499	$275,301	$68,291	$343,592

Customer type
Commercial	$31,301	$47,021	$78,322	$33,119	$37,854	$70,973
Residential	227,669	49,158	276,827	246,662	36,392	283,054
Unbilled revenue (c)	(3,523)	(14,127)	(17,650)	(4,480)	(5,955)	(10,435)
	$255,447	$82,052	$337,499	$275,301	$68,291	$343,592

Customer credit risk
POR	$146,826	$36,432	$183,258	$166,346	$41,147	$207,493
Non-POR	108,621	45,620	154,241	108,955	27,144	136,099
	$255,447	$82,052	$337,499	$275,301	$68,291	$343,592
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

(c) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

Reconciliation to Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Reportable Segments Revenue	$109,753	$117,187	$337,499	$343,592
Net asset optimization (expense) revenue	(936)	1,672	(5,568)	(480)
Other Revenue	1,422	—	1,559	—
Total Revenues	$110,239	$118,859	$333,490	$343,112

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2023 and 2022, our retail revenues included gross receipts taxes of $0.3 million and $0.4 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.5 million and $1.4 million, respectively. During the nine months ended September 30, 2023 and 2022, our retail revenues included gross receipt taxes of $0.8 million and $1.0 million, respectively, and our retail cost of revenues included gross receipts taxes of $4.1 million and $4.0 million, respectively.

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

A rollforward of our allowance for credit losses for the nine months ended September 30, 2023 are presented in the table below (in thousands):

Balance at December 31, 2022	$(4,335)
Current period credit loss provision	(2,717)
Write-offs	2,200
Recovery of previous write-offs	(83)
Balance at September 30, 2023	$(4,935)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of our Founder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at September 30, 2023 and December 31, 2022, respectively.

	The Company	Affiliated Owners
September 30, 2023	44.92%	55.08%
December 31, 2022	44.45%	55.55%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) before taxes allocated to non-controlling interest	$8,398	$(3,909)	$14,021	$23,432
Less: Income tax expense allocated to non-controlling interest	1,258	78	2,360	1,451
Net income (loss) attributable to non-controlling interests	$7,140	$(3,987)	$11,661	$21,981

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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three and nine months ended September 30, 2023, we paid zero and $2.9 million in dividends to the holders of the Company's Class A common stock.

If we pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three and nine months ended September 30, 2023, Spark HoldCo made corresponding distributions of zero and $3.6 million to our non-controlling interest holders.

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. During the three months ended September 30, 2023, we did not pay dividends to the holders of the Company's Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Via Renewables, Inc. stockholders	$7,519	$(881)	$15,313	$16,710
Less: Dividend on Series A Preferred Stock	2,708	2,026	7,892	5,677
Net income (loss) attributable to stockholders of Class A common stock	$4,811	$(2,907)	$7,421	$11,033

Basic weighted average Class A common shares outstanding	3,232	3,172	3,204	3,151
Basic income (loss) per share attributable to stockholders	$1.49	$(0.92)	$2.32	$3.50

Net income (loss) attributable to stockholders of Class A common stock	$4,811	$(2,907)	$7,421	$11,033
Effect of conversion of Class B common stock to shares of Class A common stock	5,803	—	9,088	—
Diluted net income (loss) attributable to stockholders of Class A common stock	$10,614	$(2,907)	$16,509	$11,033

Basic weighted average Class A common shares outstanding	3,232	3,172	3,204	3,151
Effect of dilutive Class B common stock	4,000	—	4,000	—
Effect of dilutive restricted stock units	—	—	—	22
Diluted weighted average shares outstanding	7,232	3,172	7,204	3,173

Diluted income (loss) per share attributable to stockholders	$1.47	$(0.92)	$2.29	$3.48

The computation of diluted earnings per share for the three and nine months ended September 30, 2022, excludes 4.0 million and 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries except VES. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$44,539	$33,267
Accounts receivable	50,689	81,363
Other current assets	50,812	61,162
Total current assets	146,040	175,792
Non-current assets:
Goodwill	120,343	120,343
Other assets	11,106	13,675
Total non-current assets	131,449	134,018
Total Assets	$277,489	$309,810

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$32,503	$61,367
Other current liabilities	63,369	63,673
Total current liabilities	95,872	125,040
Long-term liabilities:
Long-term portion of Senior Credit Facility	105,000	100,000
Subordinated debt — affiliate	—	20,000
Other long-term liabilities	1,451	2,733
Total long-term liabilities	106,451	122,733
Total Liabilities	$202,323	$247,773

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

During the three and nine months ended September 30, 2023, we paid $2.6 million and $7.6 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2023, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 16, 2023.

A summary of our preferred equity balance for the nine months ended September 30, 2023 is as follows:

(in thousands)
Balance at December 31, 2022	$87,713
Accumulated dividends on Series A Preferred Stock	332
Balance at September 30, 2023	$88,045

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
Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2023 and December 31, 2022, we offset $2.5 million and $2.7 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions
The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2023	December 31, 2022
Natural Gas	MMBtu	6,049	5,984
Electricity	MWh	1,017	1,380
Trading

Commodity	Notional	September 30, 2023	December 31, 2022
Natural Gas	MMBtu	830	957
Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Loss) gain on non-trading derivatives, net	$(6,193)	$(1,413)	$(49,002)	$54,570
(Loss) gain on trading derivatives, net	(798)	(232)	(1,426)	1,245
(Loss) gain on derivatives, net	(6,991)	(1,645)	(50,428)	55,815
Current period settlements on non-trading derivatives	$14,430	$(14,068)	$50,699	$(36,067)
Current period settlements on trading derivatives	670	(10)	1,068	145
Total current period settlements on derivatives	$15,100	$(14,078)	$51,767	$(35,922)
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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$262	$(98)	$164	$—	$164
Trading commodity derivatives	2	—	2	—	2
Total Current Derivative Assets	264	(98)	166	—	166
Non-trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$264	$(98)	$166	$—	$166

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(27,916)	$12,569	$(15,347)	$2,363	$(12,984)
Trading commodity derivatives	(514)	1	(513)	—	(513)
Total Current Derivative Liabilities	(28,430)	12,570	(15,860)	2,363	(13,497)
Non-trading commodity derivatives	(2,626)	991	(1,635)	184	(1,451)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,626)	991	(1,635)	184	(1,451)
Total Derivative Liabilities	$(31,056)	$13,561	$(17,495)	$2,547	$(14,948)

	December 31, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$709	$(154)	$555	$—	$555
Trading commodity derivatives	1,267	(190)	1,077	—	1,077
Total Current Derivative Assets	1,976	(344)	1,632	—	1,632
Non-trading commodity derivatives	1,364	(698)	666	—	666
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,364	(698)	666	—	666
Total Derivative Assets	$3,340	$(1,042)	$2,298	$—	$2,298

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(42,586)	$24,969	$(17,617)	$2,715	$(14,902)
Trading commodity derivatives	(1,831)	601	(1,230)	—	(1,230)
Total Current Derivative Liabilities	(44,417)	25,570	(18,847)	2,715	(16,132)
Non-trading commodity derivatives	(2,907)	192	(2,715)	—	(2,715)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,907)	192	(2,715)	—	(2,715)
Total Derivative Liabilities	$(47,324)	$25,762	$(21,562)	$2,715	$(18,847)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	September 30, 2023	December 31, 2022
Information technology	2 – 5	$7,412	$7,680
Furniture and fixtures	2 – 5	—	20
Total		7,412	7,700
Accumulated depreciation		(2,654)	(3,009)
Property and equipment—net		$4,758	$4,691
Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2023 and December 31, 2022, information technology includes $1.2 million and $0.9 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2023	December 31, 2022
Goodwill	$120,343	$120,343
Customer relationships—Acquired
Cost	$—	$5,026
Accumulated amortization	—	(4,825)
Customer relationships—Acquired	$—	$201
Customer relationships—Other
Cost	$961	$7,886
Accumulated amortization	(394)	(5,086)
Customer relationships—Other, net	$567	$2,800
Trademarks
Cost	$4,040	$4,041
Accumulated amortization	(1,515)	(1,213)
Trademarks, net	$2,525	$2,828

Changes in goodwill, customer relationships and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired	Customer Relationships— Other	Trademarks
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
Additions	—	—	—	—
Amortization	—	(201)	(2,233)	(303)
Balance at September 30, 2023	$120,343	$—	$567	$2,525

During the three months ended March 31, 2022, the Company changed the estimated average life for Customer Relationships – Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the three months ended March 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at September 30, 2023 is as follows (in thousands):

Year ending December 31,
2023 (remaining three months)	$186
2024	746
2025	543
2026	404
2027	404
> 5 years	809
Total	$3,092

9. Debt
Debt consists of the following amounts as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Long-term debt:
Senior Credit Facility (1) (2)	$105,000	$100,000
Subordinated Debt	—	20,000
Total long-term debt	105,000	120,000
Total debt	$105,000	$120,000
(1) As of September 30, 2023 and December 31, 2022, the weighted average interest rate on the Senior Credit Facility was 8.81% and 7.83%, respectively.
(2) As of September 30, 2023 and December 31, 2022, we had $29.0 million and $34.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.4 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively. Of these amounts, $0.8 million and $0.8 million are recorded in other current assets, and $0.6 million and $1.3 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Senior Credit Facility	$1,593	$1,270	$5,394	$2,849
Letters of credit fees and commitment fees	435	504	1,299	1,266
Amortization of deferred financing costs	206	206	619	919
Other	(1)	22	65	95
Interest Expense	$2,233	$2,002	$7,377	$5,129

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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of September 30, 2023 was 1.63 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the Securities and Exchange Commission, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of September 30, 2023 was 1.94 to 1.00.

•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of September 30, 2023 was 1.87 to 1.00.

As of September 30, 2023, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the impact of gross profit compression due to market volatility on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends.

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

As of September 30, 2023, and December 31, 2022, there were zero and $20.0 million, respectively, of outstanding borrowings under the Subordinated Debt Facility.
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

	Level 1	Level 2	Level 3	Total
September 30, 2023
Non-trading commodity derivative assets	$—	$164	$—	$164
Trading commodity derivative assets	—	2	—	2
Total commodity derivative assets	$—	$166	$—	$166
Non-trading commodity derivative liabilities	$—	$(14,435)	$—	$(14,435)
Trading commodity derivative liabilities	—	(513)	—	(513)
Total commodity derivative liabilities	$—	$(14,948)	$—	$(14,948)

	Level 1	Level 2	Level 3	Total
December 31, 2022
Non-trading commodity derivative assets	$72	$1,149	$—	$1,221
Trading commodity derivative assets	—	1,077	—	1,077
Total commodity derivative assets	$72	$2,226	$—	$2,298
Non-trading commodity derivative liabilities	$—	$(17,617)	$—	$(17,617)
Trading commodity derivative liabilities	—	(1,230)	—	(1,230)
Total commodity derivative liabilities	$—	$(18,847)	$—	$(18,847)
We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2023 and the year ended December 31, 2022.
Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2023 and December 31, 2022, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.3 million and $0.1 million, respectively.

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

As of September 30, 2023, we had a net deferred tax asset of $17.1 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended September 30, 2023 and 2022 was 18.6% and 1.0%, respectively. The effective U.S. federal and state income tax rate for the nine months ended September 30, 2023 and 2022 was 19.7% and 18.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders' taxable income.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

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

Maine. On February 9, 2023, Maine Commission Advocacy Staff filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023. The Company is working with the Commission and believes this matter will not have a material impact on the Company.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2020 to 2023 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of September 30, 2023 and December 31, 2022, we had accrued $4.1 million and $3.7 million, respectively, related to litigation and regulatory matters and $0.7 million and $0.2 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	September 30, 2023	December 31, 2022
Assets
Accounts Receivable - affiliates	$4,569	$6,455
Total Assets - affiliates	$4,569	$6,455

	September 30, 2023	December 31, 2022
Liabilities
Accounts Payable - affiliates	$1,062	$265
Subordinated Debt - affiliates (1)	—	20,000
Total Liabilities - affiliates	$1,062	$20,265
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue NAO - affiliates	$194	$739	$2,811	$2,316
Less: Cost of Revenue NAO - affiliates	1	110	333	143
Net NAO - affiliates	$193	$629	$2,478	$2,173

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(0.5) million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The total net amount direct billed and allocated to/(from) affiliates was $1.4 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company would have incurred incremental costs of $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $1.2 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During three months ended September 30, 2023 and 2022, Spark HoldCo made distributions to affiliates of our Founder of zero and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended September 30, 2023 and 2022, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.1 million and zero, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the nine months ended September 30, 2023 and 2022, Spark HoldCo made distributions to affiliates of our Founder of $3.6 million and $10.8 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the nine months ended September 30, 2023 and 2022, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.7 million and $0.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

14. Segment Reporting
Our determination of reportable business segments considers the strategic operating units under which we make financial decisions, allocate resources and assess performance of our business. Our reportable business segments are retail electricity and retail natural gas. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers, and related services. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Corporate and other consists of expenses and assets of the retail electricity and natural gas segments that are managed at a consolidated level such as general and administrative expenses, wireless data and device programs, and asset optimization activities.
For the three months ended September 30, 2023 and 2022, we recorded asset optimization revenues of $2.9 million and $22.6 million and asset optimization cost of revenues of $3.8 million and $20.9 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recorded asset optimization revenues of $17.3 million and $68.4 million and asset optimization cost of revenues of $22.9 million and $68.9 million, respectively, which are presented on a net basis in asset optimization revenues.

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
Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$110,239	$118,859	$333,490	$343,112
Less:
Retail cost of revenues	71,050	102,212	234,417	232,621
Gross Profit	39,189	16,647	99,073	110,491
Less:
Net asset optimization (expense) revenue	(936)	1,672	(5,568)	(480)
Net, (loss) gain on non-trading derivative instruments	(6,193)	(1,413)	(49,002)	54,570
Net, Cash settlements on non-trading derivative instruments	14,430	(14,068)	50,699	(36,067)
Non-recurring event - Winter Storm Uri	—	—	—	9,565
Retail Gross Margin	$31,888	$30,456	$102,944	$82,903

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2023
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$97,855	$11,898	$486	$—	$110,239
Retail cost of revenues	64,575	5,790	685	—	71,050
Gross Profit	$33,280	$6,108	$(199)	$—	$39,189
Less:
Net asset optimization expense	—	—	(936)	—	(936)
Net, loss on non-trading derivative instruments	(6,143)	(50)	—	—	(6,193)
Current period settlements on non-trading derivatives	13,432	998	—	—	14,430
Retail Gross Margin	$25,991	$5,160	$737	$—	$31,888
Total Assets at September 30, 2023	$2,052,268	$164,076	$299,577	$(2,218,845)	$297,076
Goodwill at September 30, 2023	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended September 30, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$104,970	$12,217	$1,672	$—	$118,859
Retail cost of revenues	92,816	9,396	—	—	102,212
Gross Profit	$12,154	$2,821	$1,672	$—	$16,647
Less:
Net asset optimization revenue	—	—	1,672	—	1,672
Net, (loss) gain on non-trading derivative instruments	(5,290)	3,877	—	—	(1,413)
Current period settlements on non-trading derivatives	(11,063)	(3,005)	—	—	(14,068)
Non-recurring event - Winter Storm Uri	—	—	—	—	—
Retail Gross Margin	$28,507	$1,949	$—	$—	$30,456
Total Assets at December 31, 2022	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill at December 31, 2022	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$255,447	$82,052	$(4,009)	$—	$333,490
Retail cost of revenues	183,017	50,664	736	—	234,417
Gross Profit	$72,430	$31,388	$(4,745)	$—	$99,073
Less:
Net asset optimization expense	—	—	(5,568)	—	(5,568)
Net loss on non-trading derivatives	(41,984)	(7,018)	—	—	(49,002)
Current period settlements on non-trading derivatives	44,960	5,739	—	—	50,699
Retail Gross Margin	$69,454	$32,667	$823	$—	$102,944
Total Assets at September 30, 2023	$2,052,268	$164,076	$299,577	$(2,218,845)	$297,076
Goodwill at September 30, 2023	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$275,301	$68,291	$(480)	$—	$343,112
Retail cost of revenues	189,092	43,529	—	—	232,621
Gross Profit	$86,209	$24,762	$(480)	$—	$110,491
Less:
Net asset optimization expense	—	—	(480)	—	(480)
Net gain on non-trading derivatives	42,557	12,013	—	—	54,570
Current period settlements on non-trading derivatives	(28,317)	(7,750)	—	—	(36,067)
Non-recurring event - Winter Storm Uri	9,565	—	—	—	9,565
Retail Gross Margin	$62,404	$20,499	$—	$—	$82,903
Total Assets at December 31, 2022	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill at December 31, 2022	$117,813	$2,530	$—	$—	$120,343

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

16. Subsequent Events

On October 18, 2023, we declared a quarterly cash dividend in the amount of $0.76459 per share to holders of record of the Series A Preferred Stock on January 1, 2024. The dividend will be paid on January 16, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in our 2022 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. Results of operations and cash flows for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be attained for any other period. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors."
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2023, we operated in 103 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2023 and 2022, approximately 89% and 90%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2023 and 2022, approximately 11% and 10%, respectively, of our retail revenues were derived from the sale of natural gas.

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

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment during the three and nine months ended September 30, 2023:

RCEs:
(In thousands)	June 30, 2023	Additions	Attrition	September 30, 2023	% Increase (Decrease)
Retail Electricity	224	19	24	219	(2)%
Retail Natural Gas	122	5	9	118	(3)%
Total Retail	346	24	33	337	(3)%

RCEs:
(In thousands)	December 31, 2022	Additions	Attrition	September 30, 2023	% Increase (Decrease)
Retail Electricity	201	96	78	219	9%
Retail Natural Gas	130	15	27	118	(9)%
Total Retail	331	111	105	337	2%

The following table details our count of RCEs by geographical location as of September 30, 2023:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	61	28%	12	10%	73	22%
Mid-Atlantic	97	44%	52	44%	149	44%
Midwest	20	9%	20	17%	40	12%
Southwest	41	19%	34	29%	75	22%
Total	219	100%	118	100%	337	100%

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

During the three months ended September 30, 2023, we added approximately 24,000 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

During the three months ended September 30, 2023, we did not add any RCEs as a result of asset purchase agreements. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2023.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended September 30, 2023 and 2022 was 3.1% and 4.0%, respectively. Our customer attrition was slightly lower than the prior year due to the decrease in commodity prices across the industry in 2023, compared to 2022.

Customer Credit Risk

Our credit loss expense for the three months ended September 30, 2023 and 2022 was 1.3% and 1.8%, respectively, and our credit loss expense for the nine months ended September 30, 2023 and 2022 was 1.8% and 1.9% respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets in 2023 and focused on collection efforts, we have experienced a decrease in credit loss expense during the three and nine months ended September 30, 2023.

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

Net asset optimization resulted in a loss of $0.9 million and a gain of $1.7 million for the three months ended September 30, 2023 and 2022, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA (1)	$12,756	$15,063	$43,580	$39,197
Retail Gross Margin (2)	$31,888	$30,456	$102,944	$82,903
(1) Adjusted EBITDA for the nine months ended September 30, 2022 includes a deduction of $5.2 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$14,659	$(4,868)	$26,974	$38,691
Depreciation and amortization	1,816	3,270	7,146	13,390
Interest expense	2,233	2,002	7,377	5,129
Income tax expense (benefit)	3,355	(48)	6,599	8,726
EBITDA	22,063	356	48,096	65,936
Less:
Net, (loss) gain on derivative instruments	(6,991)	(1,645)	(50,428)	55,815
Net cash settlements on derivative instruments	15,100	(14,078)	51,767	(35,922)
Customer acquisition costs	1,698	1,684	4,961	4,274
Plus:
Non-cash compensation expense	500	668	1,784	2,590
Non-recurring event - Winter Storm Uri	—	—	—	(5,162)
Adjusted EBITDA	$12,756	$15,063	$43,580	$39,197
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$6,161	$8,267	$40,857	$21,211
Amortization of deferred financing costs	(206)	(206)	(619)	(919)
Bad debt expense	(829)	(1,062)	(2,717)	(2,895)
Interest expense	2,233	2,002	7,377	5,129
Income tax expense (benefit)	3,355	(48)	6,599	8,726
Non-recurring event - Winter Storm Uri	—	—	—	(5,162)
Changes in operating working capital
Accounts receivable, prepaids, current assets	6,609	2,144	(31,254)	(7,229)
Inventory	1,104	2,883	(1,378)	3,292
Accounts payable and accrued liabilities	(3,432)	508	28,801	21,306
Other	(2,239)	575	(4,086)	(4,262)
Adjusted EBITDA	$12,756	$15,063	$43,580	$39,197
Cash Flow Data:
Net cash provided by operating activities	$6,161	$8,267	$40,857	$21,211
Net cash used in investing activities	$(369)	$(1,240)	$(1,144)	$(6,400)
Net cash used in financing activities	$(7,714)	$(10,199)	$(29,927)	$(47,780)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$110,239	$118,859	$333,490	$343,112
Less:
Retail cost of revenues	71,050	102,212	234,417	232,621
Gross Profit	39,189	16,647	99,073	110,491
Less:
Net asset optimization (expense) revenue	(936)	1,672	(5,568)	(480)
(Loss) gain on non-trading derivative instruments	(6,193)	(1,413)	(49,002)	54,570
Cash settlements on non-trading derivative instruments	14,430	(14,068)	50,699	(36,067)
Non-recurring event - Winter Storm Uri	—	—	—	9,565
Retail Gross Margin	$31,888	$30,456	$102,944	$82,903
Retail Gross Margin - Retail Electricity Segment (1)	$25,991	$28,507	$69,454	$62,404
Retail Gross Margin - Retail Natural Gas Segment	$5,160	$1,949	$32,667	$20,499
Retail Gross Margin - Other	$737	$—	$823	$—
(1) Retail Gross Margin for the nine months ended September 30, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (Winter Storm Uri) securitization mechanism in June 2022. See further discussion above.

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

Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Retail revenues	$109,753	$117,187	$337,499	$343,592
Net asset optimization (expense) revenue	(936)	1,672	(5,568)	(480)
Other revenue	1,422	—	1,559	—
Total Revenues	110,239	118,859	333,490	343,112
Operating Expenses:
Retail cost of revenues	71,050	102,212	234,417	232,621
General and administrative expense	17,135	16,302	51,073	44,820
Depreciation and amortization	1,816	3,270	7,146	13,390
Total Operating Expenses	90,001	121,784	292,636	290,831
Operating income (loss)	20,238	(2,925)	40,854	52,281
Other (expense)/income:
Interest expense	(2,233)	(2,002)	(7,377)	(5,129)
Interest and other income	9	11	96	265
Total other expense	(2,224)	(1,991)	(7,281)	(4,864)
Income (loss) before income tax expense	18,014	(4,916)	33,573	47,417
Income tax expense (benefit)	3,355	(48)	6,599	8,726
Net income (loss)	$14,659	$(4,868)	$26,974	$38,691
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$12,756	$15,063	$43,580	$39,197
Retail Gross Margin (1) (3)	$31,888	$30,456	$102,944	$82,903
Customer Acquisition Costs	$1,698	$1,684	$4,961	$4,274
Average Monthly RCE Attrition	3.1%	4.0%	3.4%	3.6%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the nine ended September 30, 2022 includes a deduction of $5.2 million non-recurring credit related to Winter Storm Uri add back in 2021.
(3) Retail Gross Margin for the nine ended September 30, 2022 includes a deduction of $9.6 million non-recurring credit related to Winter Storm Uri     add back in 2021.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total Revenues. Total revenues for the three months ended September 30, 2023 were approximately $110.2 million, a decrease of approximately $8.7 million, or 7%, from approximately $118.9 million for the three months ended September 30, 2022, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity volumes sold as a result of a smaller electricity customer book, which was offset by higher electricity unit revenue per MWh as a result of increased electricity rates in the third quarter of 2023 as compared to the third quarter of 2022.

Change in electricity volumes sold	$(10.1)
Change in natural gas volumes sold	2.6
Change in electricity unit revenue per MWh	2.9
Change in natural gas unit revenue per MMBtu	(2.9)
Change in other revenue	1.4
Change in net asset optimization expense	(2.6)
Change in total revenues	$(8.7)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2023 was approximately $71.1 million, a decrease of approximately $31.1 million, or 30%, from approximately $102.2 million for the three months ended September 30, 2022, as indicated in the table below (in millions). This decrease was primarily due to a change in value of our retail derivative portfolio, and a decrease in electricity volumes sold in the third quarter of 2023 as a result of smaller electricity customer book as compared to the third quarter of 2022.

Change in electricity volumes sold	$(7.3)
Change in natural gas volumes sold	2.2
Change in electricity unit cost per MWh	2.7
Change in natural gas unit cost per MMBtu	(5.7)
Change in other costs	0.7
Change in value of retail derivative portfolio	(23.7)
Change in retail cost of revenues	$(31.1)

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2023 was approximately $17.1 million, an increase of approximately $0.8 million, or 5%, as compared to $16.3 million for the three months ended September 30, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2023 was approximately $1.8 million, a decrease of approximately $1.5 million, or 45%, from approximately $3.3 million for the three months ended September 30, 2022. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2023 was approximately $1.7 million, consistent with approximately $1.7 million for the three months ended September 30, 2022 primarily due to an increase in the sales activity and a decrease in the cost to acquire a customer in the third quarter of 2023 as compared to third quarter of 2022.

Nine months ended September 30, 2023 Compared to Nine months ended September 30, 2022

Total Revenues. Total revenues for the nine months ended September 30, 2023 were approximately $333.5 million, a decrease of approximately $9.6 million, or 3%, from approximately $343.1 million for the nine months ended September 30, 2022, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity volumes sold as a result of smaller electricity customer book. The decrease was offset by higher electricity unit revenue per MWh and higher natural gas unit revenue per MMBtu, as a result of increased electricity and natural gas rates in the first nine months of 2023 as compared to the first nine months of 2022.

Change in electricity volumes sold	$(61.3)
Change in natural gas volumes sold	2.3
Change in electricity unit revenue per MWh	41.4
Change in natural gas unit revenue per MMBtu	11.5
Change in other revenue	1.6
Change in net asset optimization expense	(5.1)
Change in total revenues	$(9.6)

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2023 was approximately $234.4 million, an increase of approximately $1.8 million, or 1%, from approximately $232.6 million for the nine months ended September 30, 2022, as indicated in the table below (in millions). This increase was primarily due to a change in the value of our retail derivative portfolio and higher electricity costs. The increase was offset by a decrease in electricity volumes sold as a result of a smaller electricity customer book.

Change in electricity volumes sold	$(47.4)
Change in natural gas volumes sold	1.6
Change in electricity unit cost per MWh	20.5
Change in electricity unit cost per MWh - Winter Storm Uri	9.6
Change in natural gas unit cost per MMBtu	—
Change in other costs	0.7
Change in value of retail derivative portfolio	16.8
Change in retail cost of revenues	$1.8

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2023 was approximately $51.1 million, an increase of approximately $6.3 million, or 14%, as compared to $44.8 million for the nine months ended September 30, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2023 was approximately $7.1 million, a decrease of approximately $6.3 million, or 47%, from approximately $13.4 million for the nine months ended September 30, 2022. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2023 was approximately $5.0 million, an increase of approximately $0.7 million, or 16%, from approximately $4.3 million for the nine months ended September 30, 2022. This increase was primarily due to increased sales activity in the first nine months of 2023 as compared to first nine months of 2022.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Retail Electricity Segment
Total Revenues	$97,855	$104,970	$255,447	$275,301
Retail Cost of Revenues	64,575	92,816	183,017	189,092
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	7,289	(16,353)	2,976	14,240
Non-recurring event - Winter Storm Uri	—	—	—	9,565
Retail Gross Margin (1) — Electricity	$25,991	$28,507	$69,454	$62,404
Volumes — Electricity (MWhs)	627,851	694,035	1,541,182	1,982,684
Retail Gross Margin (2) — Electricity per MWh	$41.40	$41.07	$45.07	$31.47

Retail Natural Gas Segment
Total Revenues	$11,898	$12,217	$82,052	$68,291
Retail Cost of Revenues	5,790	9,396	50,664	43,529
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	948	872	(1,279)	4,263
Retail Gross Margin (1) — Gas	$5,160	$1,949	$32,667	$20,499
Volumes — Gas (MMBtus)	1,419,291	1,170,857	8,031,902	7,771,468
Retail Gross Margin (2) — Gas per MMBtu	$3.64	$1.67	$4.07	$2.64
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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended September 30, 2023 were approximately $97.8 million, a decrease of approximately $7.2 million, or 7%, from approximately $105.0 million for the three months ended September 30, 2022. This decrease was largely due to a decrease in electricity volumes of $10.1 million, which was partially offset by $2.9 million due to higher retail electricity prices.
Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2023 were approximately $64.6 million, a decrease of approximately $28.2 million, or 30%, from approximately $92.8 million for the three months ended September 30, 2022. This decrease was primarily due to a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a decrease of $23.6 million and lower volumes due to a smaller customer book, resulting in a decrease of $7.3 million. The decrease was offset by an increase in electricity prices, resulting in an increase of $2.7 million.
Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2023 was approximately $26.0 million, a decrease of approximately $2.5 million, or 9%, from approximately $28.5 million for the three months ended September 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$(2.7)
Change in unit margin per MWh	0.2
Change in retail electricity segment retail gross margin	$(2.5)
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2023 were approximately $11.9 million, a decrease of approximately $0.3 million, or 3%, from approximately $12.2 million for the three months ended September 30, 2022. This decrease was attributable to lower natural gas prices, which decreased total revenues by $2.9 million and offset by increase in natural gas volumes of $2.6 million.
Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2023 were approximately $5.8 million, a decrease of $3.6 million, or 38%, from approximately $9.4 million for the three months ended September 30, 2022. This decrease was primarily due to lower natural gas costs, which resulted in a decrease of $5.7 million. The decrease was offset by an increase in volumes sold resulting in an increase of $2.2 million.
Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2023 was approximately $5.2 million, an increase of approximately $3.3 million, or 174%, from approximately $1.9 million for the three months ended September 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$0.5
Change in unit margin per MMBtu	2.8
Change in retail natural gas segment retail gross margin	$3.3

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2023 were approximately $255.4 million, a decrease of approximately $19.9 million, or 7%, from approximately $275.3 million for the nine months ended September 30, 2022. This decrease was largely due to lower volumes, resulting in a decrease of $61.3 million. This decrease was partially offset by higher electricity prices, resulting in an increase of $41.4 million.
Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2023 was approximately $183.0 million, a decrease of approximately $6.1 million, or 3%, from approximately $189.1 million for the nine months ended September 30, 2022. This decrease was primarily due to a decrease in electricity volumes sold resulting in a decrease of $47.4 million. The decrease was offset by an increase in electricity costs of $20.5 million due to higher commodity price environment in 2023, a change in the value of our derivative portfolio used for hedging resulting in an increase of $11.2 million, and a credit of $9.6 million related to Winter Storm Uri received in 2022 from ERCOT.
Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2023 was approximately $69.5 million, an increase of approximately $7.1 million, or 11%, from approximately $62.4 million for the nine months ended September 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$(13.9)
Change in unit margin per MWh	21.0
Change in retail electricity segment retail gross margin	$7.1
Retail Natural Gas Segment
Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2023 were approximately $82.1 million, an increase of approximately $13.8 million, or 20%, from approximately $68.3 million for the nine months ended September 30, 2022. This increase was attributable to higher rates, which resulted in an increase in total revenues of $11.5 million and an increase in volumes as a result of a higher natural gas customer book resulting in an increase of $2.3 million.
Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2023 was approximately $50.7 million, an increase of approximately $7.2 million, or 17%, from approximately $43.5 million for the nine months ended September 30, 2022. The increase was primarily attributable to a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $5.6 million and an increase in volumes sold resulting in an increase of $1.6 million.
Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2023 was approximately $32.7 million, an increase of approximately $12.2 million, or 60%, from approximately $20.5 million for the nine months ended September 30, 2022, as indicated in the table below (in millions).

Change in volumes sold	$0.8
Change in unit margin per MMBtu	11.4
Change in retail natural gas segment retail gross margin	$12.2

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

Liquidity Position

The following table details our available liquidity as of September 30, 2023:

($ in thousands)	September 30, 2023
Cash and cash equivalents	$45,137
Senior Credit Facility Availability (1)	28,706
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$98,843
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2023.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$40,857	$21,211
Net cash used in investing activities	$(1,144)	$(6,400)
Net cash used in financing activities	$(29,927)	$(47,780)

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2023 increased by $19.6 million compared to the nine months ended September 30, 2022. The increase was primarily the result of changes in working capital for the nine months ended September 30, 2023.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $5.3 million for the nine months ended September 30, 2023. The decrease was primarily the result of customer acquisitions during the nine months ended September 30, 2022 that did not re-occur in 2023.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $17.9 million for the nine months ended September 30, 2023, primarily due to an increase in net borrowings of our Senior Credit Facility of $47.0 million, decrease in dividends paid to Class A common stockholders of $5.7 million, decrease in distributions to non-controlling unitholders of $6.6 million, which was offset by a decrease in sub-debt borrowing of $40.0 million during the nine months ended September 30, 2023.

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

As of September 30, 2023, we had total commitments of $195.0 million under the Senior Credit Facility, of which $134.0 million was outstanding, including $29.0 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of September 30, 2023, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of September 30, 2023, we had availability to borrow up to $28.7 million under the Senior Credit Facility.

The Company has experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company is actively working to manage the impact of gross profit compression due to market volatility on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of September 30, 2023, there was zero outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $25.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2025, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2023 was $105.0 million. The current variable interest rate on the facility at September 30, 2023 was 8.81%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2023 and 2022, we spent a total of $1.7 million and $1.7 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2023 and 2022 included $1.1 million and $1.9 million, respectively, related to information systems improvements.

Dividends and Distributions

During the three and nine months ended September 30, 2023, we paid zero and $2.9 million in dividends to holders of our Class A common stock. In order to pay dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the three and nine months ended September 30, 2023, Spark HoldCo made distributions of zero and $3.6 million to our non-controlling interest holders related to the dividend payments to holders of our Class A common stock.

During the three and nine months ended September 30, 2023, we paid $2.6 million and $7.6 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2023, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 16, 2023. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

For the full year ended December 31, 2023, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $10.4 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2023.

On October 18, 2023, we declared a dividend in the amount of $0.76459 per share for the Series A Preferred Stock for the third quarter of 2023. Dividends on Series A Preferred Stock will be paid on January 16, 2024 to holders of record on January 1, 2024. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

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

Off-Balance Sheet Arrangements
As of September 30, 2023, we had no material "off-balance sheet arrangements."

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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report, as of September 30, 2023, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $8.2 million and $(15.5) million for three months ended September 30, 2023 and 2022, respectively and $1.7 million and $18.5 million for the nine months ended September 30, 2023 and 2022, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2022 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2023, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 105,135 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2023 levels would have increased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2023 levels would have decreased the fair market value of our non-trading energy derivatives by $0.1 million. As of September 30, 2023, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 305,058 MWhs. An increase of 10% in the forward market prices from their September 30, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.8 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2023 levels would have increased the fair market value of our non-trading energy derivatives by $1.8 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR programs") have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. These POR programs result in substantially all of our credit risk being with the utility and not with our end-use customers in these territories. Approximately 54% and 59% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2023 and 2022, respectively, and 54% and 60% for the nine months ended September 30, 2023 and 2022, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.0% and 0.9%, for the three months ended September 30, 2023 and 2022, respectively, and 1.0% and 0.9% for the nine months ended September 30, 2023 and 2022, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2023 and 2022 was 1.3% and 1.8% of non-POR market retail revenues, respectively and our bad debt expense for the nine months ended September 30, 2023 and 2022 was 1.8% and 1.9% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2023.
We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2023, approximately $0.8 million of our total exposure of $0.9 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2023.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.
At September 30, 2023, we were co-borrowers under the Senior Credit Facility, under which $105.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2023, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act. On October 18, 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.76459 per share for the Series A Preferred Stock for the third quarter of 2023 for an aggregate amount of $2.7 million for the quarter. Based on the Series A Preferred Stock outstanding on September 30, 2023, a 1.0% increase in interest rates would have resulted in additional dividends of less than $0.1 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that as a result of the material weakness in our internal control over financial reporting, more described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Via Renewables, Inc.

November 2, 2023	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)