Form 10-K
period 2023-12-31
Via Renewables, Inc.
filed 2024-02-29
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
        Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $6.96, was approximately $17 million. The registrant, solely for the purpose of this required presentation, deemed its Board of Directors and Executive Officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.

There were 3,232,701 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of February 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will be disclosed in a Form 10-K/A or in a definitive Proxy Statement for an Annual Meeting of Shareholders (the “Proxy Statement”) no later than 120 days after December 31, 2023.

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
•competition;
•our ability to successfully obtain the requisite shareholder approval of and to consummate the merger and transactions contemplated by the Merger Agreement (as defined below) and other risks related thereto, including but not limited to, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the failure to satisfy other conditions to completion of the proposed merger, the failure of the proposed merger to close for any other reason, the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger Agreement or otherwise, the amount of the costs, fees, expenses and charges related to the proposed merger, the effect of the announcement of the proposed merger on our relationships with our contractual counterparties, operating results and business generally, the risk that the pendency of the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed merger, risks related to disruption of management’s attention from our ongoing business operations due to the merger and transactions contemplated by the Merger Agreement; and

•the “risk factors” described in "Item 1A— Risk Factors" of this Annual Report.

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
•We have historically distributed a significant portion of our cash through regular quarterly dividends, and our ability to grow and make acquisitions with cash on hand could be limited.
•We may not be able to manage our growth successfully.
•Our financial results fluctuate on a seasonal, quarterly and annual basis.
•We may have difficulty retaining our existing customers or obtaining a sufficient number of new customers, due to competition and for other reasons.
•Increased collateral requirements in connection with our supply activities may restrict our liquidity.
•We face risks related to health epidemics, pandemics and other outbreaks.
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
•Our ability to pay dividends depends on many factors, including the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility.
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
•Mr. Maxwell holds a substantial majority of the voting power of our common stock.
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
•Changes in the method of determining the Three-Month CME Term SOFR, or the replacement of Three-Month CME Term SOFR with an alternative reference rate, may adversely affect the floating dividend rate of our Series A Preferred Stock.
•A substantial increase in the Three-Month CME Term SOFR Rate or an alternative rate could negatively impact our ability to pay dividends on the Series A Preferred Stock and Class A common stock.
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

Our Operations

As of December 31, 2023, we operated in 104 utility service territories across 20 states and the District of Columbia and had approximately 335,000 residential customer equivalents (“RCEs”). An RCE is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in sixteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania and Virginia) and electricity customers in twelve states (Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Texas) and the District of Columbia using seven brands (Electricity Maine, Electricity N.H., Major Energy, Provider Power Mass, Respond Power, Spark Energy, and Verde Energy).

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

The fixed/variable splits of our RCEs were as follows as of December 31, 2023:

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

We utilize RECs to offset customer volumes related to customers enrolled in renewable energy plans. As of December 31, 2023, approximately 25% of our customers utilized green products. Also, as a key element of our corporate rebranding and our commitment to sustainability, we began offsetting 100% of customer volume beginning in the second quarter of 2021, by procuring RECs on behalf of our customers.

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

We strive to maintain a disciplined approach to recovery of our customer acquisition costs within a 12-month period. We capitalize and amortize our customer acquisition costs over a one to two-year period, which is based on our estimate of the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining which markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs.

As a result of the COVID-19 pandemic, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets had issued orders that impacted the way we historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during 2021 compared to historical amounts. As these orders expired in 2022, our customer acquisition costs with respect to door to door marketing increased during 2022 and 2023. We are unable to predict our future customer acquisition costs at this time. Please see “Item 1A—Risk Factors” in this “Annual Report.”

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

Once a product has been created for a particular market, we then develop a marketing campaign. We identify and acquire customers through a variety of sales channels, including our inbound customer care call center, outbound calling, online marketing, opt-in web-based leads, email, direct mail, door-to-door sales, affinity programs, direct sales, brokers and consultants. For residential customers, we have historically used indirect sales brokers, web based solicitation, door-to-door sales, outbound calling, and other methods. For 2023, the largest channels were direct sales, telemarketing and web-based sales. We typically use brokers or direct marketing to obtain C&I customers, which are typically larger and have greater natural gas and electricity requirements. At December 31, 2023, our customer base was 68% residential and 32% C&I customers. In our sales practices, we typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and manage customer acquisition costs. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

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

In most markets, we hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. Alternatively, we may use physical products to hedge our electricity exposure rather than buying physical electricity in the day-ahead market from the ISO. During the year ended December 31, 2023, we transacted physical and financial settlements of electricity with approximately ten suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery point where the local regulated utility takes control of the natural gas and delivers it to individual customer locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2023, we transacted physical and financial settlements of natural gas with approximately 81 wholesale counterparties.

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

In territories where POR programs have been established, the local regulated utility purchases our receivables, and then becomes responsible for billing and collecting payment from the customer. In return for their assumption of risk, we receive slightly discounted proceeds on the receivables sold. POR programs result in substantially all of our credit risk being linked to the applicable utility and not to our end-use customers in these territories. For the year ended December 31, 2023, approximately 55% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.0% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our subsequent collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of regulatory orders. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in credit loss expense. We maintain an allowance for credit loss, which represents our estimate of potential credit losses associated with accounts receivable from customers within these markets.

We assess the adequacy of the allowance for credit loss through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2023 was $3.4 million, or 0.8% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense for the year ended December 31, 2023.

We do not have high concentrations of sales volumes to individual customers. For the year ended December 31, 2023, our largest customer accounted for less than 1% of total retail energy sales.

Counterparty Credit Risk in Wholesale Markets

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including those that occur as a result of being unable to secure replacement supplies of natural gas or electricity on a timely or cost-effective basis or at all. At December 31, 2023, approximately $2.1 million of our total exposure of $2.8 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee.

Operational Risk

As with all companies, we are at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations. We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continually enhance awareness through employee education and accountability. During 2023, we did not experience any material loss related to cyber-attacks or other information security breaches.

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

We have historically leveraged our relationship with affiliates of our founder, majority shareholder and Chief Executive Officer, W. Keith Maxwell III, to execute our strategy, including sourcing acquisitions, financing, and operations support. Mr. Maxwell owns NG&E, which was formed for the purpose of purchasing retail energy companies and retail customer books that may ultimately be resold to us. This relationship has afforded us access to opportunities that may not have otherwise been available to us due to our size and availability of capital.

We may engage in additional transactions with NG&E in the future and expect that any such transactions would be funded by a combination of cash, subordinated debt, or the issuance of securities. Actual consideration paid for the assets would depend, among other things, on our capital structure and liquidity at the time of any transaction. Although we believe our Founder would be incentivized to offer us additional acquisition opportunities, he and his affiliates are under no obligation to do so, and we are under no obligation to buy assets from them. Any acquisition activity involving NG&E or any other affiliate of Mr. Maxwell will be subject to negotiation and approval by a special committee of our Board of Directors consisting solely of independent directors. Please see “Item 1A — Risk Factors” in this Annual Report for risks related to acquisitions and transactions with our affiliates.

On December 29, 2023, we entered into a merger agreement (the “Merger Agreement”) with Retailco, LLC, a Texas limited liability company (“Retailco”), and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco (“Merger Sub”), whereby all of our Class A common stock (except for as described below), will be acquired by Retailco for $11.00 per share.

Retailco is an entity owned by TxEx, which is wholly owned by Mr. Maxwell.

The transaction will be effected by a merger of Merger Sub, with and into the Company, with the Company surviving the merger. Under the terms of the Merger Agreement, all of our Class A common stock, except for shares of Class A common stock for which appraisal rights have been properly and validly exercised under Delaware law and certain additional shares, including those held by the Company or any of its subsidiaries (or held in the Company’s treasury), Retailco or Merger Sub or any of their respective subsidiaries, or Mr. Maxwell, and any person or entity controlled by him, will be converted into the right to receive the cash consideration.

The Class A common stock, currently traded under the symbol VIA, will cease to trade on NASDAQ upon consummation of the transaction. We expect that the Series A Preferred Stock, currently traded under the symbol VIASP, will continue to trade on NASDAQ following the transaction. Accordingly, Via Renewables will remain subject to the reporting requirements of the Exchange Act.

The transaction was negotiated on behalf of the Company by a Special Committee of its Board of Directors with the assistance of independent financial and legal advisors. The Special Committee is comprised of entirely disinterested and independent directors. Following the Special Committee’s unanimous recommendation in support of the merger, the Company’s Board of Directors (other than Mr. Maxwell) approved the Merger Agreement and recommended that the Company’s stockholders adopt and approve the Merger Agreement and the merger.

The merger is subject to approval by a majority of shareholders of the issued and outstanding shares of the Company’s Class A common stock and Class B common stock. In addition, the merger is subject to a non-waivable requirement of approval by the holders of at least a majority of the issued and outstanding Class A common stock and Class B common stock not owned by Mr. Maxwell and his affiliated entities or the directors, officers or their immediate family members. Mr. Maxwell and affiliated entities have entered into a support agreement to vote their shares in favor of the transaction and against any competing transaction. The Merger Agreement is not subject to a financing condition, but is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2024.

Competition

The markets in which we operate are highly competitive. Our primary competition comes from the incumbent utility and other independent retail energy companies. In the electricity sector, these competitors include larger, well-capitalized energy retailers such as Calpine Energy Solutions, LLC, Constellation Corporation, NRG Energy, Inc. and Vistra Corp. We also compete with small local retail energy providers in the electricity sector that are focused exclusively on certain markets. Each market has a different group of local retail energy providers. In the natural gas sector, our national competitors are primarily NRG, Inc. Energy and Constellation Energy Corporation. Our national competitors generally have diversified energy platforms with multiple marketing approaches and broad geographic coverage similar to us. Competition in each market is based primarily on product offering, price and customer service. The number of competitors in our markets varies. In well-established markets in the Northeast and Texas we have hundreds of competitors, while in other markets the competition is limited to several participants. Markets that offer POR programs are generally more competitive than those markets in which retail energy providers bear customer credit risk.

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

Natural gas accounted for approximately 25% of our retail revenues for the year ended December 31, 2023, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

We partially rely on lead generators for our telemarketing sales channel. Applicable laws over the years have become more restrictive in our ability to telemarket to potential customers. Most recently, a law was passed by the FCC that lead generators, when obtaining a consumer’s prior express written consent to robocall or robotext the consumer soliciting their business, can only obtain a single seller at a time on the comparison shopping websites that often are the source of lead generation. Specifically, in December 2023, the FCC, adopted rules, pursuant to Federal Communications Commission (FCC 23-107): In the Matter of Targeting and Eliminating Unlawful Text Messages, CG Docket No. 21-402; Rules and Regulations Implementing the Telephone Consumer Protection Act of 1991, CG Docket No. 02-278; Advanced Methods to Target and Eliminate Unlawful Robocalls, CG Docket No. 17-59, Second Report and Order, Second Further Notice of Proposed Rulemaking, and Waiver Order (December 13, 2023) that could impact our ability to obtain, and increase the cost of, sales leads for our telemarketing channel.

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

Employees

As of December 31, 2023, we employed 160 full-time employees. Our employees are not represented by a collective bargaining unit. We have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.

We are dedicated to attracting and retaining talent across a variety of backgrounds, with varying experiences, perspectives and ideas, while having an inclusive culture. As of December 31, 2023, approximately 48% of our workforce was male and 52% female. We encourage and support the development of our employees wherever possible, and seek to fill positions through promotions and transfers within the organization. Continued learning and career development is advanced through ongoing performance and development conversations with employees and internally developed training programs.

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
Some states are beginning to increase their regulation of their retail electricity and natural gas markets in an effort to increase consumer disclosures and ensure marketing practices are not misleading to consumers. In addition, the fines against ESCOs that regulators are seeking have increased dramatically in recent years. For example, in late 2022 PURA and the Connecticut Office of Consumer Counsel issued to our subsidiary, Verde, a Notice of Violation and Assessment of Penalty proposing civil penalties, restitution payments to certain customers and a multi-year suspension from the Connecticut market in connection with violations of Connecticut’s marketing requirements for energy suppliers.

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

Additionally, regulations that do not directly relate to ESCOs could impact us. For example, we have historically used third-party lead generators to identify potential customers for our telemarketing sales channel. In December 2023, the FCC adopted rules that could limit the ability of third-party lead generators to identify large numbers of potential customers. If the number of potential customers is reduced, or if it becomes more difficult or costly to identify potential telemarketing targets, our ability to maintain our RCE count based on our telemarketing sales could be impacted. Please see “Regulatory Environment—Other Regulations.”

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

We have historically distributed a significant portion of our cash through dividends, and our ability to grow and make acquisitions with cash on hand could be limited.

We have historically distributed a significant portion of our cash through dividends to holders of our Class A common stock and dividends on our Series A Preferred Stock. In the future, we may also distribute a significant amount of cash through dividends. As such, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations, and we may have to rely upon external financing sources, including the issuance of debt, equity securities, convertible subordinated notes and borrowings under our Senior Credit Facility and Subordinated Facility. These sources may not be available, and our ability to grow and maintain our business may be limited.

We may have liquidity needs that would prevent us from continuing our historical practice as it relates to the payment of dividends on our Series A Preferred Stock. The primary factor that would lead to a change in the dividend policy would be decreased liquidity due to decreasing customer book.

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

We face risks related to health epidemics, pandemics and other outbreaks.

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
We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2023, customers in non-POR markets represented approximately 45% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

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
As of December 31, 2023, approximately 59% of our RCEs were located in five states. Specifically, 21%, 11%, 11%, 8% and 7% of our customers on an RCE basis were located in PA, TX, NY, NJ, and MA, respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. The states that contain a large percentage of our customers could reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to operate economically in that state.

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
We have $97.0 million of indebtedness outstanding and $24.3 million in issued letters of credit under our Senior Credit Facility, and no indebtedness outstanding under our Subordinated Facility as of December 31, 2023. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have negative consequences, including:
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

Our ability to pay dividends depends on many factors, including the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility.
We cannot assure you that we will be able to continue paying dividends to the holders of our Series A Preferred Stock in the future. The amount of our cash available for distribution principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:
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
•management of customer credit risk;
•abrupt changes in regulatory policies; and
•other business risks affecting our cash flows.

As a result of these and other factors, we cannot guarantee that we will have sufficient cash generated from operations to pay the dividends on our Series A Preferred Stock. Further, we could be prevented from paying cash dividends under Delaware law if certain capital requirements are not met, and may be further restricted by covenants in our Senior Credit Facility.

The amount of cash available for distribution depends primarily on our cash flow, and is not solely a function of profitability, which is affected by non-cash items. We may incur other expenses or liabilities during a period that could significantly reduce or eliminate our cash available for distribution and, in turn, impair our ability to pay dividends to holders of our Series A Preferred Stock during the period.

Each new share of Series A Preferred Stock issued increases the cash required to continue to pay cash dividends. Any preferred stock (whether Series A Preferred Stock or a new series of preferred stock) that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Finally, future dividends are within the discretion of our Board of Directors, and will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility. The Board of Directors may be required to reduce or eliminate quarterly cash distributions, including the dividends to the holders of the Series A Preferred Stock. Even if we are permitted to pay such dividends on the Series A Preferred Stock, our Board of Directors may elect to reduce or eliminate the dividends on the Series A Preferred Stock to maintain cash balances for operations or for other reasons. Any reduction or elimination of cash dividends on our Series A Preferred Stock will likely materially and adversely affect the price of the Series A Preferred Stock.

We are a holding company. Our sole material asset is our equity interest in Spark HoldCo, LLC ("Spark HoldCo") and we are accordingly dependent upon distributions from Spark HoldCo to pay dividends on the Series A Preferred Stock.

We are a holding company and have no material assets other than our equity interest in Spark HoldCo, and have no independent means of generating revenue. Therefore, we depend on distributions from Spark HoldCo to meet our debt service and other payment obligations, and to pay dividends on our Series A Preferred Stock. Spark HoldCo or its subsidiaries may be restricted from making distributions to us under applicable law or regulation or under the terms of their financing arrangements, or may otherwise be unable to provide such funds.

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

The trading price of the Class A common stock and Series A Preferred Stock may depend on many factors, some of which are beyond our control. Additionally, the market price of our Class A common stock and Series A Preferred Stock may be highly volatile and may fluctuate substantially as a result of a number of factors. The following factors are beyond our control and could affect our stock price:
•the pending merger, and if it is completed;
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
Mr. Maxwell holds a substantial majority of the voting power of our common stock.

Holders of Class A and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation and bylaws. Mr. Maxwell beneficially owns approximately 65.0% of the combined voting power (excluding treasury shares) of the Class A and Class B common stock as of December 31, 2023 through his direct and indirect ownership in us.
Affiliated owners are entitled to act separately with respect to their investment in us, and they have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, affiliates are able to determine the outcome of all matters requiring Class A common stock and Class B common stock shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company. The existence of a significant shareholder, such as Mr. Maxwell, may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.
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
•provide that at any time after the first date upon which Mr. Maxwell no longer beneficially owns more than fifty percent of the outstanding Class A common stock and Class B common stock, any action required or permitted to be taken by the shareholders must be effected at a duly called annual or special meeting of shareholders and may not be effected by any consent in writing in lieu of a meeting of such shareholders, subject to the rights of the holders of any series of preferred stock with respect to such series (prior to such time, such actions may be taken without a meeting by written consent of holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting);

•provide that at any time after the first date upon which Mr. Maxwell no longer beneficially owns more than fifty percent of the outstanding Class A common stock and Class B common stock, special meetings of our shareholders may only be called by the board of directors, the chief executive officer or the chairman of the board (prior to such time, special meetings may also be called by our Secretary at the request of holders of record of fifty percent of the outstanding Class A common stock and Class B common stock);
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
In addition, in our amended and restated certificate of incorporation, we have elected not to be subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”) regulating corporate takeovers until the date on which Mr. Maxwell no longer beneficially owns in the aggregate more than fifteen percent of the outstanding Class A common stock and Class B common stock. On and after such date, we will be subject to the provisions of Section 203 of the DGCL.
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

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock with respect to dividends and distributions, as our board of directors may determine. Through December 31, 2023, we have issued an aggregate of 3,567,543 shares of Series A Preferred Stock.
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
Our amended and restated certificate of incorporation contains provisions that we renounce any interest in existing and future investments in other entities by, or the business opportunities of, NuDevco Partners, LLC, NuDevco Partners Holdings, LLC and Mr. Maxwell, or any of their officers, directors, agents, shareholders, members, affiliates and subsidiaries (other than a director or officer who is presented an opportunity solely in his capacity as a director or officer). Because of this provision, these persons and entities have no obligation to offer us those investments or opportunities that are offered to them in any capacity other than solely as an officer or director. If one of these persons or entities pursues a business opportunity instead of presenting the opportunity to us, we will not have any recourse against such person or entity for a breach of fiduciary duty.
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

Changes in the method of determining the Three-Month CME Term SOFR, or the replacement of Three-Month CME Term SOFR with an alternative reference rate, may adversely affect interest rates under the floating dividend rate of our Series A Preferred Stock.

Under the Certificate of Designation of the Series A Preferred Stock, dividends on the Series A Preferred Stock accrue at a floating rate equal to the sum of: (a) Three-Month LIBOR Rate as calculated on each applicable determination date, plus (b) 6.578%. LIBOR was a basic rate of interest widely used as a global reference for setting interest rates on loans and payment rates on other financial instruments, and ceased publication on June 30, 2023.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the final regulations promulgated pursuant thereto by the Board of Governors of the Federal Reserve System (“Board”), the LIBOR Act specifies that the replacement benchmark rate on the Series A Preferred Stock following Three-Month LIBOR’s end of publication on June 30,2023 is Three-Month CME Term SOFR, as administered by CME Group Benchmark Administration, Ltd. (or any successor administrator), plus a tenor spread adjustment of 0.26161%.

New methods of calculating Three-Month CME Term SOFR or other reforms could cause the dividend rate on our Series A Preferred Stock to be materially different than expected, which could have an adverse effect on our business, financial position, and results of operations, and our ability to pay dividends on the Series A Preferred Stock.

A substantial increase in the Three-Month CME Term SOFR Rate or an alternative rate could negatively impact our ability to pay dividends on the Series A Preferred Stock.

A substantial increase in the Three-Month CME Term SOFR Rate, or a substantial increase in the alternative reference rate, could negatively impact our ability to pay dividends on the Series A Preferred Stock. If we are unable to pay dividends on the Series A Preferred Stock, the market value of the Series A Preferred Stock could be materially adversely impacted.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Via Renewables, Inc. recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

Via Renewables, Inc. has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integrated part of our decision-making processes at every level. Our risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Via Renewables, Inc. engages with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, Via Renewables, Inc. implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established a robust oversight mechanism to ensure effective governance in managing risks associated by cybersecurity threats because we recognize the significant of these threats to our operations integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The Chief Operating Officer plays a pivotal role in informing the Audit Committee on cybersecurity risks. The Chief Operating Officer provides comprehensive briefings to the Audit Committee on a regulatory basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and Chief Operating Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Via Renewables, Inc. The Audit Committee conducts an annual review of the Company’s cybersecurity program and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risk rests with the Director of Infrastructure. With over 26 years of experience in the field of cybersecurity, the Director of Infrastructure brings a wealth of expertise to his role. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Director of Infrastructure oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitor Cybersecurity Incidents

The Director of Infrastructure is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Director of Infrastructure implements and oversees processes for the regulatory monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Director of Infrastructure is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to the Board of Directors

The Director of Infrastructure, in his capacity, regularly informs the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of all aspects related to cybersecurity risks and incidents. The CFO and COO regularly inform the Chief Executive Officer (CEO) of such risk and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Via Renewables, Inc. Furthermore, significant cybersecurity mattes, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “VIA." There is no public market for our Class B common stock. On February 27, 2024, we had we had three holders of record of our Class A common stock and two holders of record of our Class B common stock, excluding the Company, and stockholders for whom shares are held in “nominee” or “street name.” Shareholders of record, excluding Cede & Co. and the Company, held an aggregate of 94 shares.

Dividends

We have historically paid a cash dividend each quarter to holders of our Class A common stock to the extent we have cash available for distribution and are permitted to do so under the terms of our Senior Credit Facility, as well as paid dividends to the holders of our Series A Preferred Stock. In April 2023, we announced a suspension of the dividend on the Class A common stock. Our ability to pay dividends depends on certain factors, including the terms of our Senior Credit Facility, the performance of our business, cash flows, RCE counts and the margins we receive. Please see “Item 1A – Risk Factors” in this Annual Report for risks related to our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

We have not sold any unregistered equity securities other than as previously reported.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between October 1, 2023 and December 31, 2023.

Stock Performance Graph

The following graph compares the quarterly performance of our Class A common stock to the NASDAQ Composite Index ("NASDAQ Composite") and the Dow Jones U.S. Utilities Index ("IDU"). The chart assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2018 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Total Return Performance
Index Value
$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2023, we operated in 104 utility service territories across 20 states and the District of Columbia.
Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2023, 2022 and 2021, approximately 75%, 76% and 81%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2023, 2022 and 2021, approximately 25%, 24% and 19%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

On December 29, 2023, we entered into a merger agreement (the “Merger Agreement”) with Retailco, LLC, a Texas limited liability company (“Retailco”), and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco (“Merger Sub”), whereby all of our Class A common stock (except for as described below), will be acquired by Retailco for $11.00 per share.

Retailco is an entity owned by TxEx, which is wholly owned by Mr. Maxwell.

The transaction will be effected by a merger of Merger Sub, with and into the Company, with the Company surviving the merger. Under the terms of the Merger Agreement, all of our Class A common stock, except for shares of Class A common stock for which appraisal rights have been properly and validly exercised under Delaware law and certain additional shares, including those held by the Company or any of its subsidiaries (or held in the Company’s treasury), Retailco or Merger Sub or any of their respective subsidiaries, or Mr. Maxwell, and any person or entity controlled by him, will be converted into the right to receive the cash consideration.

The Class A common stock, currently traded under the symbol VIA, will cease to trade on NASDAQ upon consummation of the transaction. We expect that the Series A Preferred Stock, currently traded under the symbol VIASP, will continue to trade on NASDAQ following the transaction. Accordingly, Via Renewables will remain subject to the reporting requirements of the Exchange Act.

The transaction was negotiated on behalf of the Company by a Special Committee of its Board of Directors with the assistance of independent financial and legal advisors. The Special Committee is comprised of entirely disinterested and independent directors. Following the Special Committee’s unanimous recommendation in support of the merger, the Company’s Board of Directors (other than Mr. Maxwell) approved the Merger Agreement and recommended that the Company’s stockholders adopt and approve the Merger Agreement and the merger.

The merger is subject to approval by a majority of shareholders of the issued and outstanding shares of the Company’s Class A common stock and Class B common stock. In addition, the merger is subject to a non-waivable requirement of approval by the holders of at least a majority of the issued and outstanding Class A common stock and Class B common stock not owned by Mr. Maxwell and his affiliated entities or the directors, officers or their immediate family members. Mr. Maxwell and affiliated entities have entered into a support agreement to vote their shares in favor of the transaction and against any competing transaction. The Merger Agreement is not subject to a financing condition, but is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2024.

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

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment as of December 31, 2023, 2022 and 2021:

RCEs:
	December 31,
(In thousands)	2023	2022	2021
Retail Electricity	217	201	298
Retail Natural Gas	118	130	110
Total Retail	335	331	408

The following table details our count of RCEs by geographical location as of December 31, 2023:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	64	29%	12	10%	76	23%
Mid-Atlantic	95	44%	51	43%	146	44%
Midwest	20	9%	20	17%	40	12%
Southwest	38	18%	35	30%	73	21%
Total	217	100%	118	100%	335	100%

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

During the year ended December 31, 2023, we added approximately 140,000 RCEs through our various organic sales channels. Following the COVID-19 pandemic we have continued to focus on refining our existing sales channels and carefully growing both door to door and telemarketing sales while remaining focused on sales quality.

We expect our customer growth to continue to increase, however, we are unable to predict the ultimate effect of market conditions on our organic sales, financial results, cash flows, and liquidity at this time.

In December 2023, the FCC adopted rules that could limit the ability of third-party lead generators to identify large numbers of potential customers. If the number of potential customers is reduced, or if it becomes more difficult or costly to identify potential telemarketing targets, our ability to maintain our RCE count based on our telemarketing sales could be impacted.

We continue to target customer growth and seek to increase our customer growth to more historical levels. However, market conditions and regulatory constraints are making this increasingly difficult, and we are unable to predict future organic sales volumes at this time

We also acquire companies and portfolios of customers through both external and affiliated channels. During the year ended December 31, 2023, we did not add any RCEs through acquisitions or asset purchase agreements. Refer to Note 16 “Customer Acquisitions” for further discussion. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during 2024.

RCE Activity

The following table shows our RCE activity during the years ended December 31, 2023, 2022 and 2021.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Net Annual Increase (Decrease)
December 31, 2020	303	97	400
Additions	110	47	157
Attrition	(115)	(34)	(149)
December 31, 2021	298	110	408	2%
Additions	40	46	86
Attrition	(137)	(26)	(163)
December 31, 2022	201	130	331	(19)%
Additions	118	22	140
Attrition	(102)	(34)	(136)
December 31, 2023	217	118	335	1%

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Average monthly attrition rates during 2023, 2022 and 2021 were as follows:

	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2021	3.3%	3.4%	2.4%	3.3%	4.2%
2022	3.8%	4.2%	4.0%	3.1%	3.7%
2023	3.4%	3.3%	3.1%	3.1%	3.9%

Customer attrition during the year ended December 31, 2022 was higher than the year ended December 31, 2021 due to the sharp increase in commodity prices across the industry.

Customer attrition for the year ended December 31, 2023 was lower than the year ended ended December 31, 2022 prior year due to a decrease in commodity prices across the industry in 2023, compared to 2022.

Customer Acquisition Costs

Managing customer acquisition costs is a key component of our profitability. Customer acquisition costs are those costs related to obtaining customers organically and do not include the cost of acquiring customers through acquisitions, which are recorded as customer relationships. For each of the three years ended December 31, 2023, customer acquisition costs were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Customer Acquisition Costs	$6,736	$5,870	$1,415

We strive to maintain a disciplined approach to recovery of our customer acquisition costs within a 12 month period. We capitalize and amortize our customer acquisition costs over a one to two year period, which is based on our estimate of the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining what markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs. Changes in customer acquisition costs from period to period reflect our focus on growing organically versus growth through acquisitions. We are currently focused on growing through organic sales channels; however, we continue to evaluate opportunities to acquire customers through acquisitions and pursue such acquisitions when it makes sense economically or strategically.

As described above, certain public utility commissions, regulatory agencies, and other governmental authorities in all of our markets had issued orders that impacted the way we have historically acquired customers, such as door to door marketing. Our reduced marketing resulted in significantly reduced customer acquisition costs during the twelve months ended December 31, 2021, compared to historical amounts.

Our gradual increase of marketing efforts as restrictions were lifted resulted in increased marketing and customer acquisition costs. Customer acquisition costs with respect to door to door marketing returned back to pre-Covid-19 historic levels in 2022 and 2023.

Customer Credit Risk

Approximately 55% of our revenues are derived from customers in utilities where customer credit risk is borne by the utility in exchange for a discount on amounts billed. Where we have customer credit risk, we record bad debt based on an estimate of uncollectible amounts. Our bad debt expense on non-POR revenues was as follows:

	Year Ended December 31,
	2023	2022	2021
Total Non-POR Bad Debt as Percent of Revenue	1.7%	3.0%	0.2%

During the year ended December 31, 2023, we experienced lower credit loss expense versus 2022. We increased sales activities in non-POR markets in 2023 and focused on collection efforts, we have experienced a decrease in credit loss expense.

During the year ended December 31, 2022, we experienced higher credit loss expense versus 2021 primarily due to the Company increasing sales activities in non-POR markets and the impact of increased defaults on customer billings, in part due to higher natural gas and electricity prices.

For the years ended December 31, 2023, 2022 and 2021, approximately 55%, 59% and 59%, respectively, of our retail revenues were collected through POR programs where substantially all of our credit risk was with local regulated utility companies. As of December 31, 2023, 2022 and 2021, all of these local regulated utility companies had investment grade ratings. During these same periods, we paid these local regulated utilities a weighted average discount of approximately 1.0%, 0.9% and 0.9%, respectively, of total revenues for customer credit risk protection.

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

Net asset optimization resulted in a loss of $7.3 million, $2.3 million of $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results. These measures for the three years ended December 31, 2023 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Adjusted EBITDA (1)(2)(3)	$56,855	$51,793	$80,657
Retail Gross Margin (4)(5)	$136,650	$114,815	$132,534
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
(3) Adjusted EBITDA for the year ended December 31, 2023 includes a $0.8 million add back related to merger agreement expense.
(4) Retail Gross Margin for the year ended December 31, 2021 includes a $0.5 million reduction related to the winter storm Uri credit settlements received and year ended December 31, 2021 includes a $64.4 million add back related to winter storm Uri. See discussion below.
(5) Retail Gross Margin for year ended December 31, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (winter     storm Uri) securitization mechanism in June 2022. See further discussion below.

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

As our Senior Credit Facility is considered a material agreement and Adjusted EBITDA is a key component of our material covenants, we consider our covenant compliance to be material to the understanding of our financial condition and/or liquidity. Our lenders under our Senior Credit Facility are allowing merger related costs to be added back as non-recurring items in the calculation of Adjusted EBITDA for our Debt covenant calculations. We incurred merger related costs of $0.8 million during the fourth quarter of 2023, which are reflected as an add back in the calculation of Adjusted EBITDA for the year ended December 31, 2023. Our lenders under our Senior Credit Facility also allowed $60.0 million of the $64.9 million pre-tax storm loss incurred in the first quarter of 2021 to be added back as a non-recurring item in the calculation of Adjusted EBITDA for our Debt Covenant Calculations. We received a $0.4 million credit from ERCOT for winter storm related losses during the third quarter of 2021, resulting in a net pre-tax storm loss of $64.4 million for the year ended December 31, 2021. In June 2022, we received $9.6 million from ERCOT related to PURA Subchapter N Securitization financing. For consistent presentation of the financial impact of winter storm Uri, $5.2 million of the $9.6 million is reflected as non-recurring items reducing Adjusted EBITDA for the year ended December 31, 2022.

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	$26,105	$11,203	$(5,413)
Depreciation and amortization	9,102	16,703	21,578
Interest expense	9,334	7,204	4,926
Income tax expense	11,142	6,483	5,266
EBITDA	55,683	41,593	26,357
Less:
Net, (loss) gain on derivative instruments	(71,493)	17,821	21,200
Net, cash settlements on derivative instruments	66,632	(35,801)	(15,692)
Customer acquisition costs	6,736	5,870	1,415
Plus:
Non-cash compensation expense	2,295	3,252	3,448
Non-recurring event - winter storm Uri	—	(5,162)	60,000
Non-recurring legal and regulatory settlements	—	—	(2,225)
Merger agreement expense	752	—	—
Adjusted EBITDA	$56,855	$51,793	$80,657

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$49,315	$16,207	$12,702
Amortization of deferred financing costs	(825)	(1,125)	(997)
Bad debt expense	(3,442)	(6,865)	(445)
Interest expense	9,334	7,204	4,926
Income tax expense	11,142	6,483	5,266
Non-recurring event - winter storm Uri	—	(5,162)	60,000
Non-recurring legal settlement	—	—	(2,225)
Merger agreement expense	752	—	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(17,159)	34,731	(5,117)
Inventory	(1,281)	2,423	486
Accounts payable, accrued liabilities, current liabilities	15,206	(884)	11,253
Other	(6,187)	(1,219)	(5,192)
Adjusted EBITDA	$56,855	$51,793	$80,657
Cash Flow Data:
Cash flows provided by operating activities	$49,315	$16,207	$12,702
Cash flows used in investing activities	$(1,435)	$(6,871)	$(6,510)
Cash flows used in financing activities	$(40,636)	$(49,305)	$(2,556)

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of Retail Gross Margin to Gross Profit:
Total Revenues	$435,192	$460,493	$393,485
Less:
Retail cost of revenues	310,744	357,096	323,219
Gross Profit	$124,448	$103,397	$70,266
Less:
Net asset optimization expense	(7,326)	(2,322)	(4,243)
Net, (loss) gain on non-trading derivative instruments	(70,304)	17,305	22,130
Net, cash settlements on non-trading derivative instruments	65,428	(35,966)	(15,752)
Non-recurring event - winter storm Uri	—	9,565	(64,403)
Retail Gross Margin	$136,650	$114,815	$132,534
Retail Gross Margin - Retail Electricity Segment (1)(2)	$87,566	$82,749	$96,009
Retail Gross Margin - Retail Natural Gas Segment	$47,489	$32,066	$36,525
Retail Gross Margin - Other	$1,595	$—	$—
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

Consolidated Results of Operations

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Revenues:
Retail revenues	$439,360	$462,815	$397,728
Net asset optimization expense	(7,326)	(2,322)	(4,243)
Other revenue	3,158	—	—
Total Revenues	435,192	460,493	393,485
Operating Expenses:
Retail cost of revenues	310,744	357,096	323,219
General and administrative expense	68,874	61,933	44,279
Depreciation and amortization	9,102	16,703	21,578
Total Operating Expenses	388,720	435,732	389,076
Operating income	46,472	24,761	4,409
Other (expense)/income:
Interest expense	(9,334)	(7,204)	(4,926)
Interest and other income	109	129	370
Total Other (Expenses)/Income	(9,225)	(7,075)	(4,556)
Income (loss) before income tax expense	37,247	17,686	(147)
Income tax expense	11,142	6,483	5,266
Net income (loss)	$26,105	$11,203	$(5,413)
Other Performance Metrics:
Adjusted EBITDA (1) (2) (5)	$56,855	$51,793	$80,657
Retail Gross Margin (1) (3)(4)	$136,650	$114,815	$132,534
Customer Acquisition Costs	$6,736	$5,870	$1,415
RCE Attrition	3.4%	3.8%	3.3%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(7,182)	$(26,014)	$(28,423)

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
(5) Adjusted EBITDA for the year ended December 31, 2023 includes a $0.8 million add back related to merger agreement expense.

Total Revenues. Total revenues for the year ended December 31, 2023 were approximately $435.2 million, a decrease of approximately $25.3 million, or 5%, from approximately $460.5 million for the year ended December 31, 2022. This decrease was primarily due to lower electricity volumes sold as a result of a smaller electricity customer book during 2023 as compared to 2022 offset by an increase in electricity unit revenue per MWh. Total revenues for the year ended December 31, 2022 increased approximately $67.0 million, or 17%, from approximately $393.5 million for the year ended December 31, 2021. This increase was primarily due to an increase in electricity unit revenue per MWh and higher natural gas volumes sold as a result of a larger natural gas customer book in 2022 as compared to 2021.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023 vs. 2022	2022 vs. 2021
Change in electricity volumes sold	$(60.6)	$(30.5)
Change in natural gas volumes sold	(2.9)	25.6
Change in electricity unit revenue per MWh	36.3	61.4
Change in electricity unit revenue per MWh - winter storm Uri	—	(0.9)
Change in natural gas unit revenue per MMBtu	3.7	9.5
Change in net asset optimization (expense) revenue	(5.0)	1.9
Change in other revenue	3.2	—
Change in total revenues	$(25.3)	$67.0

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2023 was approximately $310.7 million, a decrease of approximately $46.4 million, or 13%, from approximately $357.1 million for the year ended December 31, 2022. This decrease was primarily due to lower electricity volumes sold as a result of a smaller electricity customer book during 2023 as compared to 2022, offset by a increase in electricity supply costs due to higher electricity commodity price environment in 2023. Total retail cost of revenues for the year ended December 31, 2022 increased approximately $33.9 million, or 10%, from approximately $323.2 million for the year ended December 31, 2021. This increase was primarily due to an increase in electricity and natural gas supply costs due to higher commodity price environment in 2022, and a change in the value of our retail derivative portfolio, offset by electricity supply costs related to winter storm Uri in 2021 that did not re-occur in 2022 and a winter storm Uri credit received from ERCOT in 2022.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2023, 2022, and 2021 are as follows:

	2023 vs. 2022	2022 vs. 2021
Change in electricity volumes sold	$(46.4)	$(21.4)
Change in natural gas volumes sold	(2.1)	13.2
Change in electricity unit cost per MWh	17.3	65.6
Change in electricity unit cost per MWh - winter storm Uri	9.6	(74.8)
Change in natural gas unit cost per MMBtu	(12.5)	26.2
Change in value of retail derivative portfolio	(13.8)	25.1
Change in other costs	1.5	—
Change in retail cost of revenues	$(46.4)	$33.9

General and Administrative Expense. General and administrative expense for the year ended December 31, 2023 was approximately $68.9 million, an increase of approximately $7.0 million, or 11%, as compared to $61.9 million for the year ended December 31, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity. General and administrative expense for the year ended December 31, 2022 increased approximately $17.6 million, or 40%, as compared to $44.3 million for the year ended December 31, 2021. This increase was primarily attributable to higher employee costs and higher bad debt expense in 2022 and lower employee costs in 2021 due to employee retention credits related to CARES Act that did not re-occur in 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2023 was approximately $9.1 million, a decrease of approximately $7.6 million, or 46%, from approximately $16.7 million for the year ended December 31, 2022. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles. Depreciation and amortization expense for the year ended December 31, 2022 decreased approximately $4.9 million, or 23%, from approximately $21.6 million for the year ended December 31, 2021. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2023 was approximately $6.7 million, an increase of approximately $0.8 million, or 14%, from approximately $5.9 million for the year ended December 31, 2022. This increase was primarily due to increased sales activity in 2023 as compared to 2022. Customer acquisition cost for the year ended December 31, 2022 increased approximately $4.5 million, or 315% from approximately $1.4 million for the year ended December 31, 2021, and reflected a return to more historical levels. This decrease was primarily due to limitation on our door-to-door marketing as a result of COVID-19 during most of 2021. The low customer acquisition cost in 2021 was primarily due to a limitation on our ability to use door-to-door marketing as a result of COVID-19 and a reduction in targeted organic customer acquisitions as we focused our efforts to improve our organic sales channels, including vendor selection and sales quality.

Operating Segment Results

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$328,466	$352,750	$322,594
Retail Cost of Revenues	240,979	275,701	284,794
Less: Net (Losses) Gains on non-trading derivatives, net of cash settlements	(79)	(15,265)	6,194
Non-recurring event - winter storm Uri	—	9,565	(64,403)
Retail Gross Margin (1) —Electricity	$87,566	$82,749	$96,009
Volumes—Electricity (MWhs) (3)	2,008,947	2,433,906	2,677,681
Retail Gross Margin (2) (4) —Electricity per MWh	$43.59	$34.00	$35.86

Retail Natural Gas Segment
Total Revenues	$110,894	$110,065	$75,134
Retail Cost of Revenues	68,202	81,395	38,425
Less: Net (Losses) Gains on non-trading derivatives, net of cash settlements	(4,797)	(3,396)	184
Retail Gross Margin (1) —Gas	$47,489	$32,066	$36,525
Volumes—Gas (MMBtus)	11,252,862	11,558,952	8,611,285
Retail Gross Margin (2) —Gas per MMBtu	$4.22	$2.77	$4.24

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
(4) Retail Gross Margin - Electricity per MWh excludes winter storm Uri impact.
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the year ended December 31, 2023 were approximately $328.5 million, a decrease of approximately $24.3 million, or 7%, from approximately $352.8 million for the year ended December 31, 2022. This decrease was largely due to lower volumes sold, resulting in a decrease of $60.6 million. This decrease was partially offset by higher electricity prices, resulting in an increase of $36.3 million. Total revenues for the Retail Electricity Segment for the year ended December 31, 2022 increased approximately $30.2 million, or 9%, from approximately $322.6 million for the year ended December 31, 2021. This increase was largely due higher electricity prices, resulting in an increase of $61.4 million. This was partially offset by a decrease in volumes, which resulted in a decrease of $30.5 million, and a decrease of $0.9 million related to electricity revenue due to winter storm Uri in 2021 that did not re-occur in 2022.

Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2023 was approximately $241.0 million, a decrease of approximately $34.7 million, or 13%, from approximately $275.7 million for the year ended December 31, 2022. This decrease was primarily due to lower volumes sold, resulting in a decrease of $46.4 million and a decrease of $15.2 million due to a change in the value of our retail derivative portfolio used in hedging and a credit of $9.6 million related to Winter Storm Uri received in 2022 that did not reoccur in 2023. This was offset by an increase in electricity costs of $17.3 million due to higher commodity price environment in 2023. Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2022 decreased approximately $9.1 million, or 3%, from approximately $284.8 million for the year ended December 31, 2021. This decrease was primarily due to a decrease in supply costs of $74.8 million related to winter storm Uri in 2021 that did not re-occur in 2022 (which includes a credit of $9.6 million related to winter storm Uri received in 2022 from ERCOT) and electricity volumes sold resulting in a decrease of $21.4 million. This was offset by an increase in electricity costs of $65.6 million due to higher commodity price environment in 2022 and by an increase of $21.5 million due to a change in the value of our retail derivative portfolio used in hedging.

Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2023 was approximately $87.6 million, an increase of approximately $4.8 million, or 6%, as compared to the year ended December 31, 2022, and 2022 decreased approximately $13.3 million or 14% as compared to December 31, 2021 as indicated in the table below (in millions).

	2023 vs. 2022	2022 vs. 2021
Change in volumes sold	$(14.2)	$(3.0)
Change in gross margin - winter storm Uri	—	(64.4)
Change in unit margin per MWh	19.0	54.1
Change in retail electricity segment retail gross margin	$4.8	$(13.3)
Electricity unit margin improved in 2023 compared to prior year as a result of higher electricity prices resulting in higher unit margin per MWh sold. Unit margins were negatively impacted in 2022 compared to prior year primarily as a result of the higher electricity cost due to higher commodity price environment in 2022.

The volumes of electricity sold decreased from 2,433,906 MWh for the year ended December 31, 2022 to 2,008,947 MWh for the year ended December 31, 2023. This decrease was primarily due to a smaller customer book during 2023. The volumes of electricity sold decreased from 2,677,681 MWh for the year ended December 31, 2021 to 2,433,906 MWh for the year ended December 31, 2022. This decrease was primarily due to a smaller customer book in 2022 as compared to 2021.
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2023 were approximately $110.9 million, an increase of approximately $0.8 million, or 1%, from approximately $110.1 million for the year ended December 31, 2022. This increase was primarily attributable to higher rates, which resulted in an increase in total revenues of $3.7 million, partially offset by a decrease in volumes of $2.9 million. Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2022 increased by approximately $35.0 million, or 47%, from approximately $75.1 million for the year ended December 31, 2021. This increase was primarily attributable to an increase in volumes of $25.6 million, and higher rates, which resulted in an increase in total revenues of $9.5 million.

Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2023 were approximately $68.2 million, a decrease of approximately $13.2 million, or 16%, from approximately $81.4 million for the year ended December 31, 2022. The decrease was primarily due to lower supply costs of $12.5 million, lower volumes of $2.1 million, offset by an increase of $1.4 million due to change in the fair value of our retail derivative portfolio used for hedging. Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2022 increased approximately $43.0 million, or 112%, from approximately $38.4 million for the year ended December 31, 2021. The increase was primarily due to higher supply costs of $26.2 million, higher volumes of $13.2 million, and an increase of $3.6 million due to change in the fair value of our retail derivative portfolio used for hedging.

Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2023 was approximately $47.5 million, an increase of approximately $15.4 million, or 48% from approximately $32.1 million for the year ended December 31, 2022, and 2022 decreased approximately $4.4 million or 12% from approximately $36.5 million for the year ended December 31, 2021 as indicated in the table below (in millions).

	2023 vs. 2022	2022 vs. 2021
Change in volumes sold	$(0.8)	$12.4
Change in unit margin per MMBtu	16.2	(16.8)
Change in retail natural gas segment retail gross margin	$15.4	$(4.4)
Natural Gas unit margins improved in 2023 compared to prior year primarily as a result of the lower natural cost supply costs in 2023. Unit margins were negatively impacted in 2022 compared to prior year primarily as a result of the higher natural cost supply costs due to higher commodity price environment in 2022.
The volumes of natural gas sold decreased from 11,558,952 MMBtu for the year ended December 31, 2022 to 11,252,862 MMBtu for the year ended December 31, 2023. This decrease was primarily due to a smaller customer book in 2023 compared to 2022. The volumes of natural gas sold increased from 8,611,285 MMBtu for the year ended December 31, 2021 to 11,558,952 MMBtu for the year ended December 31, 2022. This increase was primarily due to a larger customer book in 2022 compared to 2021.
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

Liquidity Position
The following table details our available liquidity as of December 31, 2023:

December 31,
($ in thousands)	2023
Cash and cash equivalents	$42,595
Senior Credit Facility Availability (1)	48,395
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$115,990
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of December 31, 2023.
(2) The availability of Subordinated Facility is dependent on Mr. Maxwell's willingness and ability to lend. See "— Sources of Liquidity and Capital Resources — Amended and Restated Subordinated Debt Facility."

Borrowings and related posting of letters of credit under our Senior Credit Facility are subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy natural gas inventory requirements and to meet customer demands during periods of peak usage. Additionally, borrowings are subject to borrowing base and covenant restrictions.

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$49,315	$16,207	$12,702
Net cash used in by investing activities	$(1,435)	$(6,871)	$(6,510)
Net cash used in financing activities	$(40,636)	$(49,305)	$(2,556)

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2023 increased by $33.1 million compared to the year ended December 31, 2022. The increase was primarily the result of higher net income in 2023 coupled with other changes in working capital. Cash flows provided by operating activities for the year ended December 31, 2022 increased by $3.5 million compared to the year ended December 31, 2021. The increase was primarily the result of higher net income in 2022 coupled with other changes in working capital, non-recurring winter storm Uri related costs of $64.4 million for the year ended December 31, 2021, which did not re-occur in 2022, and a $9.6 million credit received in the year ended December 31, 2022 from ERCOT related to winter storm Uri

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $5.4 million for the year ended December 31, 2023. The decrease was primarily the result of customer acquisitions during the year ended December 31, 2022 that did not re-occur in 2023. Cash flows used in investing activities increased by $0.4 million for the year ended December 31, 2022. The increase was primarily the result of increases related to customer acquisitions for the year ended December 31, 2022.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $8.7 million for the year ended December 31, 2023. The decrease in cash flows used in financing activities was primarily due to a decrease in net paydown of our Senior Credit Facility of $32.0 million, a decrease in dividends paid to Class A common stockholders of $8.6 million, a decrease in distribution to non-controlling unitholders of $10.2 million, offset by net paydown of sub-debt of $20.0 million for the year ended December 31, 2023 compared to net borrowing of sub-debt of $20.0 million for the year ended December 31, 2022. Cash flows used in financing activities increased by $46.7 million for the year ended December 31, 2022. The increase in cash flows used in financing activities was primarily due to an increased net paydown of our Senior Credit Facility of $70.0 million, offset by an increase in sub-debt borrowing of $20.0 million for the year ended December 31, 2022.

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

As of December 31, 2023, we had total commitments of $195.0 million under our Senior Credit Facility, of which $121.3 million was outstanding, including $24.3 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of December 31, 2023, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of December 31, 2023, we had availability to borrow up to $48.4 million under the Senior Credit Facility.

Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of December 31, 2023, there was zero outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $25.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the extension of the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2025, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at December 31, 2023 was $97.0 million. The current variable interest rate on the facility at December 31, 2023 was 8.60%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the years ended December 31, 2023 and 2022, we spent a total of $6.7 million and $5.9 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the year ended December 31, 2023 included approximately $1.4 million related to information systems improvements.

Dividends and Distributions

For the year ended December 31, 2023, we paid $2.9 million in dividends to holders of our Class A common stock. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the year ended December 31, 2023, Spark HoldCo made distributions of $3.6 million to our non-controlling interest holders related to the dividend payments to our Class A shareholders. In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock.

During the year ended December 31, 2023, we paid $10.3 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2023, we had accrued $2.7 million related to dividends to holders of our Series A Preferred Stock, which we paid on January 16, 2024. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act. For the year ended December 31, 2023, we declared dividends of $10.6 million in the aggregate on our Series A Preferred Stock.

On January 17, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.75960 per share for the Series A Preferred Stock. Dividends on the Series A Preferred Stock will be paid on April 15, 2024 to holders of record on April 1, 2024. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

Future dividends are within the discretion of our Board of Directors, and will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility.

Even if we are permitted to pay dividends on the Series A Preferred Stock, our Board of Directors may elect to reduce, eliminate or suspend the dividends on the Series A Preferred Stock, in order to maintain cash balances for operations or for other reasons. A dividend penalty event would occur if dividends on the Series A Preferred Stock are in arrears for six or more quarterly dividend periods, in which case the dividend rate on the Series A Preferred Stock would increase by 2.00% per annum, and the holders of the Series A Preferred Stock would be entitled to elect two members to our Board of Directors, until the dividend penalty event is cured.

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2023 (in millions):

	Total	2024	2025	2026	2027	2028	> 5 years
Purchase obligations:
Pipeline transportation agreements	$9.2	$5.9	$1.6	$0.9	$0.6	$0.2	$—
Other purchase obligations (1)	16.4	6.0	5.1	5.3	—	—	—
Total purchase obligations	$25.6	$11.9	$6.7	$6.2	$0.6	$0.2	$—
Senior Credit Facility	$97.0	$—	$97.0	$—	$—	$—	$—
Debt	$97.0	$—	$97.0	$—	$—	$—	$—

(1)     The amounts presented here include contracts for billing services and other software agreements to support our operations.

As of December 31, 2023, we had no material "off-balance sheet arrangements."

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

In markets that do not offer POR programs or when the Company chooses to directly bill its customers, certain receivables are billed and collected by the Company. The Company bears the credit risk on these accounts and records an appropriate allowance for credit losses to reflect any losses due to non-payment by customers. The Company’s customers are individually insignificant and geographically dispersed in these markets. The Company writes off customer balances when it believes that amounts are no longer collectible and when it has exhausted all means to collect these receivables.

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

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve.

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

Goodwill

As noted above, Goodwill represents the excess of cost over fair value of the assets of businesses. The goodwill on our consolidated balance sheet as of December 31, 2023 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that is engaged in business activities from which it may earn revenues and incur expenses, has operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and has discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our annual assessment, absent a triggering event is as of October 31 of each year. On October 31, 2023, we performed a quantitative assessment of goodwill in accordance with guidance from ASC 350, in which we compared our estimate of the fair value of our reporting units with their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value. All of these assessments and calculations, including the determination of whether a triggering event has occurred to undertake an assessment of goodwill involve a high degree of judgment.

We completed our annual assessment of goodwill impairment at October 31, 2023, and the test indicated no impairment.

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
Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(4.9) million and $(18.7) million for the years ended December 31, 2023 and December 31, 2022, respectively.
We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” of this Annual Report.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2023, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 295,068 MMBtu. An increase of 10% in the market prices (NYMEX) from their December 31, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their December 31, 2023 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of December 31, 2023, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 280,418 MWhs. An increase of 10% in the forward market prices from their December 31, 2023 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.3 million. Likewise, a decrease of 10% in the forward market prices from their December 31, 2023 levels would have increased the fair market value of our non-trading energy derivatives by $1.3 million.
Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 55%, 59% and 59% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies as of December 31, 2023, 2022 and 2021, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.0%, 0.9% and 0.9%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2023, 2022 and 2021 was approximately 1.7%, 3.0% and 0.2% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2023.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2023 and 2022, approximately $2.1 million and $1.9 million of our total exposure of $2.8 million and $2.8 million, respectively, was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2023 and 2022.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At December 31, 2023, we were co-borrowers under the Senior Credit Facility, under which $97.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2023, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act. During the year ended December 31, 2023, we paid $10.3 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2023, based on the Series A Preferred Stock outstanding on December 31, 2023, a 1.0% increase in interest rates would have resulted in additional dividends of $0.9 million for the year.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is the responsibility of the management of Via Renewables, Inc. to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023

Remediation of Previously Disclosed Material Weakness

As described in Part II, Item 9A “Controls and Procedures” of our 2022 Annual Report, we identified a material weakness in the design and operation of the controls over our calculation of deferred tax assets and liabilities and income tax expense as of December 31, 2022. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company implemented remediation steps to address the material weakness and improve our internal control over financial reporting. Specifically, we have designed and implemented enhanced tax accounting processes and controls to (a) ensure changes in the Company’s interest in Spark HoldCo, LLC ("Spark HoldCo") are appropriately identified and recorded, and (b) ensure the precision of review of attributes of the Company’s deferred tax assets and liabilities and income tax expense. Additionally, the Company engaged experienced tax advisors to assist with the Company’s calculation of deferred tax assets and liabilities and income tax expense as of December 31, 2023. Testing of both the design and operating effectiveness of the Company’s enhanced controls was completed, and management concluded that the material weakness described above had been fully remediated as of December 31, 2023.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for non-accelerated companies provide an exemption from the attestation requirement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Via Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Via Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Derivative Instruments

As described in Note 6 of the consolidated financial statements, the Company has recognized $2.2 million in gross derivative assets and $30.6 million in gross derivative liabilities as of December 31, 2023. We identified the completeness and accuracy of derivatives as a critical audit matter.

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

February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Via Renewables, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows of Via Renewables, Inc. (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as Via Renewables, Inc.’s auditor from 2018 to 2022.
Houston, Texas

March 3, 2022, except for the effects of the correction of prior year financial information and the reverse stock split as discussed in Notes 2 and 4, respectively, of the 2022 consolidated financial statements, as to which the date is March 29, 2023.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$42,595	$33,658
Restricted cash	—	1,693
Accounts receivable, net of allowance for credit losses of $4,496 and $4,335 as of December 31, 2023 and 2022, respectively	63,246	81,466
Accounts receivable—affiliates	4,683	6,455
Inventory	3,124	4,405
Fair value of derivative assets	909	1,632
Customer acquisition costs, net	5,154	3,530
Customer relationships, net	342	2,520
Deposits	6,897	10,568
Renewable energy credit asset	25,456	24,251
Other current assets	6,567	8,749
Total current assets	158,973	178,927
Property and equipment, net	4,710	4,691
Fair value of derivative assets	91	666
Customer acquisition costs, net	1,835	1,683
Customer relationships, net	139	481
Deferred tax assets	15,282	20,437
Goodwill	120,343	120,343
Other assets	2,461	3,722
Total Assets	$303,834	$330,950
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$29,524	$53,296
Accounts payable—affiliates	472	265
Accrued liabilities	15,094	8,431
Renewable energy credit liability	15,706	13,722
Fair value of derivative liabilities	19,141	16,132
Other current liabilities	59	322
Total current liabilities	79,996	92,168
Long-term liabilities:
Fair value of derivative liabilities	54	2,715
Long-term portion of Senior Credit Facility	97,000	100,000
Subordinated debt—affiliate	—	20,000
Other long-term liabilities	—	18
Total liabilities	177,050	214,901
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at December 31, 2023 and December 31, 2022	88,065	87,713
Stockholders' equity:
Common Stock :

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,261,620 shares issued and 3,232,701 shares outstanding at December 31, 2023 and 3,200,472 shares issued and 3,171,553 shares outstanding at December 31, 2022	32	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 issued and outstanding at December 31, 2023 and December 31, 2022	40	40
Additional paid-in capital	40,002	42,871
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	8,972	2,073
Treasury stock, at cost, 28,919 and 28,918 at December 31, 2023 and December 31, 2022	(2,406)	(2,406)
Total stockholders' equity	46,600	42,570
Non-controlling interest in Spark HoldCo, LLC	(7,881)	(14,234)
Total equity	38,719	28,336
Total Liabilities, Series A Preferred Stock and stockholders' equity	$303,834	$330,950

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Retail revenues	$439,360	$462,815	$397,728
Net asset optimization expense	(7,326)	(2,322)	(4,243)
Other revenue	3,158	—	—
Total revenues	435,192	460,493	393,485
Operating expenses:
Retail cost of revenues	310,744	357,096	323,219
General and administrative	68,874	61,933	44,279
Depreciation and amortization	9,102	16,703	21,578
Total operating expenses	388,720	435,732	389,076
Operating income	46,472	24,761	4,409
Other (expense)/income:
Interest expense	(9,334)	(7,204)	(4,926)
Interest and other income	109	129	370
Total other (expense)/income	(9,225)	(7,075)	(4,556)
Income (loss) before income tax expense	37,247	17,686	(147)
Income tax expense	11,142	6,483	5,266
Net income (loss)	$26,105	$11,203	$(5,413)
Less: Net income (loss) attributable to non-controlling interest	11,130	3,625	(9,146)
Net income (loss) attributable to Via Renewables, Inc. stockholders	$14,975	$7,578	$3,733
Less: Dividend on Series A preferred stock	10,619	8,054	7,804
Net income (loss) attributable to stockholders of Class A common stock	$4,356	$(476)	$(4,071)
Other comprehensive income (loss), net of tax:
Comprehensive income (loss)	$26,105	$11,203	$(5,413)
Less: Comprehensive income (loss) attributable to non-controlling interest	11,130	3,625	(9,146)
Comprehensive income attributable to Via Renewables, Inc. stockholders	$14,975	$7,578	$3,733

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$1.36	$(0.15)	$(1.35)
Diluted	$1.36	$(0.15)	$(1.35)

Weighted average shares of Class A common stock outstanding
Basic	3,211	3,156	3,026
Diluted	3,211	3,156	3,026

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2020:	2,955	4,160	(29)	$30	$42	$(2,406)	$(40)	$55,507	$9,744	$62,877	$23,440	$86,317
Stock based compensation	—	—	—	—	—	—	—	3,151		3,151	—	3,151
Restricted stock unit vesting	44	—	—	—	—	—	—	(1,083)	—	(1,083)	—	(1,083)
Consolidated net income (loss)	—	—	—	—	—	—	—	—	3,733	3,733	(9,146)	(5,413)
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(17,436)	(17,436)
Dividends paid to Class A common stockholders ($3.625 per share)	—	—	—	—	—	—	—	(5,487)	(5,500)	(10,987)	—	(10,987)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(7,804)	(7,804)	—	(7,804)
Remeasurement of deferred tax assets	—	—	—	—	—	—	—	1,804	—	1,804		1,804
Exchange of shares of Class B common stock to shares of Class A common stock	160	(160)	—	2	(2)	—	—	320	—	320	(320)	—
Changes in ownership interest	—	—	—	—	—	—	—	(294)	—	(294)	294	—
Balance at 12/31/2021:	3,159	4,000	(29)	$32	$40	$(2,406)	$(40)	$53,918	$173	$51,717	$(3,168)	$48,549
Stock based compensation	—	—	—		—	—	—	3,121	—	3,121	—	3,121
Restricted stock unit vesting	42		—	—	—	—	—	(469)	—	(469)	—	(469)
Consolidated net income	—	—	—	—	—	—	—	—	7,578	7,578	3,625	11,203
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(14,553)	(14,553)
Dividends paid to Class A common stockholders ($3.625 per share)	—	—	—	—	—	—	—	(11,461)	—	(11,461)	—	(11,461)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,376)	(5,678)	(8,054)	—	(8,054)
Changes in ownership interest	—	—	—	—	—	—	—	138	—	138	(138)	—
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—		—	—	—	2,266	—	2,266	—	2,266
Restricted stock unit vesting	47		—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	14,975	14,975	11,130	26,105

Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,308)	(4,308)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(8,076)	(10,620)	—	(10,620)
Changes in ownership interest	—	—	—	—	—	—	—	469	—	469	(469)	—
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$26,105	$11,203	$(5,413)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	9,102	16,703	21,578
Deferred income taxes	5,154	1,962	5,507
Stock based compensation	2,295	3,252	3,448
Amortization of deferred financing costs	825	1,125	997
Bad debt expense	3,442	6,865	445
Gain (loss) on derivatives, net	71,493	(17,821)	(21,200)
Current period cash settlements on derivatives, net	(66,632)	35,643	15,692
Other	196	26	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	14,777	(21,620)	3,229
Decrease (increase) in accounts receivable - affiliates	1,772	(2,636)	1,234
Decrease (increase) in inventory	1,281	(2,423)	(486)
Increase in customer acquisition costs	(6,736)	(5,870)	(1,415)
Decrease (increase) in prepaid and other current assets	610	(10,475)	654
Decrease (increase) in other assets	854	(502)	(190)
(Decrease) increase in accounts payable and accrued liabilities	(15,149)	2,707	(10,213)
Increase (decrease) in accounts payable—affiliates	207	(226)	(335)
Decrease in other current liabilities	(264)	(1,597)	(705)
Decrease in other non-current liabilities	(17)	(109)	(152)
Decrease in intangible assets—customer acquisitions	—	—	27
Net cash provided by operating activities	49,315	16,207	12,702
Cash flows from investing activities:
Purchases of property and equipment	(1,435)	(2,153)	(2,713)
Acquisition of Customers	—	(4,718)	(3,797)
Net cash used in investing activities	(1,435)	(6,871)	(6,510)
Cash flows from financing activities:
Borrowings on notes payable	377,000	289,000	774,000
Payments on notes payable	(380,000)	(324,000)	(739,000)
Net (paydown) borrowings on subordinated debt facility	(20,000)	20,000	—
Restricted stock vesting	(186)	(663)	(1,329)
Payment of dividends to Class A common stockholders	(2,874)	(11,461)	(10,987)
Payment of distributions to non-controlling unitholders	(4,308)	(14,553)	(17,436)
Payment of Preferred Stock dividends	(10,268)	(7,628)	(7,804)
Net cash used in financing activities	(40,636)	(49,305)	(2,556)
Increase (decrease) in Cash and cash equivalents and Restricted Cash	7,244	(39,969)	3,636
Cash and cash equivalents and Restricted cash—beginning of period	35,351	75,320	71,684
Cash and cash equivalents and Restricted cash—end of period	$42,595	$35,351	$75,320
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(4)	$(4)	$(38)
Cash paid (received) during the period for:
Interest	$8,636	$5,561	$3,754
Taxes	$3,425	$865	$(1,788)
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

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

Mr. Maxwell, III is the Chief Executive Officer and the owner of a majority of the voting power of our common stock through his ownership of NuDevco Retail, LLC ("NuDevco Retail") and Retailco, LLC ("Retailco"). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC ("TxEx"), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings LLC ("NuDevco Retail Holdings"), which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

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

On December 29, 2023, we entered into a merger agreement (the “Merger Agreement”) with Retailco, LLC, a Texas limited liability company (“Retailco”), and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco (“Merger Sub”), whereby all of our Class A common stock (except for as described below), will be acquired by Retailco for $11.00 per share.

Retailco is an entity owned by TxEx, which is wholly owned by Mr. Maxwell.

The transaction will be effected by a merger of Merger Sub, with and into the Company, with the Company surviving the merger. Under the terms of the Merger Agreement, all of our Class A common stock, except for shares of Class A common stock for which appraisal rights have been properly and validly exercised under Delaware law and certain additional shares, including those held by the Company or any of its subsidiaries (or held in the Company’s treasury), Retailco or Merger Sub or any of their respective subsidiaries, or Mr. Maxwell, and any person or entity controlled by him, will be converted into the right to receive the cash consideration.

The Class A common stock, currently traded under the symbol VIA, will cease to trade on NASDAQ upon consummation of the transaction. We expect that the Series A Preferred Stock, currently traded under the symbol VIASP, will continue to trade on NASDAQ following the transaction. Accordingly, Via Renewables will remain subject to the reporting requirements of the Exchange Act.

The transaction was negotiated on behalf of the Company by a Special Committee of its Board of Directors with the assistance of independent financial and legal advisors. The Special Committee is comprised of entirely disinterested and independent directors. Following the Special Committee’s unanimous recommendation in support of the merger, the Company’s Board of Directors (other than Mr. Maxwell) approved the Merger Agreement and recommended that the Company’s stockholders adopt and approve the Merger Agreement and the merger.

The merger is subject to approval by a majority of shareholders of the issued and outstanding shares of the Company’s Class A common stock and Class B common stock.

In addition, the merger is subject to a non-waivable requirement of approval by the holders of at least a majority of the issued and outstanding Class A common stock and Class B common stock not owned by Mr. Maxwell and his affiliated entities or the directors, officers or their immediate family members. Mr. Maxwell and affiliated entities have entered into a support agreement to vote their shares in favor of the transaction and against any competing transaction. The Merger Agreement is not subject to a financing condition, but is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2024.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. The Company periodically assesses the financial condition of the institutions where these funds are held and believes that its credit risk is minimal with respect to these institutions.

Restricted Cash

As part of the customer acquisitions in May 2021, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers and other conditions of the asset purchase agreement are met, we make payments to the sellers from the escrow account. As of December 31, 2022, the balance in the escrow account was $1.7 million. These funds were released to the sellers as remaining conditions of the purchase agreement were met in the first quarter of 2023. See Note 16 "Customer Acquisitions" for further discussion.

Inventory

Inventory primarily consists of natural gas used to fulfill and manage seasonality for fixed and variable-price retail customer load requirements and is valued at the lower of weighted average cost or net realizable value. Purchased natural gas costs are recognized in the consolidated statements of operations, within retail cost of revenues, when the natural gas is sold and delivered out of the storage facility using the weighted average cost of the gas sold.

As of December 31, 2023, the Company also holds approximately $0.5 million of wireless device inventory which is valued at the lower of cost or net realizable value.

Customer Acquisition Costs

The Company capitalizes direct response advertising costs that consist primarily of hourly and commission-based telemarketing costs, door-to-door agent commissions and other direct advertising costs associated with proven customer generation in its balance sheet. These costs are amortized over one to two years.

As of December 31, 2023 and 2022, the net customer acquisition costs were $7.0 million and $5.2 million, respectively, of which $5.2 million and $3.5 million were recorded in current assets, and $1.8 million and $1.7 million were recorded in non-current assets. Amortization of customer acquisition costs was $4.8 million, $2.1 million, and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is recorded in depreciation and amortization in the Consolidated Statements of Operations. Customer acquisition costs do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of such costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience. No impairments of customer acquisition costs were recorded for the years ended December 31, 2023, 2022 and 2021.

Customer Relationships

Customer contracts recorded as part of mergers or acquisitions are reflected as customer relationships in our balance sheet. The Company had capitalized customer relationship of $0.3 million and $2.5 million, net of amortization, as current assets as of December 31, 2023 and 2022, respectively, and $0.1 million and $0.5 million, net of amortization, as non-current assets as of December 31, 2023 and 2022, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which ranges from eighteen months to three years.

The acquired customer relationships intangibles are reflective of the acquired companies’ customer base, and were valued at the respective dates of acquisition using an excess earnings method under the income approach. Using this method, the Company estimated the future cash flows resulting from the existing customer relationships, considering attrition as well as charges for contributory assets, such as net working capital, fixed assets, and assembled workforce. These future cash flows were then discounted using an appropriate risk-adjusted rate of return by retail unit to arrive at the present value of the expected future cash flows. Customer relationships are amortized to depreciation and amortization based on the expected future net cash flows by year, bifurcated between hedged and unhedged and amortized to depreciation and amortization based on the expected future cash flows by year and expensed to retail cost of revenue based on the expected term of the underlying fixed price contract in each reporting period, respectively.

During the twelve months ended December 31, 2022, the Company changed the estimated average life for Customer Relationships — Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the twelve months ended December 31, 2022. Customer relationship amortization expense was $2.5 million, $12.3 million, and $12.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of customer relationships were recorded for the years ended December 31, 2023, 2022 and 2021.

Trademarks

We record trademarks as part of our acquisitions which represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. These intangibles are amortized over the estimated five-year to ten-year life of the trademark on a straight-line basis. The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. As of December 31, 2023 and 2022, we had recorded $2.4 million and $2.8 million related to these trademarks in other assets. Amortization expense was $0.4 million, $0.7 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of trademarks were recorded for the years ended December 31, 2023, 2022 and 2021.

Operating Leases

The Company maintained operating leases related to our offices that expired in 2022. The initial term for our property leases is typically three to five years, with renewal options with rent recognized on a straight-line basis over the lease term.

For our operating leases, we recorded rent expense of zero, less than $0.1 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recorded sub-lease income of zero, less than $0.1 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, we had recorded a right-of-use asset of zero and zero, respectively, in other current assets and other assets. As of December 31, 2023 and 2022 we had recorded a lease liability of zero and zero, respectively, in other current liabilities and other long-term liabilities.

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

The Company capitalizes costs associated with certain of its internal-use software projects. Costs capitalized are those incurred during the application development stage of projects such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the project are expensed in the period incurred, including costs associated with formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are also capitalized. Capitalized interest costs for the years ended December 31, 2023, 2022 and 2021 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2023 is associated with both our Retail Natural Gas and Retail Electricity segments. We determine our segments, which are also considered our reporting units, by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is not amortized, but rather is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually as of October 31. We compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit's carrying value exceeds its fair value. In accordance with our accounting policy, we completed our annual assessment of goodwill impairment as of October 31, 2023 during the fourth quarter of 2023, using a quantitative assessment approach, and the test indicated no impairment.

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

Our asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation transactions, meet the definition of trading activities and are recorded on a net basis in the consolidated statements of operations in net asset optimization revenues. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $24.6 million, $86.7 million and $57.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and recorded asset optimization costs of revenues of $31.9 million, $89.0 million and $61.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are presented on a net basis in asset optimization revenues in the Consolidated Statements of Operations.

Other revenue is derived from contracts with customers through the provision of wireless and other services and the sale of wireless equipment. These revenues are recognized under the accrual method, over time as wireless and other services are provided and at the time of delivery of wireless equipment. Costs for wireless and other services and the sale of wireless equipment are similarly recognized on the accrual basis, including costs to procure wireless data and wireless devices.

Natural Gas Imbalances

The consolidated balance sheets include natural gas imbalance receivables and payables, which primarily result when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at their estimated net realizable value. The Company recorded an imbalance receivable of $0.2 million and $0.5 million in other current assets on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

The Company recorded an imbalance payable of zero and zero in other current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2023 and 2022 our accrued liabilities included income tax payable of $2.5 million and $0.4 million, respectively. During the year ended December 31, 2023 and 2022 our other current assets included income tax receivable of $2.1 million and $2.5 million, respectively.

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

New Accounting Standards Being Evaluated/Standards Not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU improve reportable segment disclosures by adding and enhancing annual and interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adoption on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance shall be applied on a prospective basis with the option to apply retrospectively. We are evaluating the impact of adoption on our consolidated financial statements.

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

Reportable Segments
	Years ended December 31, 2023			Years ended December 31, 2022			Years ended December 31, 2021
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$115,129	$8,937	$124,066	$111,332	$10,284	$121,616	$100,819	$9,402	$110,221
Mid-Atlantic	111,599	39,860	151,459	114,994	49,626	164,620	107,307	28,070	135,377
Midwest	31,353	18,578	49,931	39,658	22,436	62,094	41,974	20,602	62,576
Southwest	70,385	43,519	113,904	86,766	27,719	114,485	72,494	17,060	89,554
	$328,466	$110,894	$439,360	$352,750	$110,065	$462,815	$322,594	$75,134	$397,728

Customer type
Commercial	$40,356	$60,111	$100,467	$42,439	$53,504	$95,943	$49,159	$25,610	$74,769
Residential	288,482	59,175	347,657	309,503	51,465	360,968	280,065	49,483	329,548
Unbilled revenue (b)	(372)	(8,392)	(8,764)	808	5,096	5,904	(6,630)	41	(6,589)
	$328,466	$110,894	$439,360	$352,750	$110,065	$462,815	$322,594	$75,134	$397,728

Customer credit risk
POR	$191,355	$50,439	$241,794	$212,374	$62,962	$275,336	$195,120	$40,541	$235,661
Non-POR	137,111	60,455	197,566	140,376	47,103	187,479	127,474	34,593	162,067
	$328,466	$110,894	$439,360	$352,750	$110,065	$462,815	$322,594	$75,134	$397,728

(a) The primary markets include the following states:

•New England - Connecticut, Maine, Massachusetts and New Hampshire;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York and Pennsylvania and Virginia;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

(b) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

(c) Retail Electricity includes services.

Reconciliation to Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Year Ended December 31,
	2023	2022	2021
Total Reportable Segments Revenue	$439,360	$462,815	$397,728
Net asset optimization expense	(7,326)	(2,322)	(4,243)
Other Revenue	3,158	—	—
Total Revenues	$435,192	$460,493	$393,485

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the year ended December 31, 2023, 2022 and 2021 our retail revenues included gross receipts taxes of $1.0 million, $1.3 million and $1.1 million respectively. During the year ended December 31, 2023, 2022 and 2021, our retail cost of revenues included gross receipts taxes of $5.2 million, $5.2 million and $4.4 million, respectively.

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

In markets that do not offer POR programs or when the Company chooses to directly bill its customers, certain receivables are billed and collected by the Company. The Company bears the credit risk on these accounts and records an appropriate allowance for credit losses to reflect any losses due to non-payment by customers. The Company’s customers are individually insignificant and geographically dispersed in these markets. The Company writes off customer balances when it believes that amounts are no longer collectible and when it has exhausted all means to collect these receivables.

For trade accounts receivables, the Company accrues an allowance for credit losses by business segment by pooling customer accounts receivables based on similar risk characteristics, such as customer type, geography, aging analysis, payment terms, and related macroeconomic factors. Expected credit loss exposure is evaluated for each of our accounts receivables pools. Expected credits losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. The Company writes off accounts receivable balances against the allowance for credit losses accounts when the accounts receivable is deemed to be uncollectible.

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $3.4 million, $6.9 million and $0.4 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

A rollforward of our allowance for credit losses for the year ended December 31, 2023 is presented in the table below (in thousands):

Balance at December 31, 2022	$(4,335)
Bad debt provision	(3,442)
Write-offs	3,376
Recovery of previous write offs	(95)
Balance at December 31, 2023	$(4,496)

4. Equity
Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of Mr. Maxwell and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2023 and December 31, 2022, respectively.

	The Company	Affiliated Owners
December 31, 2023	44.92%	55.08%
December 31, 2022	44.45%	55.55%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Year Ended December 31,
	2023	2022	2021

Net income (loss) allocated to non-controlling interest	$14,302	$5,585	$(5,607)
Less: Income tax expense allocated to non-controlling interest	3,172	1,960	3,539
Net income (loss) attributable to non-controlling interest	$11,130	$3,625	$(9,146)

Class A Common Stock and Class B Common Stock

Holders of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

Reverse Stock Split

On March 20, 2023, the Company’s shareholders approved at a special meeting a proposal by the Company’s Board of Directors to consummate a reverse stock split of the Company’s Class A common stock and Class B common stock at a ratio between 1 for 2 to 1 for 5, with such ratios to be determined by the Chief Executive Officer or the Chief Financial Officer, or to determine not to proceed with the reverse stock split, during a period of time not to exceed the one-year anniversary of the special meeting date (the “Reverse Stock Split”).

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

No fractional shares were issued as a result of the Reverse Stock Split and it did not impact the par value of the Class A common stock or Class B common stock. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Class A common stock and Class B common stock were not impacted by the Reverse Stock Split and remained unchanged at 120,000,000 shares of Class A common stock and 60,000,000 shares of Class B common stock.
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

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the years ended December 31, 2023, 2022, and 2021, we paid dividends on our Class A common stock of $2.9 million, $11.5 million, and $11.0 million. Dividends paid per share on each share of Class A common stock totaled $0.90625 for the year ended December 31, 2023 and $3.625 for the years ended December 31, 2022 and 2021, respectively.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the year ended December 31, 2023, Spark HoldCo made corresponding distributions of $3.6 million to our non-controlling interest holders.

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. During the second, third and fourth quarter of 2023, we did not pay dividends to the holders of the Company's Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there are 3,567,543 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively. See Note 5 "Preferred Stock" for a further discussion of preferred stock.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

For the years ended December 31, 2023, 2022, and 2021, 68,439, 58,033, and 68,481, respectively of restricted stock units vested, with 46,466, 42,268, and 43,828, respectively of shares of common stock distributed to the holders of these units. Differences between shares vested and issued were a result of 21,973, 15,765, and 24,653 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

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

The following table presents the computation of basic and diluted income (loss) per share for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Via Renewables, Inc. stockholders	$14,975	$7,578	$3,733
Less: Dividend on Series A preferred stock	10,619	8,054	7,804
Net income (loss) attributable to stockholders of Class A common stock	$4,356	$(476)	$(4,071)

Basic weighted average Class A common shares outstanding	3,211	3,156	3,026
Basic earnings (loss) per share attributable to stockholders	$1.36	$(0.15)	$(1.35)

Net income (loss) attributable to stockholders of Class A common stock	$4,356	$(476)	$(4,071)
Diluted net income (loss) attributable to stockholders of Class A common stock	$4,356	$(476)	$(4,071)

Basic weighted average Class A common shares outstanding	3,211	3,156	3,026
Diluted weighted average shares outstanding	3,211	3,156	3,026

Diluted earnings (loss) per share attributable to stockholders	$1.36	$(0.15)	$(1.35)

The computation of diluted earnings per share for the year ended December 31, 2023 excludes 4.0 million shares of Class B common stock and 0.2 million restricted stock units because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our consolidated balance sheet as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$42,062	$33,267
Accounts receivable	62,548	81,363
Other current assets	50,650	61,162
Total current assets	155,260	175,792
Non-current assets:
Goodwill	120,343	120,343
Other assets	11,351	13,675
Total non-current assets	131,694	134,018
Total Assets	$286,954	$309,810

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	$44,201	$61,367
Other current liabilities	71,994	63,673
Total current liabilities	116,195	125,040
Long-term liabilities:
Long-term portion of Senior Credit Facility	97,000	100,000
Subordinated debt—affiliate	—	20,000
Other long-term liabilities	54	2,733
Total long-term liabilities	97,054	122,733
Total Liabilities	$213,249	$247,773

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
Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

During the year ended December 31, 2023, we paid $10.3 million in dividends to holders of the Series A Preferred Stock. As of December 31, 2023, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on January 16, 2024. During the year ended December 31, 2022, the Company paid $7.6 million in dividends to holders of the Series A Preferred Stock and had accrued $2.4 million as of December 31, 2022.

On January 17, 2024, the Company declared a quarterly cash dividend in the amount of $0.75960 per share of Series A Preferred Stock. The dividend will be paid on April 15, 2024 to holders of record on April 1, 2024 of the Series A Preferred Stock.

A summary of our preferred equity balance for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)
Balance at December 31, 2021	$87,288
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	425
Balance at December 31, 2022	$87,713
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	352
Balance at December 31, 2023	$88,065

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

Derivative assets and liabilities are presented net in our consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2023 and 2022, we offset $5.2 million and $2.7 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	December 31, 2023	December 31, 2022
Natural Gas	MMBtu	6,254	5,984
Electricity	MWh	1,029	1,380
Trading

Commodity	Notional	December 31, 2023	December 31, 2022
Natural Gas	MMBtu	1,016	957

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
(Loss) gain on non-trading derivatives, net	$(70,304)	$17,305	$22,130
(Loss) gain on trading derivatives, net	(1,189)	516	(930)
(Loss) gain on derivatives, net	$(71,493)	$17,821	$21,200
Current period settlements on non-trading derivatives (1)	65,428	(35,966)	(15,752)
Current period settlements on trading derivatives	1,204	165	60
Total current period settlements on derivatives (1)	$66,632	$(35,801)	$(15,692)
(1)    Excludes settlements of $0.2 million related to acquisition, for the year ended December 31, 2022.

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
Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	December 31, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,926	$(1,046)	$880	$—	$880
Trading commodity derivatives	64	(35)	29	—	29
Total Current Derivative Assets	1,990	(1,081)	909	—	909
Non-trading commodity derivatives	173	(82)	91	—	91
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	173	(82)	91	—	91
Total Derivative Assets	$2,163	$(1,163)	$1,000	$—	$1,000

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(29,730)	$6,077	$(23,653)	$4,679	$(18,974)
Trading commodity derivatives	(173)	6	(167)	—	(167)
Total Current Derivative Liabilities	(29,903)	6,083	(23,820)	4,679	(19,141)
Non-trading commodity derivatives	(672)	115	(557)	503	(54)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(672)	115	(557)	503	(54)
Total Derivative Liabilities	$(30,575)	$6,198	$(24,377)	$5,182	$(19,195)

	December 31, 2022
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$709	$(154)	$555	$—	$555
Trading commodity derivatives	1,267	(190)	1,077	—	1,077
Total Current Derivative Assets	1,976	(344)	1,632	—	1,632
Non-trading commodity derivatives	1,364	(698)	666	—	666
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,364	(698)	666	—	666
Total Derivative Assets	$3,340	$(1,042)	$2,298	$—	$2,298

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(42,586)	$24,969	$(17,617)	$2,715	$(14,902)
Trading commodity derivatives	(1,831)	601	(1,230)	—	(1,230)
Total Current Derivative Liabilities	(44,417)	25,570	(18,847)	2,715	(16,132)
Non-trading commodity derivatives	(2,907)	192	(2,715)	—	(2,715)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(2,907)	192	(2,715)	—	(2,715)
Total Derivative Liabilities	$(47,324)	$25,762	$(21,562)	$2,715	$(18,847)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2023	December 31, 2022
Information technology	2 – 5	$6,983	$7,680
Furniture and fixtures	2 – 5	—	20
Total		6,983	7,700
Accumulated depreciation		(2,273)	(3,009)
Property and equipment—net		$4,710	$4,691

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of December 31, 2023 and 2022, information technology includes $1.5 million and $0.9 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the consolidated statements of operations was $1.4 million, $1.7 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	December 31, 2023	December 31, 2022
Goodwill	$120,343	$120,343
Customer Relationships— Acquired
Cost	$—	$5,026
Accumulated amortization	—	(4,825)
Customer Relationships—Acquired	$—	$201
Customer Relationships—Other
Cost	$968	$7,886
Accumulated amortization	(487)	(5,086)
Customer Relationships—Other, net	$481	$2,800
Trademarks
Cost	$4,040	$4,041
Accumulated amortization	(1,616)	(1,213)
Trademarks, net	$2,424	$2,828

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2020	$120,343	$14,513	$3,255	$4,598
Additions	—	—	9,100	—
Adjustments	—	—	(27)	—
Amortization	—	(9,081)	(3,577)	(1,066)
Balance at December 31, 2021	$120,343	$5,432	$8,751	$3,532
Additions	—	—	1,091	—
Adjustments	—	1	—	(10)
Amortization	—	(5,232)	(7,042)	(694)
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
Additions	—		—	—
Amortization	—	(201)	(2,319)	(404)
Balance at December 31, 2023	$120,343	$—	$481	$2,424
During the twelve months ended December 31, 2022, the Company changed the estimated average life for Customer Relationships — Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the twelve months ended December 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at December 31, 2023 is as follows (in thousands):

Year Ending December 31,
2024	$746
2025	543
2026	404
2027	404
2028	404
> 5 years	404
Total	$2,905

9. Debt
Debt consists of the following amounts as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Long-term debt:
Senior Credit Facility (1) (2)	$97,000	$100,000
Subordinated Debt	—	20,000
Total long-term debt	97,000	120,000
Total debt	$97,000	$120,000
(1) As of December 31, 2023 and 2022, the weighted average interest rate on the Senior Credit Facility was 8.60% and 7.83%, respectively.
(2) As of December 31, 2023 and 2022, we had $24.3 million and $34.4 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.2 million and $2.1 million as of December 31, 2023 and 2022, respectively. Of these amounts, $0.8 million and $0.8 million are recorded in other current assets, and $0.4 million and $1.3 million are recorded in other non-current assets in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Senior Credit Facility	$6,802	$4,333	$2,206
Letters of credit fees and commitment fees	1,640	1,637	1,417
Amortization of deferred financing costs	825	1,125	997
Other	67	109	306
Interest expense	$9,334	$7,204	$4,926
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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of December 31, 2023 was 1.96 to 1.00.
•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the SEC, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of December 31, 2023 was 1.82 to 1.00.
•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of December 31, 2023 was 1.71 to 1.00.

As of December 31, 2023, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company experienced compressed gross profit due to an extreme elevation of commodity costs during 2022, impacting calculated Adjusted EBITDA, a primary component of the financial covenants described above. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Class A common stock and Series A Preferred Stock.

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

As of December 31, 2023 and 2022, there were zero and $20.0 million outstanding borrowings under the Subordinated Debt Facility.

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

	Level 1	Level 2	Level 3	Total
December 31, 2023
Non-trading commodity derivative assets	$—	$971	$—	$971
Trading commodity derivative assets	—	29	—	29
Total commodity derivative assets	$—	$1,000	$—	$1,000
Non-trading commodity derivative liabilities	$—	$(19,028)	$—	$(19,028)
Trading commodity derivative liabilities	—	(167)	—	(167)
Total commodity derivative liabilities	$—	$(19,195)	$—	$(19,195)

	Level 1	Level 2	Level 3	Total
December 31, 2022
Non-trading commodity derivative assets	$72	$1,149	$—	$1,221
Trading commodity derivative assets	—	1,077	—	1,077
Total commodity derivative assets	$72	$2,226	$—	$2,298
Non-trading commodity derivative liabilities	$—	$(17,617)	$—	$(17,617)
Trading commodity derivative liabilities	—	(1,230)	—	(1,230)
Total commodity derivative liabilities	$—	$(18,847)	$—	$(18,847)

We had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2023, 2022 and 2021.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of December 31, 2023 and 2022, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.3 million and $0.1 million, respectively.
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
Total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $2.3 million, $3.2 million and $3.4 million. Total income tax expense/(benefit) related to stock-based compensation recognized in net income (loss) was $0.2 million, less than $0.1 million and less than $(0.1) million for the years ended December 31, 2023, 2022 and 2021.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units is based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $2.3 million, $3.1 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, in general and administrative expense with a corresponding increase to additional paid in capital. The following table summarizes equity classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2023:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	114	$44.88
Granted	81	12.44
Dividend reinvestment issuances	4	27.24
Vested	(60)	12.46
Forfeited	(3)	42.82
Unvested at December 31, 2023	136	$23.21

For the year ended December 31, 2023, 59,549 restricted stock units vested, with 37,835 shares of Class A common stock distributed to the holders of these units and 21,714 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2023, there was $2.3 million of total unrecognized compensation cost related to the Company’s equity classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of less than $0.1 million, $0.1 million and $0.3 million for years ended December 31, 2023, 2022 and 2021, respectively, in general and administrative expense with a corresponding increase to liabilities. As of December 31, 2023 and 2022 , the Company’s liabilities related to these restricted stock units recorded in current liabilities was less than $0.1 million and $0.2 million, respectively. The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2023:

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2022	14	$25.55
Granted	6	9.40
Dividend reinvestment issuances	6	9.40
Vested	(9)	11.55
Forfeited	—	—
Unvested at December 31, 2023	17	$9.40

For the year ended December 31, 2023, 8,890 restricted stock units vested, with 8,631 shares of Class A common stock distributed to the holders of these units and 259 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to the Company’s liability classified restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

The provision for income taxes for the years ended December 31, 2023, 2022, and 2021 included the following components:

(in thousands)	2023	2022	2021
Current:
Federal	$4,028	$3,045	$381
State	1,960	1,476	(622)
Total Current	5,988	4,521	(241)

Deferred:
Federal	4,031	1,505	4,274
State	1,123	457	1,233
Total Deferred	5,154	1,962	5,507
Provision for income taxes	$11,142	$6,483	$5,266

The effective income tax rate was 30%, 37%, and (3,582)% for the years ended December 31, 2023, 2022, and 2021, respectively. The following table reconciles the income tax benefit that would result from application of the statutory federal tax rate, 21%, 21%, and 21% for the years ended December 31, 2023, 2022, and 2021 respectively, to the amount included in the consolidated statement of operations:

(in thousands)	2023	2022	2021
Expected provision at federal statutory rate	$7,822	$3,714	$(31)
Increase (decrease) resulting from:
Non-controlling interest	(2,090)	(963)	3,475
Preferred Stock dividends	1,596	1,198	1,264
State income taxes, net of federal income tax effect	2,671	1,918	1,745
Prior year tax adjustments	(131)	148	(996)
Outside Tax basis Adjustment	1,220	225	(282)
Penalties	—	238	(158)
Stock conversion	—	—	1,486
Rate differential on loss carryback	—	—	(1,157)
Other	54	5	(80)
Provision for income taxes	$11,142	$6,483	$5,266

Total income tax expense for the years ended December 31, 2023, 2022 and 2021 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest, which gets taxed at the non-controlling interest partner level. In addition, in 2021 the Company recognized an effective tax rate benefit from the carry-back of a net operating loss due to higher statutory rate in the carry-back years.

The components of our deferred tax assets as of December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Deferred Tax Assets:
Investment in Spark HoldCo	$12,241	$16,931
Derivative Liabilities	405	333
Fixed Assets and Intangibles	2,047	2,919
Other	685	552
Total deferred tax assets	$15,378	$20,735

Deferred Tax Liabilities:
Other	(96)	(298)
Total deferred tax liabilities	$(96)	$(298)
Total deferred tax assets/liabilities	$15,282	$20,437

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

The tax years 2017 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2023 and 2022 there was no liability, and for the years ended December 31, 2023, 2022 and 2021, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2023 and 2022.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. The Company is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

On December 18, 2023, Foote v. Electricity N.H., LLC (“ENH”), a purported Telephone Consumer Protection Act (the “TCPA”) class action was filed in the United States District Court for the District of New Hampshire. Plaintiff claims that calls made to her violated the TCPA. Plaintiff purports to assert claims on her own behalf and a putative class of individuals to whom calls using a prerecorded or artificial voice message regarding ENH’s services were placed during the period of September 1, 2019 through September 1, 2023. ENH only operates in New Hampshire and no other states. The Company denies Plaintiff’s allegations and intends to vigorously defend against her claims.

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

Maine. On February 9, 2023, Maine Commission’s Consumer Assistance and Safety Division (“Advocacy Staff”) filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023 (Docket No. 2023-00024). The Company met with Advocacy Staff over the course of several months to address concerns. As a result, the Company and the Advocacy Staff have agreed to a settlement in principle pursuant to which customers would receive certain limited refunds on their energy bill. This settlement is pending, and the Maine Commission is required to approve the settlement. The Company is working with the Commission and believes this matter will not have a material impact on the Company.

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

In addition to the matters disclosed above, in the ordinary course of business, the Company may from time to time be subject to regulators initiating informal reviews or issuing subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rules, regulations and practices. Although there can be no assurance in this regard, the Company does not expect any of those regulatory reviews to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Indirect Tax Audits
We are undergoing various types of indirect tax audits spanning from years 2020 to 2023 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.
As of December 31, 2023 and December 31, 2022 we had accrued $6.3 million and $3.7 million, respectively, related to litigation and regulatory matters and $0.7 million and $0.2 million, respectively, related to indirect tax audits. The accrual for litigation and regulatory matters, and indirect tax audit is recorded in accrued liabilities on the balance sheet. The outcome of each of these may result in additional expense.
14. Transactions with Affiliates

Transactions with Affiliates

We enter into transactions with and pay certain costs on behalf of affiliates that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. We also sell and purchase natural gas and electricity with affiliates. We present receivables and payables with the same affiliate on a net basis in the consolidated balance sheets as all affiliate activity is with parties under common control. Affiliated transactions include certain services to the affiliated companies associated with employee benefits provided through our benefit plans, insurance plans, leased office space, administrative salaries, due diligence work, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed are based on the services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying consolidated financial statements include costs that have been incurred by us and then directly billed or allocated to affiliates, as well as costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively, recorded in the consolidated balance sheets. Transactions with affiliates for sales or purchases of natural gas and electricity, are recorded in retail cost of revenues, and net asset optimization revenues in the consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate recorded in the consolidated balance sheets.
The following tables presents asset and liability balances with affiliates (in thousands):

	December 31, 2023	December 31, 2022
Assets
Accounts Receivable - affiliates	$4,683	$6,455
Total Assets - affiliates	$4,683	$6,455

	December 31, 2023	December 31, 2022
Liabilities
Accounts Payable - affiliates	$472	$265
Subordinated Debt - affiliates (1)	—	20,000
Total Liabilities - affiliates	$472	$20,265

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
The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Revenue NAO - affiliates	$3,262	$4,122	$1,566
Less: Cost of Revenue NAO - affiliates	334	536	5
Net NAO - affiliates	$2,928	$3,586	$1,561

The Company's retail cost of revenue include gains/losses related to derivative instruments transactions with affiliates. For the years ended December 31, 2023, 2022 and 2021, respectively, we recognized gain of $0.3 million, zero and zero in retail cost of revenue related to derivative instruments settlements.
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $1.5 million, $2.7 million and $(0.5) million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company would have incurred incremental costs of $1.5 million, $1.6 million, $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, operating on a stand-alone basis.
Distributions to and Contributions from Affiliates

During the years ended December 31, 2023, 2022 and 2021, we made distributions to affiliates of Mr. Maxwell of $3.6 million, $14.5 million and $14.8 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the years ended December 31, 2023, 2022 and 2021, we also made distributions to these affiliates for gross-up distributions of $0.7 million, $0.1 million, and $2.6 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.
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

As of December 31, 2023 and 2022, there were zero and $20.0 million outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

15. Segment Reporting

Our determination of reportable business segments considers the strategic operating units under which we make financial decisions, allocate resources and assess performance of our business. Our reportable business segments are retail electricity and retail natural gas. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. Corporate and other consists of expenses and assets of the retail electricity and natural gas segments that are managed at a consolidated level such as general and administrative expenses. Asset optimization activities and wireless services are also included in Corporate and other.

For the years ended December 31, 2023, 2022 and 2021, we recorded asset optimization revenues of $24.6 million, $86.7 million and $57.0 million and asset optimization cost of revenues of $31.9 million, $89.0 million and $61.2 million, respectively, which are presented on a net basis in asset optimization revenues.

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

Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Years Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenues	$435,192	$460,493	$393,485
Less:
Retail cost of revenues	310,744	357,096	323,219
Gross Profit	124,448	103,397	70,266
Less:
Net asset optimization expense	(7,326)	(2,322)	(4,243)
Net, (loss) gain on non-trading derivative instruments	(70,304)	17,305	22,130
Net, cash settlements on non-trading derivative instruments	65,428	(35,966)	(15,752)
Non-recurring event - winter storm Uri	—	9,565	(64,403)
Retail Gross Margin	$136,650	$114,815	$132,534

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$328,466	$110,894	$(4,168)	$—	$435,192
Retail cost of revenues	240,979	68,202	1,563	—	310,744
Gross Profit	$87,487	$42,692	$(5,731)	$—	$124,448
Less:
Net asset optimization expense	—	—	(7,326)	—	(7,326)
Net, loss on non-trading derivative instruments	(58,554)	(11,750)	—	—	(70,304)
Current period settlements on non-trading derivatives	58,475	6,953	—	—	65,428
Retail gross margin	$87,566	$47,489	$1,595	$—	$136,650
Total Assets	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$352,750	$110,065	$(2,322)	$—	$460,493
Retail cost of revenues	275,701	81,395	—	—	357,096
Gross Profit	$77,049	$28,670	$(2,322)	$—	$103,397
Less:
Net asset optimization expense	—	—	(2,322)	—	(2,322)
Net, gain on non-trading derivative instruments	11,351	5,954	—	—	17,305
Current period settlements on non-trading derivatives	(26,616)	(9,350)	—	—	(35,966)
Non-recurring event - winter storm Uri	9,565	—	—	—	9,565
Retail gross margin	$82,749	$32,066	$—	$—	$114,815
Total Assets	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill	$117,813	$2,530	$—	$—	$120,343

Year Ended December 31, 2021
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$322,594	$75,134	$(4,243)	$—	$393,485
Retail cost of revenues	284,794	38,425	—	—	323,219
Gross Profit	$37,800	$36,709	$(4,243)	$—	$70,266
Less:
Net asset optimization expense	—	—	(4,243)	—	(4,243)
Net, Gain on non-trading derivative instruments	19,070	3,060	—	—	22,130
Current period settlements on non-trading derivatives	(12,876)	(2,876)	—	—	(15,752)
Non-recurring event - winter storm Uri	(64,403)	—	—	—	(64,403)
Retail gross margin	96,009	36,525	—	—	132,534
Total Assets	$1,527,456	$7,320	$310,039	$(1,491,056)	$353,759
Goodwill	$117,813	$2,530	$—	$—	$120,343

Significant Customers
For each of the years ended December 31, 2023, 2022 and 2021, we did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.
Significant Suppliers

For each of the years ended December 31, 2023, 2022 and 2021, we had two, three, and two significant suppliers that individually accounted for more than 10% of our consolidated retail cost of revenues. For each of the years ended December 31, 2023, 2022 and 2021, these suppliers accounted for 28%, 61% and 26% of our consolidated cost of revenue.

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

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers and as the contractual requirements under the asset purchase agreement are met, we make payments to the sellers from the escrow account. As of December 31, 2022, the balance in the escrow account was $1.7 million. These funds were released to the sellers in the first quarter of 2023 as remaining conditions of the asset purchase agreement were met. As of December 31, 2023, the balance in the escrow account was zero.

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

17. Subsequent Events

Declaration of Dividends

On January 17, 2024, we declared a quarterly cash dividend in the amount of $0.75960 per share to holders of record of the Series A Preferred Stock on April 1, 2024. The dividend will be paid on April 15, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for non-accelerated companies provide an exemption from the attestation requirement

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be disclosed in a Form 10-K/A or Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

Item 11. Executive Compensation

Information as to Item 11 will be disclosed in a Form 10-K/A or Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Except as provided below, information as to Item 12 will be disclosed in a Form 10-K/A or Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

Equity Compensation Plan Information
The following table shows information about our Class A common stock that may be issued under the Via Renewables, Inc. Amended and Restated Incentive Plan (the “Incentive Plan”) as of December 31, 2023.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by the security holders	170,607	198,957
Equity compensation plans not approved by the security holders	—	—
Total	170,607	198,957
(1) This column reflects the maximum number of shares of Class A common stock that may be issued under outstanding and unvested restricted stock units ("RSUs") at December 31, 2023. No stock options or warrants have been granted under the Incentive Plan.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be disclosed in a Form 10-K/A or Proxy Statement, which will be filed no later than 120 days after December 31, 2023

Item 14. Principal Accounting Fees and Services

Information as to Item 14 will be disclosed in a Form 10-K/A or Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

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

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement by and between Spark HoldCo, LLC and Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.1	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
3.1*	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc.	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock.	8-A	5	3/14/2017	001-36559
4.1	Description of Capital Stock of Via Renewables, Inc.	10-K	4.1	3/5/2020	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375

10.1	Credit Agreement, dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, BOKF, NA (d/b/a/ Bank of Texas), as joint-lead arranger and issuing bank, and the other financial institutions party thereto.	8-K	10.1	7/7/2022	001-36559
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
		10-Q	10.1	11/3/2017	001-36559
10.4	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto, and Brown Brothers Harrisman & Co., as existing bank.	8-K	10.1	7/20/2018	001-36559
10.5	Amendment No. 3 to the Credit Agreement, dated as of June 13, 2019, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	6/18/2019	001-36559
10.6#	Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	10-Q	10.1	8/5/2020	001-36559
10.7#	Amendment No. 5 to the Credit Agreement, dated as of October 15, 2021, by and among Via Renewables, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	10/21/2021	001-36559

10.8	New Bank Agreement, dated October 30, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto and Gulf Capital Bank, as new bank.	10-Q	10.2	11/4/2020	001-36559
10.9	New Bank Agreement, dated January 19, 2021, by and among Spark Energy, Inc., the Co-Borrowers and Guarantors, the Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and Wells Fargo Bank, NA, as new bank	10-Q	10.2	5/6/2021	001-36559
10.10	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.11	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.12	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559
10.13	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559
10.14	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.15	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.16	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.17	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated July 31, 2020.	10-K	10.46	3/4/2021	001-36559
10.18	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Via Renewables, Inc., dated October 13, 2021.	8-K	10.2	10/20/2021	001-36559
10.19	Amended and Restated Subordinated Promissory Note (Note No. 7), dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	7/7/2022	001-36559
10.20†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738
10.21†	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.	10-Q	10.3	11/10/2016	001-36559
10.22†	Spark Energy, Inc. Second Amended and Restated Long Term Incentive Plan.	8-K	10.1	5/23/2019	001-36559

10.23†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375
10.24†	Form of Restricted Stock Unit Agreement (Second A&R LTIP).	10-Q	10.2	8/5/2020	001-36559
10.25†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-197738
10.26†	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).	10-Q	10.5	8/3/2018	333-196375
10.27†	Form of Notice of Grant of Restricted Stock Unit (Second A&R LTIP).	10-Q	10.3	8/5/2020	001-36559
10.28†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.29†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559
10.30†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559
10.31†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Nick W. Evans, Jr.	8-K	10.1	5/27/2016	001-36559
10.32†	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.33†	Indemnification Agreement, dated as of March 17, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.2	3/19/2020	001-36559
10.34	Indemnification Agreement, dated as of June 7, 2023, by and between Via Renewables, Inc. and A. Stephen Kennedy.	8-K	10.1	6/12/2023	001-36559
10.35†	Employment Agreement, dated June 14, 2019, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.3	6/18/2019	001-36559
10.36†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.37†	Employment Agreement, effective as of March 23, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	3/25/2020	001-36559
10.38†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas	10-Q	10.5	11/4/2021	001-36559
10.39†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	11/8/2021	001-36559
10.40†	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC	10-K	10.47	3/4/2021	001-36559
10.41†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.	10-Q	10.3	11/4/2021	001-36559

10.42	Amendment No. 2 to Engagement Letter Agreement, dated November 28, 2022, by and between Good Counsel Group LLC and Spark Energy, LLC.	10-Q	10.1	5/4/2023	001-36559
10.43	Amendment to Engagement Letter Agreement, dated July 5, 2023, by and between Good Counsel Group, LLC and Spark Energy, LLC	8-K	10.1	7/6/2023	001-36559
10.44	Transition and Resignation Agreement and Mutual Release of Claims, dated April 2, 2021, between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	4/8/2021	001-36559
10.45 †	Transition and Resignation Agreement and Mutual Release of Claims, dated November 4, 2021, by and between Via Renewables, Inc. and James Jones	10-Q	10.4	11/4/2021	001-36559
16.1	Letter from Ernst & Young LLP, dated March 31, 2022	8-K	16.1	3/31/2022	001-36559
21.1*	List of Subsidiaries of Via Renewables, Inc.
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
97*	Incentive-Based Compensation Recovery Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

February 29, 2024	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 29, 2024:

	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen Kennedy
Stephen Kennedy
Director

/s/ Kenneth M. Hartwick
Kenneth M. Hartwick
Director

/s/ Amanda Bush
Amanda Bush
Director