Form 10-K/A
period 2023-12-31
Via Renewables, Inc.
filed 2024-03-27
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

There were 3,232,701 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of March 25, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Via Renewables, Inc. (“we,” “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024. The purpose of this Form 10-K/A is to include information required in Part III (Items 10, 11, 12, 13 and 14).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

On December 29, 2023, we entered into a merger agreement (the “Merger Agreement”) with Retailco, LLC, a Texas limited liability company (“Retailco”), and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco (“Merger Sub”), whereby all of our Class A common stock (except for as described below), will be acquired by Retailco for $11.00 per share. Retailco is an entity owned by TxEx Energy Investments, LLC, which is wholly owned by Mr. Maxwell.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board and executive officers are:

Name	Age	Position
W. Keith Maxwell, III	59	Chief Executive Officer, Chairman of the Board of Directors, Director
Mike Barajas	40	Chief Financial Officer
Paul Konikowski	52	Chief Operating Officer
Amanda E. Bush(1)(2*)(3)	43	Director
Kenneth M. Hartwick(1*)(2)(3)	61	Director
Stephen Kennedy(1)(2)(3)	62	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
*	Chair of specified committee
Our Board of Directors currently consists of four members. Our directors are divided into three classes serving staggered three-year terms. Each year, the directors of one class stand for re-election as their terms of office expire. Messrs. Maxwell and Hartwick are designated as Class I directors and their terms of office will expire at our Annual Meeting of Shareholders in 2024, if one is held. Ms. Bush is designated as a Class III director, and her term of office will expire at our Annual Meeting of Shareholders in 2026, if one is held. Mr. Kennedy is designated as a Class II director, and his term of office will expire at our Annual Meeting of Shareholders in 2025, if one is held.

Set forth below is biographical information about each of our executive officers and directors.

W. Keith Maxwell III. Mr. Maxwell has served as our Chief Executive Officer since November 2020, and as a director and non-executive Chairman of the Board of Directors since August 2014. Mr. Maxwell served as interim Chief Executive Officer from March 2020 to November 2020. Mr. Maxwell serves as the Chief Executive Officer of NuDevco Partners, LLC, Retailco, LLC, a Texas limited liability company (“Retailco”), Retailco Services, LLC and National Gas & Electric, LLC, each of which is affiliated with us. Mr. Maxwell served on the Board of Directors of Azure Midstream Partners GP, LLC, the general partner of a midstream energy company, from February 2015 until February 2016. Prior to that time, he served as Chairman of the Board of Marlin Midstream GP, LLC (formerly Marlin Midstream Partners, LP). Prior to founding the predecessor of Via Renewables, Inc. in 1999, Mr. Maxwell was a founding partner in Wickford Energy, an oil and natural gas services company, in 1994. Wickford Energy was sold to Black Hills Utilities in 1997. Prior to Wickford Energy, Mr. Maxwell was a partner in Polaris Pipeline, a natural gas producer, services and midstream company sold to TECO Pipeline in 1994. In 2010, Mr. Maxwell was named Ernst & Young Entrepreneur of the Year in the Energy, Chemicals and Mining category. A native of Houston, Texas, Mr. Maxwell earned a Bachelor’s Degree in Economics from the University of Texas at Austin in 1987. Mr. Maxwell has several philanthropic interests, including the Special Olympics, Child Advocates, Salvation Army, Star of Hope and Helping a Hero. We believe that Mr. Maxwell’s extensive energy industry background, leadership experience developed while serving in several executive positions and strategic planning and oversight brings important experience and skill to our board of directors.

Mike Barajas. Mr. Barajas serves as our Chief Financial Officer, a position he has held since November 2021. Immediately prior to his appointment as Chief Financial Officer, Mr. Barajas served as the Company’s Vice President of Finance and Investor Relations. Mr. Barajas oversees the Company’s accounting, tax, SEC reporting, treasury, financial planning and analysis, and investor relations functions. He is also the Chief Risk Officer. Prior to rejoining the Company in 2019, Mr. Barajas worked for several energy companies including Spark Energy from 2009 to 2014, Marlin Midstream, Xcalibur Logistics, and National Gas & Electric, LLC (“NG&E”) with leadership experience in accounting, finance, mergers & acquisitions, and treasury. Mr. Barajas holds a Master of Science in Accounting and a Bachelor of Business Administration from the C.T. Bauer College of Business at The University of Houston. Mr. Barajas is a Certified Public Accountant in the state of Texas.

Paul Konikowski. Mr. Konikowski has served as our Chief Operating Officer since November 2021. Immediately prior to his appointment as Chief Operating Officer, Mr. Konikowski served as Senior Vice President and General Manager of NG&E, a position he had held since April 2015. Prior to NG&E, Mr. Konikowski served as Chief Operating Officer of Glacial Energy and Senior Vice President and Chief Information Officer of Via Renewables, Inc. (formerly Spark Energy, Inc.). Mr. Konikowski has extensive retail energy experience spanning more than 20 years including, sales, operations, risk and IT. Mr. Konikowski holds a Bachelor of Business Administration in Computer Information Systems and Marketing from Stephen F. Austin State University.

Amanda E. Bush. Ms. Bush has served as a director since August 2019. Ms. Bush currently serves as the Chief Financial Officer of Laser Midstream, a position she has held since February 2022. Prior to joining Laser Midstream, Ms. Bush served as the Chief Financial Officer of Azure Midstream Energy, LLC, a midstream energy company, from June 2017 through February 2022. Prior to joining Azure Midstream Energy, LLC, she was the Chief Financial Officer at Marlin Midstream Partners, LP, a midstream energy company, from April 2013 to June 2017. Ms. Bush served as Chief Financial Officer of Via Renewables, Inc. from May 2012 to April 2013, and prior to that held positions in various other finance roles with Via Renewables, Inc. Ms. Bush began her career in public accounting with PwC. Ms. Bush has a master’s degree in accounting from the University of Houston and is a Texas certified public accountant. Ms. Bush was selected to serve as a director because of her extensive financial expertise and knowledge of the retail natural gas and electricity business.

Kenneth M. Hartwick. Mr. Hartwick has served as a director since August 2014. Mr. Hartwick currently serves as Chief Executive Officer and previously as the Senior Vice President and Chief Financial Officer of Ontario Power Generation, Inc., an electricity producer, a position he has held since April 2019. Previously, Mr. Hartwick served as Senior Vice President and Chief Financial Officer of Ontario Power Generation, Inc., from March 2016 to April 2019. Mr. Hartwick also serves as a director of MYR Group, Inc., an electrical contractor specializing in transmission, distribution, and substation projects, a position he has held since 2015. Mr. Hartwick served as the Chief Financial Officer of Wellspring Financial Corporation, a sales financing company, from February 2015 until March 2016. Mr. Hartwick also served as the interim Chief Executive Officer of Atlantic Power Corporation, a power generation plant operator, from September 2014 until January 2015 and as a director of Atlantic Power Corporation from October 2004 until March 2016. He has served in various roles for Just Energy Group Inc., most recently serving as President and Chief Executive Officer from 2004 to February 2014. Mr. Hartwick also served as President of Just Energy Group Inc. from 2006 to 2008, as Chief Financial Officer from 2004 to 2006, and as a director from 2008 to February 2014. Mr. Hartwick also served as the Chief Financial Officer of Hydro One, Inc., an energy distribution company, from 2002 to 2004. Mr. Hartwick holds an Honours of Business Administration degree from Trent University. Mr. Hartwick was selected to serve as a director because of his extensive knowledge of the retail natural gas and electricity business and his leadership and management expertise.

Stephen Kennedy. Mr. Kennedy has served as a director of the Company since June 2023. Mr. Kennedy is currently employed as Managing Director at Opportune, LLP. Mr. Kennedy was Founder & Senior Advisor – Energy Group for Amegy Bank from May 2022 until December 2023. Prior to that, he was EVP & Head of Energy Banking at Amegy for 25 years. Before his time with Amegy, he held a position as VP of Energy Banking at Wells Fargo. Prior to joining Wells Fargo, Mr. Kennedy held a position of AVP of Energy Banking at Bank One. He holds an M.B.A. with a concentration in Finance from Baylor University and received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University. He has authored several articles on energy matters, including one regarding energy derivatives published in the October 2005 edition of the “Oil & Gas Financial Journal.” He also served as the President of the Petroleum Club of Houston from 2022 to 2023 and is a founding board member of the Houston Energy Forum. Mr. Kennedy was selected to serve as a director because of his extensive knowledge of the energy industry and his financial expertise.

Status as a Controlled Company

Because W. Keith Maxwell, III, through his indirect ownership of NuDevco Retail, LLC, a Texas limited liability company (“NuDevco Retail”) and Retailco, controls more than 50% of our outstanding voting power, we qualify as a “controlled company” as that term is defined under the corporate governance rules of the NASDAQ Global Select Market (“NASDAQ”). As a controlled company, we may elect not to comply with certain NASDAQ corporate governance requirements, including (i) the requirement that a majority of our Board of Directors consist of independent directors, (ii) the requirement to have a nominating/corporate governance committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities, (iii) the requirement to have a compensation committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities, and (iv) the requirement of an annual performance evaluation of the nominating/corporate governance and compensation committees.

Although our Board of Directors consists of a majority of independent directors and has established a nominating and corporate governance committee and a compensation committee of independent directors, it may appoint non-independent directors and determine to eliminate these committees at any time. In such a case, you may not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

Meetings and Committees of Directors

The Board of Directors held four meetings during 2023, and our independent directors met in executive session four times during 2023. The Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Audit Committee held four meetings in 2023, the Compensation Committee held three meetings in 2023, and the Nominating and Corporate Governance Committee held three meetings in 2023. During 2023, each of our directors attended at least 75% of the meetings of the Board of Directors and the meetings of the committees of the Board of Directors on which that director served.

Audit Committee

The Audit Committee is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three directors who meet the independence and other requirements of the NASDAQ and the SEC. The Audit Committee currently consists of Ms. Bush and Messrs. Kennedy and Hartwick. Ms. Bush currently serves as the Chair of the Audit Committee.

The SEC requires that we disclose whether or not our Audit Committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. We have determined that each of Ms. Bush and Messrs. Hartwick and Kennedy satisfies the definition of “audit committee financial expert.” Additionally, each of the current members of the Audit Committee meets the requirements of financial literacy under the requirements of the NASDAQ and SEC rules and regulations.

The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accountant, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accountant. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accountant. Our independent registered public accountant is given unrestricted access to the Audit Committee. More information regarding the functions performed by the Audit Committee and its membership is set forth in the “Audit Committee Report” included herein and also in the “Audit Committee Charter” that is posted on the Company’s website at www.viarenewables.com.

Compensation Committee

Our Compensation Committee currently consists of three directors who are “independent” as such term is defined under the rules of the SEC and the NASDAQ. Our Compensation Committee currently consists of Ms. Bush and Messrs. Kennedy and Hartwick. Mr. Hartwick currently serves as the Chair of the Compensation Committee.

The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and, in certain circumstances, for other employees. Our Compensation Committee also administers our incentive compensation plans.

The Compensation Committee is delegated all authority of the Board of Directors as may be required or advisable to fulfill the purposes of the Compensation Committee. The Compensation Committee may form and delegate some or all of its authority to subcommittees when it deems appropriate. Meetings may, at the discretion of the Compensation Committee, include members of the Company’s management, other members of the Board of Directors, consultants or advisors, and such other persons as the Compensation Committee or its chairperson may determine in an informational or advisory capacity.

Our Chief Executive Officer annually reviews the competitive pay position and the performance of each member of senior management other than himself. Our Chief Executive Officer’s conclusions and recommendations, including those for base salary adjustments and award amounts for the current year, are presented to the Compensation Committee. The Compensation Committee makes all compensation decisions and approves all share-based awards for the Named Executive Officers. The Compensation Committee may exercise its discretion in modifying any compensation adjustment or awards to any executive officer, including reducing or increasing the payment amount for one or more components of such awards.

Our Board of Directors annually considers the performance of our Chief Executive Officer. The Compensation Committee determines all components of our Chief Executive Officer’s compensation and meets outside the presence of all of our executive officers to consider appropriate compensation for our Chief Executive Officer.

The Compensation Committee has the sole authority to retain, amend the engagement with, and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or officer compensation, including employment contracts and change in control provisions. The Compensation Committee has sole authority to approve the consultant’s fees and other retention terms and has authority to cause the Company to pay the fees and expenses of such consultants. As of the date of this Form 10-K/A we have not engaged a compensation consultant.

More information regarding the functions performed by the Compensation Committee and its membership is in the “Compensation Committee Charter” that is posted on the Company’s website at www.viarenewables.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of three directors who are “independent” as such term is defined under the rules of the SEC and the NASDAQ. Our Nominating and Corporate Governance Committee currently consists of Ms. Bush and Messrs. Kennedy and Hartwick. Our Nominating and Corporate Governance Committee elects its chair on a meeting by meeting basis..
The Nominating and Corporate Governance Committee identifies individuals qualified to become directors, consistent with criteria approved by the Board, recommends to the Board the director nominees for annual meetings of shareholders; reviews and recommends to the Board the corporate governance policies applicable to the Company; oversees the evaluation of the Board and its committees; oversees the Company’s policies, goals and reporting on sustainability, environmental, social and governance matters; and performs such other functions as the Board may assign it from time to time.

The Nominating and Corporate Governance Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may retain and determine funding for executive search firms, legal counsel, consultants, as well as other experts and advisers. The Nominating and Corporate Governance Committee may form and delegate some or all of its authority to subcommittees when it deems appropriate. Meetings may, at the discretion of the Nominating and Corporate Governance Committee, include members of the Company’s management, other members of the Board of Directors, consultants or advisors, and such other persons as the Nominating and Corporate Governance Committee or its chairperson may determine in an informational or advisory capacity.

More information regarding the functions performed by the Nominating and Corporate Governance Committee and its membership is set forth in the “Nominating and Corporate Governance Committee Charter” that is posted on the Company’s website at www.viarenewables.com. See also “Identification of Director Candidates” included herein for more information regarding the Nominating and Corporate Governance Committee’s role in selecting director nominees.

Director Independence

We have reviewed the independence of our current non-management directors using the independence standards of the NASDAQ and, based on this review, determined that all three of our non-management directors, Ms. Bush and Messrs. Kennedy and Hartwick are independent. In connection with this assessment, the Board of Directors also determined that Ms. Bush and Messrs. Kennedy and Hartwick are independent within the meaning of the NASDAQ standards currently in effect and applicable to members of the Audit Committee and Compensation Committee.

Delinquent Section 16(A) Reports

Our executive officers and directors and persons who own more than 10% of our Common Stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership of Common Stock, as well as changes in that ownership. Based solely on our review of reports and written representations that we have received, we believe that all required reports were timely filed during 2023.

Code of Conduct and Financial Code of Ethics

Our Board of Directors has adopted a Code of Conduct applicable to our employees, directors and officers, and a Financial Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and other senior financial officers in accordance with applicable U.S. federal securities laws and the corporate governance rules of NASDAQ. Any waiver of the Code of Conduct and Financial Code of Ethics may be made only by our Board of Directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of NASDAQ. The Code of Conduct and Financial Code of Ethics are posted on our website at www.viarenewables.com.

Corporate Governance Guidelines

The Board of Directors believes that sound governance practices and policies provide an important framework to assist it in fulfilling its duty to shareholders. The Company’s Corporate Governance Guidelines cover the following principal subjects:

•role and functions of the Board of Directors and its Chairman;
•qualifications and independence of directors;
•size of the Board of Directors and director selection process;
•shareholder communications with directors;
•committee functions and independence of committee members;
•meetings of independent directors;
•annual performance evaluation of the committees;
•compensation of the Board of Directors;
•director access to senior management and to independent advisors;
•annual performance evaluation of the management; and
•review of governance policies and any other corporate governance issues.

The “Corporate Governance Guidelines” are posted on the Company’s website at www.viarenewables.com. The Board of Directors reviews the Corporate Governance Guidelines periodically to reassess their adequacy and approve any proposed changes.

Board Diversity Matrix

The table below contains information based on the voluntary self-identification of each member of the Company’s Board of Directors as of February 29, 2024. For the voluntary self-identification of each member of the Company’s Board of Directors as of April 17, 2023, please see our proxy statement filed in connection with our 2023 Annual Meeting of Shareholders on April 17, 2023.

Board Diversity Matrix (as of February 29, 2024)
Total Number of Directors		4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	3	--	--
Part II: Demographic Background
African American or Black	--	--	--	--
Alaskan Native or Native American	--	--	--	--
Asian	--	--	--	--
Hispanic or Latinx	--	--	--	--
Native Hawaiian or Pacific Islander	--	--	--	--
White	1	3	--	--
Two or More Races or Ethnicities	--	--	--	--
LGBTQ+	--	--	--	--
Did Not Disclose Demographic Background	--	--	--	--

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we describe our compensation philosophy, the factors the Compensation Committee considered in developing our compensation packages, and the decision-making process it followed in setting compensation for our Named Executive Officers for the year ended December 31, 2023. You should read this section in conjunction with the tables and accompanying narratives that follow.

Our “Named Executive Officers” as defined under the SEC’s rules for the year ended December 31, 2023 were:

Name	Position
W. Keith Maxwell III	Chief Executive Officer
Mike Barajas	Chief Financial Officer
Paul Konikowski	Chief Operating Officer
Barbara Clay	Former Acting General Counsel and Secretary

On August 27, 2020, we entered into a consulting agreement (the “Consulting Agreement”) with Good Counsel Legal Services, LLC, pursuant to which Ms. Clay agreed to fulfill the role of Acting General Counsel and Secretary. She was determined by the Company to be in charge of a policy-making function, and therefore an “executive officer” as defined under Rule 3b-7 of the Exchange Act. On August 1, 2021, the Consulting Agreement was amended to reflect a change of the entity from Good Counsel Legal Services, LLC to Good Counsel Group LLC.

On July 5, 2023, the Consulting Agreement was further amended to reflect a change in the amounts payable, Ms. Clay’s title from Acting General Counsel and Secretary of the Company to Consultant and the services to be performed by Ms. Clay under the Consulting Agreement. Upon entrance into the amendment on July 5, 2023, the Company determined that she no longer serves as an “executive officer” as defined under Rule 3b-7 of the Exchange Act because she no longer has a policy making function. However, because disclosure would have been provided for Ms. Clay but for the fact that she was no longer serving as an executive officer at December 31, 2023, she still is considered a Named Executive Officer for the year ended December 31, 2023. Because Ms. Clay is engaged through the Consulting Agreement, she did not participate in our compensation programs on the same basis as other Named Executive Officers unless noted below.

Objective and Focus

The objective of our compensation program is to reward performance that contributes to the achievement of our business strategy on both a short-term and long-term basis. Accordingly, a significant portion of our executive compensation is related to factors that directly and indirectly relate to our business strategy and performance.

Elements of Executive Compensation

The compensation of our Named Executive Officers historically consisted of base salaries, annual cash incentive bonuses, long-term incentive awards, and other in-service and post-employment benefits and perquisites.

Base Salary

We pay base salaries to provide a fixed amount of compensation for our Named Executive Officer’s regular work. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience. The Compensation Committee reviews the base salaries of the Named Executive Officers annually at the beginning of each fiscal year, and usually makes percentage increases based on several factors, including its view of the cost of living and competitive conditions for executive talent, an evaluation of our performance, the individual’s performance, years of service, responsibilities, experience, leadership abilities, increases or changes in duties and responsibilities, our future growth plans, industry conditions, and our current ability to pay. The base salary in effect for each of our Named Executive Officers during the year ended December 31, 2023 appears in the “Salary” column of our Summary Compensation Table.

Annual Incentive Cash Bonuses

We have historically paid annual incentive cash bonuses to motivate and reward our executives. Our Named Executive Officers have historically had the potential to receive a meaningful annual incentive cash bonus based upon our operational and financial performance. Historically, annual incentive cash bonuses for a particular year are paid following the end of that year, and have historically been subject to an individual’s continued employment through the date of payment.

In determining the annual incentive cash bonuses to be paid, the Compensation Committee has historically used the achievement of pre-determined operational and financial performance goals as a guideline. The operational and financial performance goals are historically determined by the Compensation Committee at the beginning of the year in consultation with management along with a target award based on a percentage of base salary. Upon completion of the year, the Compensation Committee reviews actual performance to the goals as a guide to determine the actual amount of the annual incentive cash bonus. However, the Compensation Committee and the Board maintain complete discretion on the final determination of annual cash bonuses for the Named Executive Officers.

In March of 2023, the Compensation Committee determined to use as a guide for annual incentive cash bonuses to be paid upon the conclusion of the year ended December 31, 2023 the metrics of Mass Market RCE Count; Operating Expense to Gross Margin; Free Cash Flow to Common Shareholders, as well as a discretionary component.

Mass Market RCE Count represents the residential customer equivalents (“RCEs”) in the Company’s residential and small commercial book. Operating Expense to Gross Margin is calculated as general and administrative costs (calculated as total general and administrative costs (including bad debt expense), less non-cash compensation expense, broker fees, and lead generation costs) divided by gross margin (calculated as total retail gross margin, less broker fees). We define retail gross margin as gross profit less (i) net asset optimization revenues (expenses), (ii) net gains (losses) on non-trading derivative instruments, (iii) net current period cash settlements on non-trading derivative instruments and (iv) gains (losses) from non-recurring events (including non-recurring market volatility). Free Cash Flow to Common Shareholders represents cash flows generated by the Company that are available to pay dividends, reduce debt, and pursue growth opportunities. Free Cash Flow to Common Shareholders is calculated as Adjusted EBITDA less interest, preferred stock dividends, tax payments, cash paid for acquisitions, capital expenditures, mandatory loan repayments, and earnout payments.

In March 2024, the Compensation Committee reviewed the Company’s performance over the year ended December 31, 2023 to the operational and financial performance guides established in March 2023. Each of Mass Market RCE Count, Operating Expense to Gross Margin and Free Cash Flow to Common Shareholders were below target levels. The Compensation Committee considered that with respect to RCE count, attrition in the first part of 2023 was higher due to commodity prices, but partially balanced by above average organic RCE growth later in the year. With respect to Operating Expense to Gross Margin, the Compensation Committee noted the impact of Via Wireless, other infrequent or unanticipated costs, and partial reductions in other controllable cost areas. The Compensation Committee also considered that the RSUs historically granted at the first part of the fiscal year were not being granted at the present time due to the pending Merger. Ultimately, the Compensation Committee determined to grant bonuses in the amount of $250,000 for Mr. Barajas and $350,000 for Mr. Konikowski. A bonus decision for Mr. Maxwell was deferred due to the pending Merger. The annual incentive cash bonuses with respect to the year ended December 31, 2023 appear in the “Non-equity Incentive Plan Compensation” column of our Summary Compensation Table.

Long-Term Equity Awards

We have historically paid long-term equity awards because we believe that long-term equity-based incentive compensation is an important component of our overall compensation program because it: (1) balances short- and long-term objectives; (2) aligns our Named Executive Officers’ interests with the long-term interests of our stockholders and the creation of stockholder value; (3) makes our compensation program competitive from a total remuneration standpoint; (4) encourages retention of our Named Executive Officers; and (5) gives Named Executive Officers the opportunity to share in our long-term value creation.

The Board originally adopted the Company’s Long Term Incentive Plan on July 21, 2014 in connection with our initial public offering. The incentive plan was amended and restated on September 1, 2016 to expand the sources of Class A common stock that may be used to settle awards granted under the Incentive Plan. At our 2019 annual meeting of shareholders, shareholders approved an amendment and restatement of our incentive plan to increase the number of shares of Class A common stock reserved under the plan (such plan, as amended and restated, the “Incentive Plan”).

Our Incentive Plan provides for grants of cash payments, stock options, stock appreciation rights, restricted stock or units, bonus stock, dividend equivalents, and other stock-based awards. Historically, our Named Executive Offers have only received restricted stock units (“RSUs”), rather than any other type of awards. RSUs represent a right to receive stock, cash or a combination thereof at the end of a specified deferral or vesting period. The RSUs may also provide for dividend equivalent rights (“DERs”) which, rather than paying dividends on RSUs in cash, credits additional RSUs to an award based on the dividend paid, which are subject to the same vesting schedule as the underlying grant.

Similar to its process for determining annual incentive cash bonuses, the Compensation Committee has historically used the achievement of pre-determined operational and financial performance goals as a guideline in determining the number of RSUs to grant to our Named Executive Officers in the following year. The operational and financial performance goals are historically determined by the Compensation Committee at the beginning of the year in consultation with management along with target award of a specific dollar amount of RSUs based on percentage of base salary. Upon completion of the year, the Compensation Committee reviews actual performance to the goals as a guide to determine the dollar amount of RSUs to be issued as an award. However, the Compensation Committee and the Board maintain complete discretion on the final determination of the number of RSUs to be granted to the Named Executive Officers.

Upon grant, RSUs have historically been subject to an additional time-based vesting period. We believe the combination of an operational and financial performance goal and additional time-based vesting period make the majority of our RSU grants have both a short-term and long-term incentive component. We have in the past granted RSUs that vest upon a change in control (“CIC RSUs”). In April 2022, the Compensation Committee reserved 150,000 shares of Common Stock under our existing Incentive Plan to be used for awards that the Compensation Committee may grant that vest upon a change in control, such as the CIC RSUs. As of the date of this Form 10-K/A, no awards that vest upon a change in control have been granted to, or are outstanding with respect to, any of our current director or executive officers named in this Form 10-K/A.

The RSUs issued during the year ended December 31, 2023 are reported in the “Stock Awards” column of the Summary Compensation Table and were based upon guideline operational and performance goals and achievement thereof during the year ended December 31, 2022 established in March 2022, and exercise of discretion by the Compensation Committee.

In March 2022, the Compensation Committee adopted the operational and financial metrics of Embedded Gross Margin and Relative Total Shareholder Return to be used as a guide in determining the number of RSUs to be granted in 2023 based on performance for the year ended December 31, 2022.

Embedded Gross Margin is defined as a rolling five-year measure of management’s estimate of future contracted Retail Gross Margin. The Embedded Gross Margin is the difference between existing customer contract prices and the cost of supply for the remainder of the term, with appropriate assumptions for customer attrition and renewals. It is assumed that expiring contracts will be renewed at target margin and renewals rates. Relative Total Shareholder Return is calculated as the percentile ranking against the peer group based on the increase or decrease in the volume-weighted average price (“VWAP”) of the companies’ stock for the last ten trading days of the current year compared to the VWAP of the stock for the last ten trading days of the previous year, plus dividends earned during the current year. Relative Total Shareholder Return is measured according to a peer group of companies selected by the Compensation Committee. The peer group of companies was selected based on industry and relative size.

In March 2022, the Compensation Committee initially approved a peer group for purposes of Relative Total Shareholder Return consisting of:

Company	Ticker
Genie Energy LTD	GNE
Chesapeake Utilities Corporation	CPK
Unitil Corporation	UTL
RGC Resources, Inc.	RGCO
Suburban Propane Partners, L.P.	SPH
MarineMax, Inc.	HZO
Russel 2000 Index	^RUT
Superior Plus Corp.	SPB.TO
Mistras Group, Inc.	MG
FuelCell Energy Inc.	FCEL

The peer group is the same as the peer group used for the calculation of Relative Total Stockholder Return for awards of RSUs made during the year ended December 31, 2022.

Prior to reduction, our Named Executive Officers could have earned a percentage of their base salary as follows for the following metrics (each weighted 50%).

Metric	Target	Eligible Grant as a % of Base Salary
		80%	85%	90%	95%	100%	125%	150%
Embedded Gross Margin	$503.9 million	80%	85%	90%	95%	100%	110%	125+%
Relative Total Shareholder Return	70th Percentile	50th	55th	60th	65th	70th	80th	90th

In April 2023, the Compensation Committee reviewed the Company’s performance during the year ended December 31, 2022 to the pre-determined goals established in March 2022, noting Embedded Gross Margin was $427.0 million (or approximately 85% of the target), and Relative Total Shareholder Return was at the 9th percentile. Achievement at those levels corresponded to an eligible grant of 85% of base salary based on Embedded Gross Margin, and 39% of base salary based on Relative Total Stockholder Return. With a weighting of 50% per metric, this provided a guide for a grant of RSUs in the amount of 62% of base salary.

Given the unique operating environment as a result of market volatility, the Compensation Committee exercised its discretion to determine the amount of awards rather than strictly rely upon the foregoing formulas. The Compensation Committee determined it should grant RSUs to incentivize Named Executive Officers with long-term strategic goals to grow the customer book, explore new markets to expand geographical diversity, and to provide positive returns for shareholders. For Mr. Maxwell, the Compensation Committee also considered the amount of awards typically given to chief executive officers of the list of peer group companies, and that Mr. Maxwell received a base salary of $1.

The following table shows the maximum percentages of base salary that the Named Executive Officers could have received in RSUs that were based upon metrics approved by the Compensation Committee in March 2022, the percentage of base salary actual earned and the dollar amount of the actual awards to be issued.

Name	Maximum Long Term Incentive Award Value as Percentage of Base Salary	Percentage of Base Salary Actually Earned	Dollar Amount of Award
Mr. Maxwell	150%	*	$1,000,000
Mr. Barajas	150%	60%	$150,000
Mr. Konikowski	150%	57%	$200,000
Ms. Clay	--	--	--

The awards shown above were granted in May 2023 and appear in the “Stock Awards” column of our Summary Compensation Table. The grants of RSUs to Mr. Barajas and Mr. Konikowski vest ratably over four years beginning on May 18, 2024. Mr. Maxwell’s grant vests in full on May 18, 2024. The percentage of base salary actually earned is not shown for Mr. Maxwell because his base salary is $1, so the amount is not meaningful.

In-Service and Post-Employment Benefits

In addition to the elements of compensation discussed above, we also provide other benefits to our Named Executive Officers, including retirement benefits to match competitive practices in our industry and that are comparable to those provided at other companies of our size. They are designed to provide certain basic quality of life benefits and protections to our employees and at the same time enhance our attractiveness as an employer.

401(k) Retirement Plan

We sponsor a 401(k) retirement plan. During the year ended December 31, 2023, the plan was available to all of our employees immediately upon employment. The Named Executive Officers participate on the same basis as all other employees. Eligible employees may contribute 90% of their salary up to the Internal Revenue Service maximum contribution to the plan through payroll deductions. We match 100% of an employee’s contribution up to 4% of his or her salary. Our Class A common stock is not an investment option under the plan.

Other Benefit Plans

We provide other benefits such as medical, dental, vision, flexible spending accounts, paid time off, life insurance and disability coverage, which are also provided to all other eligible employees.

Perquisites

We provide certain perquisites to our Named Executive Officers, such as a cellular allowance. More detail on our perquisites may be found in the narrative following the Summary Compensation Table, below.

Tax and Accounting Considerations

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminated the “performance-based compensation” deduction limitation under Section 162(m) of the Internal Revenue Code of 1986, as amended (referred to as the “Code”). Given that we have not historically granted compensation that would be considered “performance-based compensation,” all taxable compensation paid to our Named Executive Officers, including compensation expense generated in connection with RSUs is not exempt from the Section 162(m) deduction limit. We may from time to time in the future pay compensation amounts to our executive officers that are not deductible. Although we consider tax deductibility in the design and administration of our executive compensation plans and programs, we believe that our interests are best served by providing competitive levels of compensation to our Named Executive Officers even if it results in the non-deductibility of certain amounts under the Code.

RSU awards to our employees, including Named Executive Officers, have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with ASC Topic 718. RSU awards to our directors have been granted and reflected in our consolidated financial statements based upon applicable accounting guidance, at fair market value as of the reporting period ending date in accordance with ASC Topic 718.

Clawback Policy

In October 2023, in compliance with SEC rules implementing the clawback provisions of the Dodd-Frank Act and NASDAQ listing standards, our Board adopted an Incentive-Based Compensation Recovery Policy. This policy provides for the recovery of certain incentive compensation in the event of an accounting restatement of the Company’s financial statements due to the material noncompliance of the Company with any financial reporting requirement under securities laws. The policy was not triggered during the last completed fiscal year.

The Role of Management

Our Chief Executive Officer annually reviews the competitive pay position and the performance of each member of senior management other than himself. Our Chief Executive Officer’s conclusions and recommendations, including those for base salary adjustments and award amounts for the current year, are presented to the Compensation Committee. The Compensation Committee makes all compensation decisions and approves all share-based awards for the Named Executive Officers.

Our Compensation Committee considers the performance of our Chief Executive Officer. The Compensation Committee determines all components of our Chief Executive Officer’s compensation and meets outside the presence of all of our executive officers to consider appropriate compensation for our Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, from January 1, 2023 through June 9, 2023, our Compensation Committee consisted of Ms. Bush, Nick W. Evans, Jr. and Mr. Hartwick. Mr. Evans resigned from the Board and all committees thereof, including the Compensation Committee, effective as of June 9, 2023. From June 9, 2023 through the end of the fiscal year, our Compensation Committee consisted of Ms. Bush and Messrs. Hartwick and Kennedy. Our Compensation Committee consists solely of members who are “independent” as defined by NASDAQ rules relating to compensation committee service. Ms. Bush served as our Chief Financial Officer from May 2012 through April 2013.

During the last completed fiscal year, none of our executive officers served on the board of directors or compensation committee of a company that has an executive officer that served on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers served as a member of the board of directors or compensation committee of that company.

Stock Ownership Guidelines

The Board believes that it is in the best interest of the Company and its stockholders to align the financial interests of the officers of non-employee members of the Board with those of the Company’s stockholders. For independent directors, we encourage stock ownership through an informal policy that the independent directors own Class A common stock at least equal to their annual retainer prior to selling any shares of Class A common stock or receiving director fees in cash.

Hedging and Pledging

Our insider trading policy, which applies to our officers (including our Named Executive Officers), directors, employees and consultants, strongly discourages hedging and pledging.

Risk Management

The Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. The Compensation Committee performs this assessment annually.

Although portions of the compensation provided to Named Executive Officers is based on our performance, we believe our compensation programs do not encourage excessive and unnecessary risk-taking by our Named Executive Officers (or other employees) because these programs are designed to encourage employees to remain focused on both our short-term and long-term operational and financial goals. We set performance goals that we believe are reasonable in light of our past performance and market conditions.

2024 Executive Compensation Decisions

Base Salary

The Compensation Committee elected to leave base salaries unchanged for the year ending December 31, 2024.

Annual Cash Incentive Bonuses

The Compensation Committee elected metrics of Mass Market RCE Count; Operating Expense to Gross Margin; Free Cash Flow to Common Shareholders, as well as a discretionary component with respect to the year ending December 31, 2024.

Long-Term Equity Awards

The Compensation Committee determined not to make grants of RSUs at the present time due to the pending Merger.

Director Compensation

The Compensation Committee is charged with recommending all cash and non-cash compensation of our non-employee directors. Our non-employee directors received cash fees for their service on the Board and its committees during the year ended December 31, 2023 as set forth below:

Fee	Amount ($)
Annual Retainer	150,000
Audit Committee Chair	10,000
Compensation Committee Chair	10,000
Nominating and Corporate Governance Committee Chair	10,000
Special Committee Chair(1)	10,000
Each Special Committee Meeting attended(1)	1,000

(1) The Special Committee is formed from time to time to review certain related party transactions.

As the Chairman of the Board, Mr. Maxwell is paid annual director fees of $250,000. Non-employee directors receive approximately half of their annual retainer in RSUs. Beginning on January 1, 2020, the directors can elect to have their annual retainers in all cash if the informal stock ownership guidelines described above for non-employee directors have been met. The annual grants have a vesting period of one year.

In addition, each director is reimbursed for: (i) travel and miscellaneous expenses to attend meetings and activities of our Board or its committees; (ii) travel and miscellaneous expenses related to such director’s participation in general education and orientation program for directors; and (iii) travel and miscellaneous expenses for each director’s spouse who accompanies a director to attend meetings and activities of our Board of Directors or any of our committees.

More information about the actual compensation paid to non-employee directors is set forth in the Director Compensation table, below.

Summary Compensation Table
The following table summarizes the compensation for our NEOs for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mr. Maxwell	2023	1	740,797	–	16,342	757,139
President and Chief Executive Officer	2022	1	1,999,996	–	23,702	2,023,699
	2021	1	2,222,689	–	24,925	2,247,615

Mr. Barajas	2023	250,000	111,118	250,000	37,529	648,647
Chief Financial Officer	2022	250,000	500,001	150,000	28,694	928,695
	2021	177,692	168,500	–	23,782	369,974

Mr. Konikowski	2023	350,000	148,162	350,000	23,658	871,820
Chief Operating Officer	2022	350,000	250,001	200,000	27,197	827,198
	2021	39,081	115,500	–	190,255	344,836

Ms. Clay	2023	–	–	–	619,455	619,455
Former Acting General Counsel	2022	–	250,001	–	610,000	860,001
	2021	–	–	–	600,000	600,000

(1) The amounts reflected in this column represent the Named Executive Officers’ salary earned during the year ended December 31, 2023.
(2) The amounts reflected in this column represent the grant date fair value of restricted stock unit awards granted to the Named Executive Officers pursuant to our Incentive Plan during the year ended December 31, 2023, computed in accordance with ASC Topic 718. See “Note 11. Stock-Based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for additional detail regarding assumptions underlying the value of these equity awards. The reported amount reflects the initial grant amount and does not include additional RSUs issued during the year ended December 31, 2023 with respect to dividend equivalent rights.
(3) The amounts reflected in this column represent the annual cash incentive bonuses earned with respect to performance in the year ended December 31, 2023.
(4) The amounts included in the table above under “All Other Compensation” consist of the following:

Name	Year	401(k) Matching Contribution ($)	Insurance Premiums ($)	Cellular Allowance ($)	Other ($)
Mr. Maxwell	2023	–	16,342	–	–
	2022	–	23,702	–	–
	2021	–	24,925	–	–
Mr. Barajas	2023	13,200	23,341	988	–
	2022	9,006	18,700	988	–
	2021	7,234	15,780	768
Mr. Konikowski	2023	13,200	9,470	988	–
	2022	16,746	9,463	988	–
	2021	8,246	1,021	988	180,000(3)
Ms. Clay	2023	–	–	–	619,455(4)
	2022	–	–	–	610,000(4)
	2021	–	–	–	600,000(4)

(3) Represents payments received by Mr. Konikowski as a result of providing consulting services to the Company prior to his appointment as Chief Operating Officer.
(4) Represents payments under the engagement agreement with Good Counsel. See “—Employment and Other Agreements—Engagement Agreement with Good Counsel.”

Grants of Plan-Based Awards During 2023

The following table presents grants of plan-based awards during the fiscal year ending December 31, 2023:

Name of Executive	Grant Date	Approval Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All other stock awards: Number of shares of stock or units (#)(2)	Grant date fair value of Stock Awards ($)(3)
Mr. Maxwell	5/18/2023	2/28/2023	–	–	–	–	–	–	59,454	740,797
Mr. Barajas	5/18/2023	2/28/2023	–	–	–	–	–	–	8,918	111,118
Mr. Konikowski	5/18/2023	2/28/2023	–	–	–	–	–	–	11,891	148,162

(1) Represents the date the award was approved by the Compensation Committee of the Board.
(2) The grants included tandem dividend equivalent rights. The number of awards shown in the table above reflects the initial grant amount and does not include additional RSUs issued during the year ended December 31, 2023 with respect to dividend equivalent rights.
(3) The amounts reflected in this column represent the grant date fair value of restricted stock unit awards granted to the Named Executive Officers pursuant to our Incentive Plan (as defined below), computed in accordance with ASC Topic 718. See “Note 11. Stock-Based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for additional detail regarding assumptions underlying the value of these equity awards. The reported amount reflects the initial grant amount and does not include additional RSUs issued during the ended December 31, 2023 with respect to divided equivalent rights.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

Restricted Stock Unit Awards

The grant of 59,454 RSUs to Mr. Maxwell vest in full on May 18, 2024. The grants included tandem dividend equivalent rights that vest on the same schedule.

The grant of 8,918 RSUs to Mr. Barajas on March 15, 2023 vests over four years, with the initial vesting scheduled to occur on May 18, 2024. The grant included tandem dividend equivalent rights that vest on the same schedule.

The grant of 11,891 RSUs to Mr. Konikowski on March 15, 2023 vests over four years, with the initial vesting scheduled to occur on May 18, 2024. The grant included tandem dividend equivalent rights that vest on the same schedule.

Employment and Other Agreements

Employment Agreement with Mr. Maxwell

In March 2020, we entered into an employment agreement with Mr. Maxwell, by which Mr. Maxwell was named Interim President and Interim Chief Executive Officer of the Company and all of its wholly-owned subsidiaries. Mr. Maxwell was appointed to Chief Executive Officer in November 2020.

Mr. Maxwell’s employment agreement provides for a term beginning March 13, 2020 and continuing in force and effect until the appointment of a new person or persons as President and/or Chief Executive Officer.

Mr. Maxwell’s employment agreement further provides that:

•Mr. Maxwell will have an Annual base salary of $1.00;
•Mr. Maxwell shall be eligible to participate in any annual bonus plan established by the Company;
•Mr. Maxwell shall be eligible to participate in the Company’s benefit plans and programs;
•the Company will indemnify and hold Mr. Maxwell harmless for all acts and omissions during his employment to the maximum extent possible; and
•the Company will purchase and maintain directors’ and officers’ liability insurance providing coverage for Mr. Maxwell.

Employment Agreements with Messrs. Barajas and Konikowski

In November 2021, we entered into an employment agreement with each of Mr. Barajas and Mr. Konikowski. Each of the employment agreements provides for an initial term through December 31, 2022. The terms of each of the employment agreements automatically renews for periods of 12 months unless a party under the employment agreements provides notice of non-renewal at least 30 days prior to the expiration of the then-existing term.

The employment agreements each provide that, in the event the relevant executive is terminated by us other than for “cause” or the executive’s employment terminates due to either our election not to renew the term of the agreement or the executive’s resignation for “good reason,” the executive will, subject to execution of a release of claims, be entitled to receive the following payments and benefits:

•12 months’ base salary plus an additional amount equal to the employee’s target bonus for the year of termination pro-rated based upon the number of days employee was employed in the calendar year of termination and based upon our actual performance through such date of termination, payable in twelve substantially equal installments (the “Severance Payment”);
•any bonus earned for the calendar year prior to the year in which the termination occurs but which is unpaid as of the date of termination (the “Post-Termination Bonus Payment”); and

•full vesting of any outstanding unvested awards held by the executive under our Incentive Plan.

“Cause” under the employment agreements is generally defined to include (a) a material uncured breach by the executive of the employment agreement or any other obligation owed to us, (b) commission of an act of gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement, (c) any conviction, indictment or plea of nolo contendere with respect to any felony or any crime involving moral turpitude, (d) willful failure to perform obligations pursuant to the employment agreement or failure or refusal to follow the lawful instructions of our Board of Directors and (e) any conduct which is materially injurious to us.

“Good Reason” under the employment agreements is generally defined to include (a) a material diminution in base salary, (b) a material diminution in title, duties, authority or responsibilities, (c) relocation by more than fifty miles or (d) material and uncured breach of the employment agreement by us.

A non-renewal of the term of the employment agreement by the employee, a termination by reason of employee’s death or disability, a termination by the Company for Cause, or a termination of employment by employee without Good Reason, or a separation in connection with a “Change in Control” described, does not give rise to a right to the Severance Payment or Post-Termination Bonus Payment.

If within 120 days prior to execution of a definitive agreement for a “Change in Control” transaction and ending 365 days after consummation or final closing of such transaction, the relevant executive’s employment is terminated by us other than for “cause” or the executive’s employment terminates due to either our election not to renew the term of the agreement or the executive’s resignation for “good reason,” subject to execution of a release of claims and other conditions, the relevant executive is entitled to receive the following payments and benefits:

•a lump sum payment equal to 1.0 times the employee’s base salary then in effect, and the full target annual bonus for the year in which termination occurs, and payable within 15 days following the date in which employment is terminated;
•any bonus earned for the calendar year prior to the year in which the termination occurs but which is unpaid as of the date of termination, payable within 15 days following the date in which employment is terminated;
•a pro rata target annual bonus for the year of termination, calculated based upon our actual performance through such date and payable within 15 days following the date in which employment is terminated;
•full vesting of any outstanding awards held by the executive under our Incentive Plan; and
•reimbursement or payment of certain continuing health benefits, if elected by the executive.

The employment agreements generally define “Change in Control” to mean:

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
•approval by our shareholders of a complete liquidation or dissolution;
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
The employment agreements also provide for noncompetition and nonsolicitation covenants which are in effect during the period of the executive’s employment and for a period of 12 months thereafter.

Engagement Agreement with Good Counsel

On August 27, 2020, we entered into the Consulting Agreement with Good Counsel Legal Services, LLC, pursuant to which Ms. Clay agreed to fulfill the role of Acting General Counsel and Secretary. On August 1, 2021, the Consulting Agreement was amended to reflect a change of the entity from Good Counsel Legal Services, LLC to Good Counsel Group LLC, and on November 28, 2022 to increase the monthly amount from $50,000 to $60,000, effective December 1, 2022.

On July 5, 2023, the Consulting Agreement was further amended to reflect a change in (i) the amounts payable, (ii) Ms. Clay’s title from Acting General Counsel and Secretary of the Company to Consultant and (iii) the services to be performed by Ms. Clay under the Consulting Agreement. Pursuant to the Consulting Agreement, as amended on July 5, 2023, Ms. Clay will assist the Company and its legal team and lawyers, on a part-time, as needed basis, on Company legal matters, regulatory matters and legal strategy at a rate of $350.00 per hour.

In addition to the fees mentioned above, the Consulting Agreement also provided for (a) a one-time $50,000 sign-on bonus to be paid to Good Counsel, and (b) a grant to Ms. Clay of 5,500 restricted stock units, half of which vested on May 18, 2021, and the other half of which vested on May 18, 2022.

The Consulting Agreement provides that outstanding RSUs will vest upon a Change in Control. The Consulting agreement generally defines “Change in Control” to mean:
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
•consummation of certain reorganizations, mergers or consolidations or a sale or other disposition of all or substantially all of our assets or an acquisition of assets of another entity;
•approval by our shareholders of a complete liquidation or dissolution;
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

The Consulting Agreement provides for an initial term from September 1, 2020 to August 31, 2022. On or after August 1, 2022, we may terminate the Consulting Agreement by giving written notice that Consulting Agreement ends 60 days from the date of the written notice. If we do not provide such notice, the Consulting Agreement will continue month-to-month until we terminate it by providing 60 days’ advance written notice. We may also terminate the Consulting Agreement at any time for Cause. “Cause” under the Consulting Agreement is generally defined to include (a) a material uncured breach by the executive of the Consulting Agreement or any other obligation owed to us, (b) commission of an act of gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement, (c) any conviction, indictment or plea of nolo contendere with respect to any felony or any crime involving moral turpitude, (d) willful failure to perform obligations pursuant to the Consulting Agreement or failure or refusal to follow the lawful instructions of our Board of Directors and (e) any conduct which is materially injurious to us.

Salary to Total Compensation

For the year ended December 31, 2023, salary accounted for the following percentages of each Named Executive Officer’s total compensation.

Name	Salary as a Percentage of Total Compensation
Mr. Barajas	38.5%
Mr. Konikowski	40.1%

For Mr. Maxwell, he earns a base salary of $1, so the percentage of salary to total compensation is not meaningful. For Ms. Clay, she is compensated pursuant to the contract with Good Counsel and does not receive a base salary.

Outstanding Equity Awards at 2023 Year End

The following table reflects information regarding outstanding RSUs held by our Named Executive Officers as of December 31, 2023. None of our Named Executive Officers hold any option awards.

Name	Grant Date	Number of Restricted Stock Units That Have Not Vested (#)	Market Value of Restricted Stock Units That Have Not Vested ($)(1)
Mr. Maxwell	5/18/2023(2)	59,454	558,868
	5/18/2021(3)	18,635	175,169
Mr. Barajas	5/18/2023(4)	8,918	83,829
	5/18/2022(5)	10,462	98,343
	11/5/2021(6)	1,050	9,870
	4/30/2021(7)	516	4,850
Mr. Konikowski	5/18/2023(8)	11,891	111,775
	5/18/2022(9)	5,257	49,416
	11/8/2021(10)	1,032	9,701
Ms. Clay	5/18/2022(11)	5,147	48,382

(1)	Represents the market value of each award based on the closing price of $9.40 of our Class A common stock at December 29, 2023.
(2)	The RSUs shown in the table represent a grant of 59,454 RSUs and tandem dividend equivalent rights on May 18, 2023 that vest in full on May 18, 2024.
(3)	The RSUs shown in the table represent the unvested portion of a grant of 31,513 RSUs and tandem dividend equivalent rights on May 18, 2021 that vest ratably over four years. The remaining 18,635 RSUs vest as follows: 9,318 RSUs and tandem dividend equivalent rights on May 18, 2024; and 9,317 RSUs and tandem dividend equivalent rights on May 18, 2025.
(4)	The RSUs shown in the table represent a grant of 8,918 RSUs and tandem dividend equivalent rights on May 18, 2023 that vest ratably over four years. The 8,918 RSUs vest as follows: 2,230 RSUs and tandem dividend equivalent rights on May 18, 2024; 2,230 RSUs and tandem dividend equivalent rights on May 18, 2025; 2,229 RSUs and tandem dividend equivalent rights on May 18, 2026; and 2,229 RSUs and tandem dividend equivalent rights on May 18, 2027.
(5)	The RSUs shown in the table represent the unvested portion of a grant of 12,392 RSUs and tandem dividend equivalent rights on May 18, 2022 that vest ratably over four years. The remaining 10,462 RSUs vest as follows: 3,516 RSUs and tandem dividend equivalent rights on May 18, 2024; 3,515 RSUs and tandem dividend equivalent rights on May 18, 2025; and 3,431 RSUs and tandem dividend equivalent rights on May 18, 2026.
(6)	The RSUs shown in the table represent the unvested portion of a grant of 2,000 RSUs and tandem dividend equivalent rights on November 5, 2021 that vest ratably over four years. The remaining 1,050 RSUs vest as follows: 525 RSUs and tandem dividend equivalent rights on May 18, 2024; 525 RSUs and tandem dividend equivalent rights on May 18, 2025.

(7)	The RSUs shown in the table represent the unvested portion of a grant of 1,000 RSUs and tandem dividend equivalent rights on April 30, 2021 that vest ratably over four years. The remaining 516 RSUs vest as follows: 258 RSUs and tandem dividend equivalent rights on May 18, 2024; 258 RSUs and tandem dividend equivalent rights on May 18, 2025.
(8)	The RSUs shown in the table represent a grant of 11,891 RSUs and tandem dividend equivalent rights on May 18, 2023 that vest ratably over four years. The 11,891 RSUs vest as follows: 2,973 RSUs and tandem dividend equivalent rights on May 18, 2024; 2,973 RSUs and tandem dividend equivalent rights on May 18, 2025; 2,973 RSUs and tandem dividend equivalent rights on May 18, 2026; and 2,972 RSUs and tandem dividend equivalent rights on May 18, 2027.
(9)	The RSUs shown in the table represent the unvested portion of a grant of 6,196 RSUs and tandem dividend equivalent rights on May 18, 2022 that vest ratably over four years. The remaining 5,257 RSUs vest as follows: 1,771 RSUs and tandem dividend equivalent rights on May 18, 2024; 1,770 RSUs and tandem dividend equivalent rights on May 18, 2025; and 1,716 RSUs and tandem dividend equivalent rights on May 18, 2026.
(10)	The RSUs shown in the table represent the unvested portion of a grant of 2,000 RSUs and tandem dividend equivalent rights on November 8, 2021 that vest ratably over four years. The remaining 1,032 RSUs vest as follows: 516 RSUs and tandem dividend equivalent rights on May 18, 2024; 516 RSUs and tandem dividend equivalent rights on May 18, 2025.
(11)	The RSUs shown in the table represent the unvested portion of a grant of 6,196 RSUs and tandem dividend equivalent rights on May 18, 2022 that vest ratably over four years. The remaining 5,147 RSUs vest as follows: 1,716 RSUs and tandem dividend equivalent rights on May 18, 2024; 1,716 RSUs and tandem dividend equivalent rights on May 18, 2025; and 1,715 RSUs and tandem dividend equivalent rights on May 18, 2026.
Stock Vested During 2023(1)

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mr. Maxwell(3)	36,768	458,129
Mr. Barajas(4)	4,570	56,942
Mr. Konikowski(5)	2,291	28,546
Ms. Clay(6)	1,716	21,381

(1)	There are no outstanding option awards.
(2)	The value realized on vesting of RSUs was calculated is based on the number of RSUs that vested (including shares withheld for tax withholding purposes) multiplied by the closing sale price on the date of vesting of the award of $12.46 on May 18, 2023.
(3)	Vesting of 36,768 RSUs on May 18, 2023.
(4)	Vesting of 4,570 RSUs on May 18, 2023.
(5)	Vesting of 2,291 RSUs on May 18, 2023.
(6)	Vesting of 1,716 RSUs on May 18, 2023.

Potential Payments upon Termination or Change in Control

The employment agreements of Messrs. Barajas and Konikowski provide for certain payments upon termination and change in control. Please see “Employment Agreements--Employment Agreements with Messrs. Barajas and Konikowski” above. Mr. Maxwell’s employment agreement does not provide for any termination or change in control payments and the engagement agreement with Good Counsel provides only for vesting of RSUs upon a change in control.

The Compensation Committee has the discretion to make certain adjustments to awards in the event of a change in control the Compensation Committee determines is appropriate in light of the specific transaction.

The following tables show the payments that our Named Executive Officer would be entitled to in the event of (a) a termination by the Company for convenience, a non-renewal of the term by the Company, or a termination by the Named Executive Officer for Good Reason, and (b) a termination under circumstances constituting a Change in Control (as defined in the employment agreement) in which the Named Executive Officer’s employment is terminated by the Company for convenience, a non-renewal of the term by the Company, or a termination by the Named Executive Officer for Good Reason as provided therein.

Each of the tables below assume that such event occurred on December 31, 2023, and based on the closing market price of our Class A common stock on that day.

The amounts shown do not include payments that would be payable to all salaried employees generally.

Potential Payments— Termination by Company for Convenience; Non-Renewal by Company; Good Reason

Name	Severance Payment ($)(1)	Pro-Rated Target Bonus ($)(2)	Unpaid Bonus ($)(3)	Vesting of Restricted Stock Units ($)(4)	Total ($)
Mr. Maxwell	--	--	--	--	--
Mr. Barajas	250,000	250,000	--	196,892	696,892
Mr. Konikowski	350,000	350,000	--	170,892	870,892
Ms. Clay	--	--	--	48,332	48,322

(1) Consists of twelve months’ 2023 base salary for Mr. Barajas and Mr. Konikowski.
(2) For purpose of this table, the pro-rated target bonus is equal to the actual amount earned for the year ended December 31, 2023.
(3) Under these circumstances, the employee would be entitled to any bonus earned for the prior fiscal year (the year ended December 31, 2022) that is unpaid as of the date of termination. We have not included the value of a post-termination bonus payment because no bonus was awarded with respect to the year ended December 31, 2022 or if awarded, has been paid.
(4) Consists of full vesting of any outstanding unvested awards held by the executive under our Incentive Plan as of December 31, 2023, and based on the closing stock price of our Class A common stock of $9.40 as of December 29, 2023.

Potential Payments— Termination Following Change in Control by Company for Convenience;
Non-Renewal by Company; Good Reason

Name	Lump Sum ($)(1)	Pro-Rated Target Bonus ($)(2)	Unpaid Bonus ($)(3)	Vesting of Restricted Stock Units ($)(4)	Total ($)
Mr. Maxwell	--	--	--	--	--
Mr. Barajas	437,500	250,000	--	196,892	884,392
Mr. Konikowski	612,500	350,000	--	170,892	1,133,392
Ms. Clay	--	--	--	48,332	48,322
_____________

(1) Consists of a lump sum payment equal to the sum of the executive annual 2023 base salary in effect and the full target annual bonus for the year ended December 31, 2023.
(2) For purpose of this table, the pro-rated target bonus is equal to the actual amount earned for the year ended December 31, 2023.
(3) Under these circumstances, the employee would be entitled to any bonus earned for the prior fiscal year (the year ended December 31, 2022) that is unpaid as of the date of termination. We have not included the value of a post-termination bonus payment because no bonus was awarded with respect to the year ended December 31, 2022 or if awarded, has been paid.
(4) Consists of full vesting of any outstanding unvested awards held by the executive under our Incentive Plan as of December 31, 2023, and based on the closing stock price of our Class A common stock of $9.40 as of December 29, 2023.

Director Compensation Table

The following table shows information about non-employee director compensation for the year ended December 31, 2023:

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Mr. Maxwell III	$250,000	$—	$250,000
Mr. Kennedy	$97,890	$—	$97,890
Mr. Hartwick	$153,379	$36,582	$189,961
Ms. Bush	$108,000	$36,582	$144,582
Mr. Evans(2)	$70,769	$—	$70,769

(1) The amounts reflected in this column represent the grant date fair value of restricted stock unit awards granted to the directors pursuant to our Incentive Plan, computed in accordance with ASC Topic 718. See “Note 11. Stock-Based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for additional detail regarding assumptions underlying the value of these equity awards. The reported amount reflects the initial grant amount and does not include additional RSUs issued during the year ended December 31, 2023 with respect to dividend equivalent rights. Mr. Maxwell’s grants for serving as an officer appear in the Summary Compensation Table.
(2) As described above, Mr. Evans resigned from our Board effective as of June 9, 2023.

Narrative Disclosure to the Director Compensation Table

On May 18, 2023, Mr. Hartwick received a grant of 2,936 RSUs, including dividend equivalent rights. Each of the grants of RSUs and corresponding dividend equivalent rights will vest in full on May 18, 2024. As of December 31, 2023, Mr. Hartwick held 2,936 RSUs scheduled to vest on May 18, 2024.

On May 18, 2023, Ms. Bush received a grant of 2,936 RSUs, including dividend equivalent rights. Each of the grants of RSUs and corresponding dividend equivalent rights will vest in full on May 18, 2024. As of December 31, 2023, Ms. Bush held 2,936 RSUs scheduled to vest on May 18, 2024.

CEO Pay Ratio for 2023
Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:

For the year ended December 31, 2023:

•The median of the annual total compensation of all employees of our Company (other than our CEO) was $71,874; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Form 10-K/A, was $757,139.

Based on this information, the ratio of our CEO’s annual total compensation to the median of the annual total compensation of all employees was 10.5:1.

Methodology

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•Selection of Determination Date. We determined that, as of December 31, 2023, our employee population consisted of 191 employees globally. This population included all of our full-time and part-time employees.

•Identification of Median Employee. To identify the “median employee” from our employee population, we reviewed the gross wages. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. We did not make any cost-of-living adjustments in identifying the “median employee.”

•Calculation of Annual Total Compensation. Once we identified our median employee, we combined all the elements of such employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $71,874.

For our CEO’s annual total compensation, we used the amount reported in the “Total” column (column (j)) of our 2023 Summary Compensation Table included in this Form 10-K/A for Mr. Maxwell, as he was serving as of the determination date set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Common Stock outstanding as of February 29, 2024 that is owned by:

•each person or group known to us to beneficially own more than 5% of any class of our outstanding voting securities;

•each director, director nominee and named executive officer; and

•all of our directors and executive officers as a group.

All information with respect to beneficial ownership has been furnished by the respective 5% or more shareholders, directors or executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is 12140 Wickchester Ln., Suite 100, Houston, Texas 77079.

	Class A common stock beneficially owned(1)(2)		Class B common stock beneficially owned(1)		Combined voting power(3)
Name of beneficial owner	Number	Percentage	Number	Percentage
Five percent Shareholders:
W. Keith Maxwell III(4)....................	748,748	23.2%	4,000,000	100%	65.7%
The Vanguard Group, Inc.(5)............	173,365	5.4%	—	—	2.4%
Renaissance Technologies LLC(6)....	131,101	4.1%	—	—	1.8%
Directors, director nominee and named executive officers:
W. Keith Maxwell, III(4)...................	748,748	23.2%	4,000,000	100%	65.7%
Kenneth M. Hartwick.......................	12,126	*%	—	—	*%
Amanda E. Bush .............................	4,184	*%	—	—	*%
Stephen Kennedy.............................	—	0.0	—	—	0.0
Mike Barajas....................................	4,471	*%	—	—	*%
Paul Konikowski..............................	2,103	*%	—	—	*%
Barbara Clay....................................	4,960	*%	__	__	*%
Directors and current executive officers as a group (7 total)(2)..........................................	776,592	24.0%	4,000,000	100%	66.0%

*	Less than one percent
(1)	Each holder of a common unit of Spark HoldCo has the right to exchange all or a portion of its Spark HoldCo common units (together with a corresponding number of shares of Class B Common Stock) for Class A Common Stock (or cash at the Company or Spark HoldCo’s election) at an exchange ratio of one share of Class A Common Stock for each Spark HoldCo common unit (and corresponding share of Class B Common Stock) exchanged. For additional information, please see “The Parties to the Merger Agreement—Transactions between the Company and the Maxwell Filing Persons—Transactions with Related Persons—Spark HoldCo, LLC Limited Liability Company Agreement.”
(2)	Excludes the following number of Company RSUs or Maxwell RSUs, as applicable, issued under the Company’s incentive plan, which may be settled in cash or shares of Class A Common Stock or a combination of both at the Company’s election: 78,089 Maxwell RSUs for Mr. Maxwell; 2,936 Company RSUs for Mr. Hartwick, 2,936 Company RSUs for Ms. Bush; No Company RSUs for Mr. Kennedy; 20,946 Company RSUs for Mr. Barajas; 18,180 Company RSUs for Mr. Konikowski; and 5,147 Company RSUs for Ms. Clay.

(3)	Represents the percentage of voting power of our Class A Common Stock and Class B Common Stock voting together as a single class. Each share of Class B Common Stock entitles its holder to one vote on all matters to be voted on by shareholders generally.
(4)	Reflects (i) 748,748 shares of Class A Common Stock held directly by Mr. Maxwell (representing 10.4% of the combined voting power), (ii) 3,945,000 shares of Class B Common Stock held directly by Parent (representing 55.5% of the combined voting power), and (iii) 55,000 shares of Class B Common Stock held directly by NuDevco Retail, LLC (representing less than 1% of the combined voting power). Mr. Maxwell is the sole member of TxEx, which is the sole member of Parent and Electric Holdco. Electric Holdco is the sole member of NuDevco Retail Holdings, which is the sole member of NuDevco Retail, LLC. Accordingly, W. Keith Maxwell III may therefore be deemed to beneficially own the shares of Class A Common Stock and Class B Common Stock held by Parent and NuDevco Retail reported herein. Mr. Maxwell owns 7,000 shares of Series A Preferred Stock, representing less than 1% of the outstanding Series A Preferred Stock, which is not included in his total amount of shares beneficially owned. The Series A Preferred Stock generally have no voting rights.
(5)	Based on the Schedule 13G filed on February 13, 2024 by The Vanguard Group, Inc. with respect to the Company’s Class A common stock held as of December 29, 2023. Based on the Schedule 13G, The Vanguard Group, Inc. has (i) sole dispositive power over 172,240 shares of Class A common stock, and (ii) shared dispositive power over 1,125 shares of Class A common stock. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(6)	Based on Amendment No. 4 to the Schedule 13G/A filed on February 13, 2024 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation with respect to the Company’s Class A common stock held as of December 29, 2023. Based on Amendment No. 4 to the Schedule 13G/A, (i) Renaissance Technologies LLC has (i) sole voting power over 131,101 shares of Class A common stock and sole dispositive power over 131,101 shares of Class A common stock, and (ii) Renaissance Technologies Holdings Corporation has sole voting power over 131,101 shares of Class A common stock and sole dispositive power over 131,101 shares of Class A common stock. The address of Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation is 800 Third Avenue, New York, NY 10022.

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

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference in such filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee of the Board of Directors

Kenneth M. Hartwick
Amanda E. Bush
Stephen Kennedy

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Organizational Structure

W. Keith Maxwell III is the Chairman of the Board and the owner of a majority in voting power of our Common Stock through his ownership of NuDevco Retail and Retailco. Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC, a Texas limited liability company and wholly owned by Mr. Maxwell (“TxEx”). NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings, LLC, a Texas limited liability company (“NuDevco Retail Holdings”) and wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx (“Electric Holdco”). In addition, Mr. Maxwell is also the indirect or direct owner of RetailCo Services, LLC (“Retailco Services”), Associated Energy Services, LP (“AES”), Retail Acquisition Co. LLC (“Acquisition Co”) and NG&E, which are described in the following sections addressing related party transactions since January 1, 2022.

Spark HoldCo, LLC Limited Liability Company Agreement

At the closing of the Company’s initial public offering, the Company entered into the Second Amended and Restated Limited Liability Company Agreement of Spark HoldCo, LLC, a Delaware limited liability company (“Spark HoldCo”), by and among the Company, Spark HoldCo, NuDevco Retail and NuDevco Retail Holdings. In connection with the issuance of the Company’s Series A Preferred Stock in March 2017, the Company, Spark HoldCo, NuDevco Retail and Parent (as successor to NuDevco Retail Holdings) entered into the Third Amended and Restated Spark HoldCo, LLC Limited Liability Company Agreement to amend the prior agreement to provide for, among other things, the designation and issuance of Spark HoldCo Series A preferred units, as another equity security of Spark HoldCo to be issued concurrently with the issuance of Series A Preferred Stock by the Company, including specific terms relating to distributions by Spark HoldCo in connection with the payment by the Company of dividends on the Series A Preferred Stock, the priority of liquidating distributions by Spark HoldCo, the allocation of income and loss to the Company in connection with distributions by Spark HoldCo on Series A preferred units, and other terms relating to the redemption and conversion by the Company of the Series A Preferred Stock. Amendment No. 1 to the Third Amended and Restated Spark HoldCo, LLC Limited Liability Company Agreement was entered into by the Company, Spark HoldCo, NuDevco Retail and Parent in connection with the issuance of additional Series A Preferred Stock in February 2018, and Amendment No. 2 to the Third Amended and Restated Spark HoldCo, LLC Limited Liability Company Agreement (as amended, the “Spark HoldCo LLC Agreement”) was entered into in March 2020.

In accordance with the terms of the Spark HoldCo LLC Agreement, NuDevco Retail and Parent generally have the right to exchange their Spark HoldCo common units (and a corresponding number of shares of the Company’s Class B common stock) for shares of the Company’s Class A common stock at an exchange ratio of one share of Class A common stock for each Spark HoldCo common unit (and corresponding share of Class B common stock) exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications (an “Exchange Right”). At the Company or Spark HoldCo’s option, Spark HoldCo may give NuDevco Retail and Parent cash in an amount equal to the Cash Election Amount of the shares of Class A common stock instead. The Company is obligated to facilitate an exchange for shares of Class A common stock through a contribution of shares of Class A common stock to Spark HoldCo or, alternatively, the Company has the right to acquire the subject Spark HoldCo common units and corresponding shares of Class B common stock from NuDevco Retail or Parent by paying, at the Company’s option, either (x) the number of shares of Class A common stock NuDevco Retail or Parent would have received in the proposed exchange or (y) cash in an amount equal to the Cash Election Amount of such shares of Class A common stock. “Cash Election Amount” means, with respect to the shares of Class A common stock to be delivered to NuDevco Retail or Parent by Spark HoldCo pursuant to the Spark HoldCo LLC Agreement, (i) if the Company’s Class A common stock is then admitted to trading on a national securities exchange, the amount that would be received if the number of shares of Class A common stock to which NuDevco Retail or Parent would otherwise be entitled were sold at a per share price equal to the trailing 30-day volume weighted average price of a share of Class A common stock on such exchange, or (ii) in the event shares of Class A common stock are not then admitted to trading on a national securities exchange, the value that would be obtained in an arm’s length transaction for cash between an informed and willing buyer and an informed and willing seller, neither of whom is under any compulsion to purchase or sell, respectively, and without regard to the particular circumstances of the buyer and the seller, as determined by the Company. As NuDevco Retail and Parent exchange their Spark HoldCo common units, the Company’s membership interest in Spark HoldCo will be correspondingly increased, and the number of shares of Class B common stock held by NuDevco Retail or Parent will be correspondingly reduced.

Under the Spark HoldCo LLC agreement, the Company has the right to determine when distributions will be made to the holders of Spark HoldCo common units and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the holders of Spark HoldCo common units on a pro rata basis in accordance with their respective percentage ownership of Spark HoldCo common units. The Spark HoldCo LLC Agreement provides, to the extent Spark HoldCo has available cash and is not prevented by restrictions in any of its credit agreements, for distributions pro rata to the holders of Spark HoldCo common units such that the Company receives an amount of cash sufficient to fund the targeted quarterly dividend that the Company intends to pay to holders of its Class A common stock, and distributions to the Company in an amount equal to the dividends to be paid by the Company on the Series A Preferred Stock.

The holders of Spark HoldCo units, including the Company, will generally incur U.S. federal, state and local income taxes on any taxable income of Spark HoldCo allocated to them. Generally, items of gross income and gain are first allocated to the Company until the cumulative amount of such items for current and prior fiscal years (or other relevant periods) equals the cumulative amount of distributions the Company receives to pay any special estimated tax liability. Second, items of income and gain are generally allocated to the Company until the cumulative amount of such items for current and prior fiscal years (or other relevant periods) equals the cash distributions the Company has received from Spark HoldCo to pay dividends on the Series A Preferred Stock and the amount of accrued and unpaid dividends on the Series A Preferred Stock. Third, items of gross income and gain are allocated to the Company until the cumulative amount of such items allocated to the Company for current and prior fiscal years (or other relevant periods) equals the cumulative amount of distributions received by the Company for a non-pro rata distribution to the Company from Spark HoldCo. Thereafter, net profits and net losses of Spark HoldCo generally will be allocated to members of Spark HoldCo to target capital account balances according to the amount a member would receive upon a deemed liquidation. Certain non-pro rata adjustments will be required to be made to reflect built-in gains and losses and tax depletion, depreciation and amortization with respect to such built-in gains and losses in allocating items of net profits and losses. The Spark HoldCo LLC Agreement provides, to the extent cash is available, for distributions pro rata to the holders of Spark HoldCo units such that the Company receives an amount of cash sufficient to cover the estimated taxes payable by the Company, and to the Company to cover any special estimated tax liability.

In addition, if the cumulative amount of U.S., federal, state or local taxes payable by the Company exceeds the amount of the tax distribution to the Company, Spark HoldCo will make advances to the Company in an amount necessary to enable the Company to fully pay these tax liabilities. Such advances will be repayable, without interest, solely from (i.e., by offset against) future distributions by Spark HoldCo to the Company.
The Spark HoldCo LLC Agreement provides that if the Company issues a new share of Class A common stock, Series A Preferred Stock, or other equity security (other than shares of Class B common stock, and excluding issuances of Class A common stock upon an exchange of Class B common stock or Series A Preferred Stock), Spark HoldCo will concurrently issue a corresponding limited liability company unit either to the holder of the Class B common stock, or to the Company in the case of the issuance of shares of Class A common stock, Series A Preferred Stock or such other equity security. As a result, the number of Spark HoldCo units held by the Company always equals the number of shares of Class A common stock, Series A Preferred Stock or such other equity securities we have outstanding.

Spark HoldCo will be dissolved only upon the first to occur of (i) the sale of substantially all of its assets or (ii) an election by the Company to dissolve the company. Upon dissolution, Spark HoldCo will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including to the extent permitted by law, creditors who are members) in satisfaction of the liabilities of Spark HoldCo, (b) second, to establish cash reserves for contingent or unforeseen liabilities, (c) third, to the Company in respect of Spark HoldCo Series A preferred units in an amount equal to the total amount that would be required to be distributed by the Company in respect of Series A Preferred Stock, and (d) the balance thereafter to its members holding Spark HoldCo common units in proportion to the number of Spark HoldCo units owned by each of them.

The Spark HoldCo LLC Agreement also provides that Spark HoldCo will pay certain of the Company’s expenses attributable to its status as a public company. Such expenses include, but are not limited to, accounting and legal fees, independent director compensation, director and officer liability insurance expense, Sarbanes-Oxley compliance, transfer agent and registrar fees, tax return preparation, investor relations expense, SEC and NASDAQ compliance fees and the fees and expenses of other service providers that provide services to the Company in connection with our obligations as a publicly-traded company.

Registration Rights Agreement
On August 1, 2014, the Company entered into a registration rights agreement with NuDevco Retail and NuDevco Retail Holdings (a predecessor-in-interest to Parent) to register for sale under the Securities Act shares of the Company’s Class A common stock delivered in exchange for Spark HoldCo common units (together with an equal number of shares of the Company’s Class B common stock) in the circumstances described below. Parent became a party to this agreement in December 2015. This agreement provides NuDevco Retail and Parent, as holders of registrable securities under the agreement, with the right to require the Company, at the Company’s expense, to register shares of the Company’s Class A common stock held by them from time to time that are issuable upon exchange of Spark HoldCo units (together with an equal number of shares of the Company’s Class B common stock) for shares of the Company’s Class A common stock.

Demand Rights. Subject to certain limitations, NuDevco Retail and Parent have the right, by delivering written notice to the Company, to require the Company to register the number of shares of Class A common stock requested to be so registered in accordance with the registration rights agreement. Within 30 days of receipt of notice of a demand registration, the Company is required to give written notice to all other holders of registrable shares of Class A common stock. Subject to certain limitations as described below, the Company will use its commercially reasonable efforts to effect, as soon as commercially reasonable, the registration of all securities with respect to which it receives a written request.

Piggyback Rights. Subject to certain limitations, NuDevco Retail and Parent are entitled to request to participate in, or “piggyback” on, registrations of any of the Company’s Class A common stock for sale by the Company in an underwritten offering.

Conditions and Limitations. The registration rights outlined above are subject to conditions and limitations, including the right of the underwriters, as applicable, to limit the number of shares to be included in a registration statement and the Company’s right to delay, suspend or withdraw a registration statement under specified circumstances. For example, the Board may defer any filing for up to six months if the Board determines that such disclosure would have a material adverse effect on the Company.

If requested by the Company or an underwriter, NuDevco Retail and Parent will not be able to make any sale of the Company’s equity securities, except securities included in such registration, during a period commencing on the date beginning fourteen (14) days prior to the expected date of “pricing” of such offering and continuing for a period not to exceed 90 days beginning on the date of such final prospectus (or prospectus supplement if the offering is made pursuant to a shelf registration statement), or such shorter period as may be requested by an underwriter.

Expenses and Indemnification. In connection with any registration effected pursuant to the terms of the registration rights agreement, the Company is required to pay for all of the fees and expenses incurred in connection with such registration, including, without limitation, registration fees, qualification and filing fees and printing expenses. However, the underwriting discounts and selling commissions payable in respect of registrable securities included in any registration are to be paid by the persons including such registrable securities in any such registration on a pro rata basis. The Company has also agreed to indemnify the holders of registrable securities and each of their respective officers, directors, partners and agents, the underwriters, and each person who controls such holders or underwriters, against all losses, claims, damages and liabilities (joint or several) with respect to each registration effected pursuant to the registration rights agreement.

On September August 5, 2022, the Company filed a registration statement under the Securities Act on Form S-3 registering, among other things, the offer and sale, from time to time, of the Class A common stock held by Parent and NuDevco Retail (including Class A common stock that may be obtained upon conversion of Class B common stock). The registration statement was declared effective on August 16, 2022.

Indemnification Agreements
The Company has entered into indemnification agreements with each of its current executive officers and directors, including Mr. Maxwell. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Subordinated Debt Facility
The Company maintains a subordinated debt facility of up to $25.0 million with Spark HoldCo and Parent (the “Subordinated Debt Facility”), which was most recently amended and restated on June 30, 2022. The Subordinated Debt Facility allows the Company to draw advances in increments of no less than $1.0 million per advance up to $25.0 million through January 31, 2026. Borrowings are at the discretion of Parent. Advances thereunder accrue interest at an annual rate equal to the prime rate as published by the Wall Street Journal plus two percent (2.0%) from the date of the advance. The Subordinated Debt Facility is subordinated in certain respects to the Company’s senior credit facility pursuant to a subordination agreement. Parent has the right to accelerate payment of principal and interest under the Subordinated Debt Facility upon the occurrence of certain change of control or sale transactions.

During the year ended December 31, 2023, the largest aggregate amount outstanding under the Subordinated Debt Facility was $25 million. As of December 31, 2023, the Company had borrowings of zero outstanding under the Subordinated Debt Facility. During the year ended December 31, 2023, the Company paid interest of less than $0.1 million under the Subordinated Debt Facility.

Historical Transactions with Affiliates
The Company enters into transactions with and pay certain costs on behalf of affiliates (specifically, TexEx Energy Operating, LLC, and National Gas & Electric, LLC (“NG&E”) that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company also sells natural gas to NG&E. Affiliated transactions include certain services to the affiliated companies associated with employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries, due diligence work, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed are based on the services provided, departmental usage, or headcount, which are considered reasonable by management. Where costs incurred on behalf of the affiliate or the Company cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or the Company based on estimates of percentage of departmental usage, wages or headcount. As such, the Company’s financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, as well as costs that have been incurred by the Company’s affiliates and then directly billed or allocated to the Company. The paragraphs below describe transactions arising from historical relationships that existed between the Company and other affiliates during the year ended December 31, 2023.

Cost allocations

The total net amount direct billed and allocated to affiliates was $1.5 million for the year ended December 31, 2023. These amounts include the payments for administrative costs for information technology, power and gas supply, employee benefits and other services with NG&E, TxEx, Parent and other affiliated entities. These amounts also include the payments discussed in more detail below under the heading “—Office Lease and Facilities” and “—Transactions with NG&E.”

Office Lease and Facilities

The Company shares its corporate headquarters with certain of its affiliates. NuDevco Midstream Development, LLC, an indirect subsidiary of TxEx, is the lessee under the current lease agreement covering the Company’s corporate headquarters. NuDevco Midstream Development, LLC pays the entire lease payment and facilities charges on behalf of the affiliates of TxEx, and the Company reimburses NuDevco Midstream Development, LLC for the Company’s share. During the year ended December 31, 2023, the Company paid affiliates $0.7 million in lease payments and facilities charges.

Transactions with NG&E

Retail revenues-affiliates recorded in net asset optimization revenues in the combined statements of operations for the year period ended December 31, 2023 were $3.2 million. Cost of revenues-affiliates recorded in net asset optimization revenues in the combined statements of operations for the year ended December 31, 2023 were $0.3 million.

Merger Agreement

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

Policies and Procedures for Review of Related Party Transactions

The Company’s Board has adopted a written related party transactions policy. Pursuant to this policy, the Audit Committee of the Company or a specially designated committee consisting solely of independent directors reviews all material facts of all Related Party Transactions (as defined below) and either approves or disapproves entry into the Related Party Transaction, subject to certain limited exceptions. A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:
•any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of its directors or director nominees;
•any person who is known by the Company to be the beneficial owner of more than 5.0% of the Class A common stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, director nominee, executive officer or a beneficial owner of more than 5.0% of the Class A common stock, and any person (other than a tenant or employee) sharing the household of such director, director nominee, executive officer or beneficial owner of more than 5.0% of the Class A common stock; and
•an entity that is owned or controlled by any of the foregoing persons, or an entity in which any of the foregoing persons has a substantial ownership interest or control of the entity.

In determining whether to approve or disapprove entry into a Related Party Transaction, the Audit Committee of the Company or other specially designated committee takes into account, among other factors it deems appropriate, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (ii) the extent of the Related Person’s interest in the transaction and (iii) whether the Related Party Transaction is material to the Company. Further, the policy requires that all Related Party Transactions required to be disclosed in the Company’s filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations. The policy also requires that all Related Party Transactions of which management is aware should be disclosed to the Company’s Audit Committee.

Item 14. Principal Accounting Fees and Services

Audit and Other Fees

The table below sets forth the aggregate fees billed by Grant Thornton LLP, our current independent registered public accountant, for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$727,567	$861,147
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$727,567	$861,147

(1)	Audit fees represent fees for professional services provided in connection with: (a) the annual audit of our consolidated financial statements for the years ended December 31, 2023 and 2022; (b) the review of our quarterly consolidated financial statements; (c) assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and (d) review of our other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards for the years ended December 31, 2023 and 2022.

The table below sets forth the aggregate fees billed by EY, our former independent registered public accountant, for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$15,000	$222,705
Audit-Related Fees	—	—
Tax Fees(2)	—	3,906
All Other Fees	—	—
Total	$15,000	$226,611

(1)	Audit fees represent fees for professional services provided in connection with: (a) audit procedures for the year ended December 31, 2023 and the annual audit of our consolidated financial statements for the year ended December 31, 2022; (b) the review of our quarterly consolidated financial statements; (c) assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and (d) review of our other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards for the years ended December 31, 2023 and 2022.
(2)	Tax fees represent fees for professional services provided in connection with technical assistance for international, federal and state tax matters provided for the years ended December 31, 2023 and 2022.

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the plan and scope of audit, audit-related, tax and other services. For the year ended December 31, 2023, the Audit Committee pre-approved 100% of the services described above.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(1) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Form 10-K/A.

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
		10-Q	10.1	11/3/2017	001-36559
10.4	Amendment No. 2 to the Credit Agreement, dated as of July 17, 2018, by and among Spark Energy, Inc., the Co-Borrowers, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto, and Brown Brothers Harrisman & Co., as existing bank.	8-K	10.1	7/20/2018	001-36559
10.5	Amendment No. 3 to the Credit Agreement, dated as of June 13, 2019, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	6/18/2019	001-36559
10.6#	Amendment No. 4 to the Credit Agreement, dated as of July 31, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	10-Q	10.1	8/5/2020	001-36559
10.7#	Amendment No. 5 to the Credit Agreement, dated as of October 15, 2021, by and among Via Renewables, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and the Banks party thereto.	8-K	10.1	10/21/2021	001-36559

10.8	New Bank Agreement, dated October 30, 2020, by and among Spark Energy, Inc., the Co-Borrowers, the Issuing Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, the Banks party thereto and Gulf Capital Bank, as new bank.	10-Q	10.2	11/4/2020	001-36559
10.9	New Bank Agreement, dated January 19, 2021, by and among Spark Energy, Inc., the Co-Borrowers and Guarantors, the Banks party thereto, Coӧperatieve Rabobank U.A., New York Branch, as agent, and Wells Fargo Bank, NA, as new bank	10-Q	10.2	5/6/2021	001-36559
10.10	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.11	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.12	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559
10.13	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559
10.14	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.15	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.16	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.17	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated July 31, 2020.	10-K	10.46	3/4/2021	001-36559
10.18	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Via Renewables, Inc., dated October 13, 2021.	8-K	10.2	10/20/2021	001-36559
10.19	Amended and Restated Subordinated Promissory Note (Note No. 7), dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	7/7/2022	001-36559
10.20†	Spark Energy, Inc. Long-Term Incentive Plan	S-8	4.3	7/31/2014	333-197738
10.21†	Spark Energy, Inc. Amended and Restated Long-Term Incentive Plan.	10-Q	10.3	11/10/2016	001-36559
10.22†	Spark Energy, Inc. Second Amended and Restated Long Term Incentive Plan.	8-K	10.1	5/23/2019	001-36559

10.23†	Form of Restricted Stock Unit Agreement	S-1	10.4	6/30/2014	333-196375
10.24†	Form of Restricted Stock Unit Agreement (Second A&R LTIP).	10-Q	10.2	8/5/2020	001-36559
10.25†	Form of Notice of Grant of Restricted Stock Unit	S-1	10.5	6/30/2014	333-197738
10.26†	Form of Notice of Grant of Restricted Stock Unit (Change in Control Restricted Stock Units).	10-Q	10.5	8/3/2018	333-196375
10.27†	Form of Notice of Grant of Restricted Stock Unit (Second A&R LTIP).	10-Q	10.3	8/5/2020	001-36559
10.28†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.29†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.10	8/4/2014	001-36559
10.30†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and Kenneth M. Hartwick.	8-K	10.12	8/4/2014	001-36559
10.31†	Indemnification Agreement, dated May 25, 2016, by and between Spark Energy, Inc. and Nick W. Evans, Jr.	8-K	10.1	5/27/2016	001-36559
10.32†	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.33†	Indemnification Agreement, dated as of March 17, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.2	3/19/2020	001-36559
10.34	Indemnification Agreement, dated as of June 7, 2023, by and between Via Renewables, Inc. and A. Stephen Kennedy.	8-K	10.1	6/12/2023	001-36559
10.35†	Employment Agreement, dated June 14, 2019, by and between Spark Energy, Inc. and James G. Jones II.	8-K	10.3	6/18/2019	001-36559
10.36†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.37†	Employment Agreement, effective as of March 23, 2020, by and between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	3/25/2020	001-36559
10.38†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas	10-Q	10.5	11/4/2021	001-36559
10.39†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	11/8/2021	001-36559
10.40†	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC	10-K	10.47	3/4/2021	001-36559
10.41†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.	10-Q	10.3	11/4/2021	001-36559

10.42	Amendment No. 2 to Engagement Letter Agreement, dated November 28, 2022, by and between Good Counsel Group LLC and Spark Energy, LLC.	10-Q	10.1	5/4/2023	001-36559
10.43	Amendment to Engagement Letter Agreement, dated July 5, 2023, by and between Good Counsel Group, LLC and Spark Energy, LLC	8-K	10.1	7/6/2023	001-36559
10.44	Transition and Resignation Agreement and Mutual Release of Claims, dated April 2, 2021, between Spark Energy, Inc. and Kevin McMinn.	8-K	10.1	4/8/2021	001-36559
10.45 †	Transition and Resignation Agreement and Mutual Release of Claims, dated November 4, 2021, by and between Via Renewables, Inc. and James Jones	10-Q	10.4	11/4/2021	001-36559
16.1	Letter from Ernst & Young LLP, dated March 31, 2022	8-K	16.1	3/31/2022	001-36559
21.1*	List of Subsidiaries of Via Renewables, Inc.
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Grant Thornton LLP
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
97*	Incentive-Based Compensation Recovery Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024
** Furnished with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024
*** Filed herewith
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

March 27, 2024	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)