Form 10-Q
period 2024-03-31
Via Renewables, Inc.
filed 2024-05-02
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
        Yes ☐    No ☒

There were 3,232,701 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of April 30, 2024.

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
•federal, state and local regulations, including the industry’s ability to address or adapt to potentially restrictive new regulations that may be enacted by public utility commissions;
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
•competition;
•our ability to successfully obtain the requisite shareholder approval of and to consummate the merger and transactions contemplated by the Merger Agreement (as defined below) and other risks related thereto, including but not limited to, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the failure to satisfy other conditions to completion of the proposed merger, the failure of the proposed merger to close for any other reason, the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger Agreement or otherwise, the amount of the costs, fees, expenses and charges related to the proposed merger, the effect of the announcement of the proposed merger on our relationships with our contractual counterparties, operating results and business generally, the risk that the pendency of the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed merger, risks related to disruption of management’s attention from our ongoing business operations due to the merger and transactions contemplated by the Merger Agreement; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, in our Quarterly Reports on Form 10-Q in “Item 1A — Risk Factors” of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$50,423	$42,595
Accounts receivable, net of allowance for credit losses of $3,548 at March 31, 2024 and $4,496 at December 31, 2023	55,852	63,246
Accounts receivable—affiliates	4,463	4,683
Inventory	1,363	3,124
Fair value of derivative assets, net	1,272	909
Customer acquisition costs, net	5,686	5,154
Customer relationships, net	342	342
Deposits	6,813	6,897
Renewable energy credit asset	26,393	25,456
Other current assets	6,734	6,567
Total current assets	159,341	158,973
Property and equipment, net	4,909	4,710
Fair value of derivative assets, net	12	91
Customer acquisition costs, net	2,115	1,835
Customer relationships, net	53	139
Deferred tax assets	13,721	15,282
Goodwill	120,343	120,343
Other assets	2,168	2,461
Total assets	$302,662	$303,834
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$21,292	$29,524
Accounts payable—affiliates	598	472
Accrued liabilities	17,900	15,094
Renewable energy credit liability	18,850	15,706
Fair value of derivative liabilities, net	9,350	19,141
Other current liabilities	59	59
Total current liabilities	68,049	79,996
Long-term liabilities:
Fair value of derivative liabilities, net	100	54
Long-term portion of Senior Credit Facility	91,000	97,000
Total liabilities	159,149	177,050
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at March 31, 2024 and December 31, 2023	88,047	88,065

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,261,620 shares issued and 3,232,701 shares outstanding at March 31, 2024 and 3,261,620 shares issued and 3,232,701 shares outstanding at December 31, 2023	32	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	40	40
Additional paid-in capital	40,726	40,002
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	14,829	8,972
Treasury stock, at cost, 28,919 shares at March 31, 2024 and December 31, 2023	(2,406)	(2,406)
Total stockholders’ equity	53,181	46,600
Non-controlling interest in Spark HoldCo, LLC	2,285	(7,881)
Total equity	55,466	38,719
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$302,662	$303,834
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Retail revenues	$114,388	$135,125
Net asset optimization expense	(1,597)	(3,273)
Other revenue	1,265	—
Total Revenues	114,056	131,852
Operating Expenses:
Retail cost of revenues	68,962	117,441
General and administrative	17,333	17,225
Depreciation and amortization	2,040	3,336
Total Operating Expenses	88,335	138,002
Operating income (loss)	25,721	(6,150)
Other (expense):
Interest expense	(1,929)	(2,697)
Interest and other income	24	80
Total other expenses	(1,905)	(2,617)
Income (loss) before income tax expense	23,816	(8,767)
Income tax expense (benefit)	4,752	(1,996)
Net income (loss)	$19,064	$(6,771)
Less: Net income (loss) attributable to non-controlling interests	10,497	(6,584)
Net income (loss) attributable to Via Renewables, Inc. stockholders	$8,567	$(187)
Less: Dividend on Series A Preferred Stock	2,710	2,544
Net income (loss) attributable to stockholders of Class A common stock	$5,857	$(2,731)

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$1.81	$(0.86)
Diluted	$1.81	$(1.26)

Weighted average shares of Class A common stock outstanding
Basic	3,233	3,173
Diluted	3,233	7,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—		—	—	—	486	—	486	—	486
Consolidated net income	—	—	—	—	—	—	—	—	8,567	8,567	10,497	19,064
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(93)	(93)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,710)	(2,710)	—	(2,710)
Changes in ownership interest	—	—	—	—	—	—	—	238	—	238	(238)	—
Balance at March 31, 2024	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,726	$14,829	$53,181	$2,285	$55,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended March 31, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—	—	—	—	—	681	—	681	—	681
Consolidated net loss	—	—	—	—	—	—	—	—	(187)	(187)	(6,584)	(6,771)
Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(3,625)	(3,625)
Dividends paid to Class A common stockholders $0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	—	(2,544)	—	(2,544)
Changes in ownership interest	—	—	—	—	—	—	—	110	—	110	(110)	—
Balance at March 31, 2023	3,215	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,244	$1,886	$37,756	$(24,553)	$13,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$19,064	$(6,771)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	2,040	3,336
Deferred income taxes	1,562	(2,744)
Stock based compensation	514	685
Amortization of deferred financing costs	206	206
Bad debt expense	304	955
Loss on derivatives, net	4,205	42,770
Current period cash settlements on derivatives, net	(15,425)	(20,137)
Other	64	—
Changes in assets and liabilities:
Decrease in accounts receivable	7,091	15,202
Decrease in accounts receivable—affiliates	219	650
Decrease in inventory	1,761	3,849
Increase in customer acquisition costs	(2,444)	(1,773)
Increase in prepaid and other current assets	(37)	(1,777)
Decrease in other assets	191	215
Decrease in accounts payable and accrued liabilities	(2,342)	(21,404)
Increase in accounts payable—affiliates	126	57
Decrease in other current liabilities	—	(240)
Decrease in other non-current liabilities	—	(19)
Net cash provided by operating activities	17,099	13,060
Cash flows from investing activities:
Purchases of property and equipment	(450)	(374)
Net cash used in investing activities	(450)	(374)
Cash flows from financing activities:
Borrowings on notes payable	109,000	63,000
Payments on notes payable	(115,000)	(52,000)
Net paydown on subordinated debt facility	—	(5,000)
Payment of dividends to Class A common stockholders	—	(2,874)
Payment of distributions to non-controlling unitholders	(93)	(3,625)
Payment of Preferred Stock dividends	(2,728)	(2,376)
Net cash used in financing activities	(8,821)	(2,875)
Increase in Cash, cash equivalents and Restricted cash	7,828	9,811
Cash, cash equivalents and Restricted cash—beginning of period	42,595	35,351
Cash, cash equivalents and Restricted cash—end of period	$50,423	$45,162
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$32	$6
Cash paid during the period for:
Interest	$1,821	$2,317
Taxes	$110	$137
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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

Relationship with our Founder, Majority Shareholder, and Chief Executive Officer

W. Keith Maxwell, III is the Chief Executive Officer, a director, and the owner of a majority of the voting power of our common stock through his ownership of NuDevco Retail, LLC (“NuDevco Retail”) and Retailco, LLC (“Retailco”). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC (“TxEx”), which is wholly owned by Mr. Maxwell. NuDevco Retail is a wholly owned subsidiary of NuDevco Retail Holdings LLC

(“NuDevco Retail Holdings”), which is a wholly owned subsidiary of Electric HoldCo, LLC, which is also a wholly owned subsidiary of TxEx.

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

These transactions include, but are not limited to, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, certain administrative salaries, management due diligence, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed under these arrangements are based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable —affiliates, respectively, recorded in the consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 13 “Transactions with Affiliates.”

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

In addition, the merger is subject to a non-waivable requirement of approval by the holders of at least a majority of the issued and outstanding Class A common stock and Class B common stock not owned by Mr. Maxwell and his affiliated entities or the directors, officers or their immediate family members. Mr. Maxwell and affiliated entities have entered into a support agreement to vote their shares in favor of the transaction and against any competing transaction. The Merger Agreement is not subject to a financing condition, but is subject to customary closing conditions. The special meeting will be held on May 23, 2024 or the date of any postponement or adjournment. The transaction is expected to close in the second quarter of 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply retrospectively. We are evaluating the impact of adoption on our consolidated financial statements.

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

	Reportable Segments
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$27,339	$4,625	$31,964	$32,887	$3,913	$36,800
Mid-Atlantic	30,699	15,255	45,954	27,509	19,346	46,855
Midwest	7,309	7,371	14,680	8,139	9,805	17,944
Southwest	11,982	9,808	21,790	14,292	19,234	33,526
	$77,329	$37,059	$114,388	$82,827	$52,298	$135,125

Customer type
Commercial	$11,365	$20,714	$32,079	$10,293	$28,679	$38,972
Residential	70,948	18,641	89,589	77,237	31,275	108,512
Unbilled revenue (b)	(4,984)	(2,296)	(7,280)	(4,703)	(7,656)	(12,359)
	$77,329	$37,059	$114,388	$82,827	$52,298	$135,125

Customer credit risk
POR	$50,289	$19,469	$69,758	$49,143	$25,054	$74,197
Non-POR	27,040	17,590	44,630	33,684	27,244	60,928
	$77,329	$37,059	$114,388	$82,827	$52,298	$135,125

Reportable Segments
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

(c) Retail Electricity includes Services

Reconciliation to Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended March 31,
	2024	2023
Total Reportable Segments Revenue	$114,388	$135,125
Net asset optimization expense	(1,597)	(3,273)
Other Revenue	1,265	—
Total Revenues	$114,056	$131,852

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2024 and 2023, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.4 million and $1.3 million, respectively.

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

A rollforward of our allowance for credit losses for the three months ended March 31, 2024 are presented in the table below (in thousands):

Balance at December 31, 2023	$(4,496)
Current period credit loss provision	(304)
Write-offs	1,297
Recovery of previous write-offs	(45)
Balance at March 31, 2024	$(3,548)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of Mr. Maxwell and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2024 and December 31, 2023, respectively.

	The Company	Affiliated Owners
March 31, 2024	44.92%	55.08%
December 31, 2023	44.92%	55.08%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) before taxes allocated to non-controlling interest	$11,360	$(6,334)
Less: Income tax expense allocated to non-controlling interest	863	250
Net income (loss) attributable to non-controlling interests	$10,497	$(6,584)

Class A Common Stock and Class B Common Stock

Holders of the Company’s Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

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

Dividends on Class A Common Stock

Dividends declared for the Company’s Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three months ended March 31, 2023, we paid zero dividends to the holders of the Company's Class A common stock. This dividend represented a quarterly rate of $0.90625 per share on each share of Class A common stock.

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

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. During the three months ended March 31, 2024, we did not pay dividends to the holders of the Company’s Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Via Renewables, Inc. stockholders	$8,567	$(187)
Less: Dividend on Series A Preferred Stock	2,710	2,544
Net income (loss) attributable to stockholders of Class A common stock	$5,857	$(2,731)

Basic weighted average Class A common shares outstanding	3,233	3,173
Basic income (loss) per share attributable to stockholders	$1.81	$(0.86)

Net income (loss) attributable to stockholders of Class A common stock	$5,857	$(2,731)
Effect of conversion of Class B common stock to shares of Class A common stock	—	(6,327)
Diluted net income (loss) attributable to stockholders of Class A common stock	$5,857	$(9,058)

Basic weighted average Class A common shares outstanding	3,233	3,173
Effect of dilutive Class B common stock	—	4,000
Diluted weighted average shares outstanding	3,233	7,173

Diluted income (loss) per share attributable to stockholders	$1.81	$(1.26)

The computation of diluted earnings per share for the three months ended March 31, 2024, excludes 4.0 million shares of Class B common stock and 0.2 million restricted stock units because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo’s operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$49,535	$42,062
Accounts receivable	55,443	62,548
Other current assets	52,231	50,650
Total current assets	157,209	155,260
Non-current assets:
Goodwill	120,343	120,343
Other assets	11,427	11,351
Total non-current assets	131,770	131,694
Total Assets	$288,979	$286,954

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$38,577	$44,201
Other current liabilities	67,160	71,994
Total current liabilities	105,737	116,195
Long-term liabilities:
Long-term portion of Senior Credit Facility	91,000	97,000
Subordinated debt — affiliate	—	—
Other long-term liabilities	99	54
Total long-term liabilities	91,099	97,054
Total Liabilities	$196,836	$213,249

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

During the three months ended March 31, 2024, we paid $2.7 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2024, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2024.

A summary of our preferred equity balance for the three months ended March 31, 2024 is as follows:

(In thousands)
Balance at December 31, 2023	$88,065
Accumulated dividends on Series A Preferred Stock	(18)
Balance at March 31, 2024	$88,047

6. Derivative Instruments

We are exposed to the impact of market fluctuations in the price of electricity and natural gas, basis differences in the price of natural gas, storage charges, renewable energy credits (“RECs”), and capacity charges from independent system operators. We use derivative instruments in an effort to manage our cash flow exposure to these risks. These instruments are not designated as hedges for accounting purposes, and accordingly, changes in the market value of these derivative instruments are recorded in the cost of revenues. As part of our strategy to optimize pricing in our natural gas related activities, we also manage a portfolio of commodity derivative instruments held for trading purposes. Our commodity trading activities are subject to limits within our Risk Management Policy. For these derivative instruments, changes in the fair value are recognized currently in earnings in net asset optimization revenues.

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2024 and December 31, 2023, we offset $3.5 million and $5.2 million, respectively, in collateral to net against the related derivative liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2024	December 31, 2023
Natural Gas	MMBtu	5,020	6,254
Electricity	MWh	807	1,029
Trading

Commodity	Notional	March 31, 2024	December 31, 2023
Natural Gas	MMBtu	630	1,016
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss on non-trading derivatives, net	$(4,296)	$(42,769)
Gain (loss) on trading derivatives, net	91	(1)
Loss on derivatives, net	$(4,205)	$(42,770)
Current period settlements on non-trading derivatives	15,242	20,123
Current period settlements on trading derivatives	183	14
Total current period settlements on derivatives	$15,425	$20,137

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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,547	$(417)	$1,130	$—	$1,130
Trading commodity derivatives	533	(391)	142	—	142
Total Current Derivative Assets	2,080	(808)	1,272	—	1,272
Non-trading commodity derivatives	212	(200)	12	—	12
Total Non-current Derivative Assets	212	(200)	12	—	12
Total Derivative Assets	$2,292	$(1,008)	$1,284	$—	$1,284

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(17,528)	$4,970	$(12,558)	$3,214	$(9,344)
Trading commodity derivatives	(13)	7	(6)	—	(6)
Total Current Derivative Liabilities	(17,541)	4,977	(12,564)	3,214	(9,350)
Non-trading commodity derivatives	(769)	335	(434)	334	(100)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(769)	335	(434)	334	(100)
Total Derivative Liabilities	$(18,310)	$5,312	$(12,998)	$3,548	$(9,450)

	December 31, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,926	$(1,046)	$880	$—	$880
Trading commodity derivatives	64	(35)	29	—	29
Total Current Derivative Assets	1,990	(1,081)	909	—	909
Non-trading commodity derivatives	173	(82)	91	—	91
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	173	(82)	91	—	91
Total Derivative Assets	$2,163	$(1,163)	$1,000	$—	$1,000

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(29,730)	$6,077	$(23,653)	$4,679	$(18,974)
Trading commodity derivatives	(173)	6	(167)	—	(167)
Total Current Derivative Liabilities	(29,903)	6,083	(23,820)	4,679	(19,141)
Non-trading commodity derivatives	(672)	115	(557)	503	(54)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(672)	115	(557)	503	(54)
Total Derivative Liabilities	$(30,575)	$6,198	$(24,377)	$5,182	$(19,195)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2024	December 31, 2023
Information technology	2 – 5	$7,212	$6,983
Total		7,212	6,983
Accumulated depreciation		(2,303)	(2,273)
Property and equipment—net		$4,909	$4,710

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2024 and December 31, 2023, information technology includes $1.7 million and $1.5 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2024	December 31, 2023
Goodwill	$120,343	$120,343
Customer relationships—Acquired	$—	$—
Customer relationships—Other
Cost	$968	$968
Accumulated amortization	(573)	(487)
Customer relationships—Other, net	$395	$481
Cost	$4,040	$4,040
Accumulated amortization	(1,717)	(1,616)
Trademarks, net	$2,323	$2,424

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2023	$120,343	$481	$2,424
Additions	—	—	—
Amortization	—	(86)	(101)
Balance at March 31, 2024	$120,343	$395	$2,323

Estimated future amortization expense for customer relationships and trademarks at March 31, 2024 is as follows (in thousands):

Year ending December 31,
2024 (remaining nine months)	$559
2025	543
2026	404
2027	404
2028	404
> 5 years	404
Total	$2,718

9. Debt
Debt consists of the following amounts as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Long-term debt:
Senior Credit Facility (1) (2)	$91,000	$97,000
Subordinated Debt	—	—
Total long-term debt	91,000	97,000
Total debt	$91,000	$97,000
(1) As of March 31, 2024 and December 31, 2023, the weighted average interest rate on the Senior Credit Facility was 8.58% and 8.60%, respectively.
(2) As of March 31, 2024 and December 31, 2023, we had $22.8 million and $24.3 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.0 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively. Of these amounts, $0.8 million and $0.8 million are recorded in other current assets, and $0.2 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Senior Credit Facility	$1,335	$2,067
Letters of credit fees and commitment fees	384	403
Amortization of deferred financing costs	206	206
Other	4	21
Interest Expense	$1,929	$2,697

Senior Credit Facility

On June 30, 2022, the Company and Spark HoldCo, and together with certain subsidiaries of the Company and Spark Holdco, (the “Co-Borrowers”) entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior secured credit facility (the “Senior Credit Facility”), which allows the Co- Borrowers to borrow up to $195.0 million on a revolving basis. The Senior Credit Facility provides for working capital loans, loans to fund acquisitions, swingline loans and letters of credit. The Senior Credit Facility expires on June 30, 2025, and all amounts outstanding thereunder are payable on the expiration date.

Borrowings under the Senior Credit Facility bear interest at the following rates depending on the classification of the borrowing and provided further that at no time shall the interest rate be less than four percent (4.0%) per annum:

•The Base Rate (a rate per annum equal to the greatest of (a) the prime rate, (b) the Federal Funds Rate plus ½ of 1% and (c) Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.0%, provided, that the Base Rate shall not at any time be less than 0%), plus an applicable margin of 3.25% to 4.50% depending on the type of borrowing and the average outstanding amount of loans and letters of credit under the Credit Agreement at the end of the prior fiscal quarter;

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

The Credit Agreement contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of March 31, 2024 was 2.39 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the SEC, to Adjusted EBITDA of no more than 2.50 to 1.00. Our Maximum Total Leverage Ratio as of March 31, 2024 was 1.85 to 1.00.

•Maximum Senior Secured Leverage Ratio. The Company must maintain a Senior Secured Leverage Ratio of no more than 2.00 to 1.00. The Senior Secured Leverage Ratio is defined as the ratio of (a) all consolidated indebtedness that is secured by a lien on any property of any loan party (including the effective amount of all loans then outstanding under the Senior Credit Facility but excluding eligible subordinated debt and letter of credit obligations) to (b) Adjusted EBITDA for the most recent twelve month period then ended. Our Maximum Senior Secured Leverage Ratio as of March 31, 2024 was 1.71 to 1.00.

As of March 31, 2024, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Class A common stock and Series A Preferred Stock.

The Credit Agreement contains various customary affirmative covenants that require, among other things, the Company to maintain insurance, pay its obligations and comply with law. The Credit Agreement also contains customary negative covenants that limit the Company’s ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions and dividends, investments, acquisitions or loans, materially modify certain agreements, and enter into transactions with affiliates.

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

As of March 31, 2024, and December 31, 2023, there were zero outstanding borrowings under the Subordinated Debt Facility.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Non-trading commodity derivative assets	$—	$1,142	$—	$1,142
Trading commodity derivative assets	—	142	—	142
Total commodity derivative assets	$—	$1,284	$—	$1,284
Non-trading commodity derivative liabilities	$—	$(9,444)	$—	$(9,444)
Trading commodity derivative liabilities	—	(6)	—	(6)
Total commodity derivative liabilities	$—	$(9,450)	$—	$(9,450)

	Level 1	Level 2	Level 3	Total
December 31, 2023
Non-trading commodity derivative assets	$—	$971	$—	$971
Trading commodity derivative assets	—	29	—	29
Total commodity derivative assets	$—	$1,000	$—	$1,000
Non-trading commodity derivative liabilities	$—	$(19,028)	$—	$(19,028)
Trading commodity derivative liabilities	—	(167)	—	(167)
Total commodity derivative liabilities	$—	$(19,195)	$—	$(19,195)

We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2024 and the year ended December 31, 2023.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2024 and December 31, 2023, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.3 million and $0.3 million, respectively.

11. Income Taxes

Income Taxes

We and our subsidiaries, CenStar and Verde Energy USA, Inc. (“Verde Corp”) are each subject to U.S. federal income tax as corporations. CenStar and Verde Corp file consolidated tax returns in jurisdictions that allow combined reporting. Spark HoldCo and its subsidiaries, with the exception of CenStar and Verde Corp, are treated as flow-through entities for U.S. federal income tax purposes, and, as such, are generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to their taxable income is passed through to their members or partners. Accordingly, we are subject to U.S. federal income taxation on our allocable share of Spark HoldCo’s net U.S. taxable income.

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

As of March 31, 2024, we had a net deferred tax asset of $13.7 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2024 and 2023 was 20.0% and 22.8%, respectively. The effective tax rate for three months ended March 31, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.
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

As of March 31, 2024 and December 31, 2023, we had accrued $7.3 million and $6.3 million, respectively, related to litigation and regulatory matters and $0.7 million and $0.7 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	March 31, 2024	December 31, 2023
Assets
Accounts Receivable - affiliates	$4,463	$4,683
Total Assets - affiliates	$4,463	$4,683

	March 31, 2024	December 31, 2023
Liabilities
Accounts Payable - affiliates	$598	$472
Subordinated Debt - affiliates (1)	—	—
Total Liabilities - affiliates	$598	$472
(1) The Subordinated Debt Facility allows us to draw advances in increments of no less than $1.0 million per advance up to the maximum principal amount of the Subordinated Debt Facility, subject to Retailco’s discretion. Advances thereunder accrue interest at an annual rate equal to the prime rate as published by the Wall Street Journal plus two percent (2.0%) from the date of the advance. See Note 9 “Debt” for a further description of terms and conditions of the Subordinated Debt Facility.

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue NAO - affiliates	$482	$2,284
Less: Cost of Revenue NAO - affiliates	1	332
Net NAO - affiliates	$481	$1,952

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $0.4 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company would have incurred incremental costs of $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2024 and 2023, Spark HoldCo made distributions to affiliates of Mr. Maxwell of zero and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended March 31, 2024 and 2023, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $0.1 million and zero, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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

For the three months ended March 31, 2024 and 2023, we recorded asset optimization revenues of $11.5 million and $11.5 million and asset optimization cost of revenues of $13.1 million and $14.8 million, respectively, which are presented on a net basis in asset optimization revenues.

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
Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$114,056	$131,852
Less:
Retail cost of revenues	68,962	117,441
Gross Profit	45,094	14,411
Less:
Net asset optimization expense	(1,597)	(3,273)
Net, loss on non-trading derivative instruments	(4,296)	(42,769)
Net, Cash settlements on non-trading derivative instruments	15,242	20,123
Retail Gross Margin	$35,745	$40,330

Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2024
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$77,329	$37,059	$(332)	$—	$114,056
Retail cost of revenues	49,131	19,203	628	—	68,962
Gross Profit (Loss)	$28,198	$17,856	$(960)	$—	$45,094
Less:
Net asset optimization expense	—	—	(1,597)	—	(1,597)
Net, loss on non-trading derivative instruments	(3,836)	(460)	—	—	(4,296)
Current period settlements on non-trading derivatives	13,123	2,119	—	—	15,242
Retail Gross Margin	$18,911	$16,197	$637	$—	$35,745
Total Assets at March 31, 2024	$1,683,918	$70,330	$299,875	$(1,751,461)	$302,662
Goodwill at March 31, 2024	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended March 31, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$82,827	$52,298	$(3,273)	$—	$131,852
Retail cost of revenues	80,830	36,611	—	—	117,441
Gross Profit (Loss)	$1,997	$15,687	$(3,273)	$—	$14,411
Less:
Net asset optimization expense	—	—	(3,273)	—	(3,273)
Net, loss on non-trading derivative instruments	(36,095)	(6,674)	—	—	(42,769)
Current period settlements on non-trading derivatives	17,623	2,500	—	—	20,123
Retail Gross Margin	$20,469	$19,861	$—	$—	$40,330
Total Assets at December 31, 2023	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill at December 31, 2023	$117,813	$2,530	$—	$—	$120,343

15. Subsequent Events

Declaration of Dividends

On April 17, 2024, we declared a quarterly cash dividend in the amount of $0.76051 per share to holders of record of the Series A Preferred Stock on July 1, 2024. The dividend will be paid on July 15, 2024.

Acquisition of Customer Book

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,500 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers will begin transferring in the second quarter of 2024, and are located in our existing markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2023 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024. Results of operations and cash flows for the three months ended March 31, 2024 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2024, we operated in 105 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2024 and 2023, approximately 68% and 61%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2024 and 2023, approximately 32% and 39%, respectively, of our retail revenues were derived from the sale of natural gas.

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

The merger is subject to approval by a majority of shareholders of the issued and outstanding shares of the Company’s Class A common stock and Class B common stock. In addition, the merger is subject to a non-waivable requirement of approval by the holders of at least a majority of the issued and outstanding Class A common stock and Class B common stock not owned by Mr. Maxwell and his affiliated entities or the directors, officers or their immediate family members. Mr. Maxwell and affiliated entities have entered into a support agreement to vote their shares in favor of the transaction and against any competing transaction. The Merger Agreement is not subject to a financing condition, but is subject to customary closing conditions. The special meeting will be held on May 23, 2024 or the date of any postponement or adjournment. The transaction is expected to close in the second quarter of 2024.

Acquisition of Customer Book

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,500 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers will begin transferring in the second quarter of 2024, and are located in our existing markets.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three months ended March 31, 2024:

RCEs:

RCEs:
(In thousands)	December 31, 2023	Additions	Attrition	March 31, 2024	% Increase (Decrease)
Retail Electricity	217	32	29	220	1%
Retail Natural Gas	118	9	9	118	—%
Total Retail	335	41	38	338	1%

The following table details our count of RCEs by geographical location as of March 31, 2024:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	62	28%	12	10%	74	22%
Mid-Atlantic	100	45%	52	44%	152	45%
Midwest	21	10%	20	17%	41	12%
Southwest	37	17%	34	29%	71	21%
Total	220	100%	118	100%	338	100%

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

During the three months ended March 31, 2024, we added approximately 41,000 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2024 and 2023 was 3.9% and 3.9%, respectively. Our customer attrition was consistent with the prior year.

Customer Credit Risk

Our credit loss expense for the three months ended March 31, 2024 and 2023 was 0.8% and 1.9%, respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets and focused on collection efforts, we have experienced a decrease in credit loss expense during the three months ended March 31, 2024.

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

Net asset optimization resulted in a loss of $1.6 million and a loss of $3.3 million for the three months ended March 31, 2024 and 2023, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Adjusted EBITDA (1)	$15,068	$18,811
Retail Gross Margin	$35,745	$40,330
(1) Adjusted EBITDA for the three months ended March 31, 2024 includes an add back of $0.4 million related to merger agreement expense.

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
•our ability to fund capital expenditures (including customer acquisition costs) and incur and service debt; and
•our compliance with financial debt covenants. (Refer to Note 9 “Debt” to Part I, Item 1 of this Report for discussion of the material terms of our Senior Credit Facility, including the covenant requirements for our Minimum Fixed Charge Coverage Ratio, Maximum Total Leverage Ratio, and Maximum Senior Secured Leverage Ratio.)

The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. The following table presents a reconciliation of Adjusted EBITDA to these GAAP measures for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$19,064	$(6,771)
Depreciation and amortization	2,040	3,336
Interest expense	1,929	2,697
Income tax expense (benefit)	4,752	(1,996)
EBITDA	27,785	(2,734)
Less:
Net, loss on derivative instruments	(4,205)	(42,770)
Net cash settlements on derivative instruments	15,425	20,137
Customer acquisition costs	2,444	1,773
Plus:
Non-cash compensation expense	514	685
Merger agreement expense	433	—
Adjusted EBITDA	$15,068	$18,811
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$17,099	$13,060
Amortization of deferred financing costs	(206)	(206)
Bad debt expense	(304)	(955)
Interest expense	1,929	2,697
Income tax expense (benefit)	4,752	(1,996)
Merger agreement expense	433	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(7,273)	(14,075)
Inventory	(1,761)	(3,849)
Accounts payable and accrued liabilities	2,216	21,587
Other	(1,817)	2,548
Adjusted EBITDA	$15,068	$18,811
Cash Flow Data:
Net cash provided by operating activities	$17,099	$13,060
Net cash used in investing activities	$(450)	$(374)
Net cash used in financing activities	$(8,821)	$(2,875)

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

We believe retail gross margin provides information useful to investors as an indicator of our retail energy business’s operating performance.

The GAAP measure most directly comparable to Retail Gross Margin is gross profit. The following table presents a reconciliation of Retail Gross Margin to gross profit for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$114,056	$131,852
Less:
Retail cost of revenues	68,962	117,441
Gross Profit	$45,094	$14,411
Less:
Net asset optimization expense	(1,597)	(3,273)
Loss on non-trading derivative instruments	(4,296)	(42,769)
Cash settlements on non-trading derivative instruments	15,242	20,123
Retail Gross Margin	$35,745	$40,330
Retail Gross Margin - Retail Electricity Segment	$18,911	$20,469
Retail Gross Margin - Retail Natural Gas Segment	$16,197	$19,861
Retail Gross Margin - Other	$637	$—

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

Consolidated Results of Operations

Three months ended March 31, 2024 Compared to Three Months Ended March 31, 2023

(In Thousands)	Three Months Ended March 31,
	2024	2023
Revenues:
Retail revenues	$114,388	$135,125
Net asset optimization expense	(1,597)	(3,273)
Other revenue	1,265	—
Total Revenues	114,056	131,852
Operating Expenses:
Retail cost of revenues	68,962	117,441
General and administrative expense	17,333	17,225
Depreciation and amortization	2,040	3,336
Total Operating Expenses	88,335	138,002
Operating income (loss)	25,721	(6,150)
Other (expense)/income:
Interest expense	(1,929)	(2,697)
Interest and other income	24	80
Total other expense	(1,905)	(2,617)
Income (loss) before income tax expense	23,816	(8,767)
Income tax expense (benefit)	4,752	(1,996)
Net income (loss)	$19,064	$(6,771)
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$15,068	$18,811
Retail Gross Margin (1)	$35,745	$40,330
Customer Acquisition Costs	$2,444	$1,773
Average Monthly RCE Attrition	3.9%	3.9%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three months ended March 31, 2024 includes an add back of $0.4 million related to merger agreement expense.

Total Revenues. Total revenues for the three months ended March 31, 2024 were approximately $114.1 million, a decrease of approximately $17.8 million, or 13%, from approximately $131.9 million for the three months ended March 31, 2023, as indicated in the table below (in millions). This decrease was primarily due to lower electricity and gas unit revenue as a result of decreased electricity and gas rates, offset by an increase in electricity volumes sold as a result of a larger electricity customer book in the first quarter of 2024 as compared to the first quarter of 2023.

Change in electricity volumes sold	$8.7
Change in natural gas volumes sold	(3.4)
Change in electricity unit revenue per MWh	(14.2)
Change in natural gas unit revenue per MMBtu	(11.8)
Change in other revenue	1.2
Change in net asset optimization expense	1.7
Change in total revenues	$(17.8)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2024 was approximately $69.0 million, a decrease of approximately $48.4 million, or 41%, from approximately $117.4 million for the three months ended March 31, 2023, as indicated in the table below (in millions). This decrease was primarily due to a change in value of our retail derivative portfolio, a decrease in electricity and gas unit cost, offset by an increase in electricity volumes sold in the first quarter of 2024 as a result of larger electricity customer book as compared to the first quarter of 2023.

Change in electricity volumes sold	$6.6
Change in natural gas volumes sold	(2.1)
Change in electricity unit cost per MWh	(10.5)
Change in natural gas unit cost per MMBtu	(9.5)
Change in other costs	0.7
Change in value of retail derivative portfolio	(33.6)
Change in retail cost of revenues	$(48.4)

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2024 was approximately $17.3 million, an increase of approximately $0.1 million, or 1%, as compared to $17.2 million for the three months ended March 31, 2023. This increase was primarily attributable to increase in sales and marketing due to increased sales activity, slightly offset by decrease in bad debt expense due to improved collection efforts.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2024 was approximately $2.0 million, a decrease of approximately $1.3 million, or 39%, from approximately $3.3 million for the three months ended March 31, 2023. This decrease was primarily due to the decreased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2024 was approximately $2.4 million, an increase of approximately 0.6 million, or 33% from approximately $1.8 million three months ended March 31, 2023 primarily due to an increase in the sales activity in the first quarter of 2024 as compared to the first quarter of 2023.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended March 31,
	2024	2023

Retail Electricity Segment
Total Revenues	$77,329	$82,827
Retail Cost of Revenues	49,131	80,830
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	9,287	(18,472)
Retail Gross Margin (1) — Electricity	$18,911	$20,469
Volumes — Electricity (MWhs)	504,307	456,277
Retail Gross Margin (2) — Electricity per MWh	$37.50	$44.86

Retail Natural Gas Segment
Total Revenues	$37,059	$52,298
Retail Cost of Revenues	19,203	36,611
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	1,659	(4,174)
Retail Gross Margin (1) — Gas	$16,197	$19,861
Volumes — Gas (MMBtus)	4,252,945	4,547,826
Retail Gross Margin (2) — Gas per MMBtu	$3.81	$4.37
(1) Reflects the Retail Gross Margin attributable to our Retail Electricity Segment or Retail Natural Gas Segment, as applicable. Retail Gross Margin is a non-GAAP financial measure. See “Non-GAAP Performance Measures” for a reconciliation of Retail Gross Margin to most directly comparable financial measures presented in accordance with GAAP.
(2) Reflects the Retail Gross Margin for the Retail Electricity Segment or Retail Natural Gas Segment, as applicable, divided by the total volumes in MWh or MMBtu, respectively.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Retail Electricity Segment
Total revenues for the Retail Electricity Segment for the three months ended March 31, 2024 were approximately $77.3 million, a decrease of approximately $5.5 million, or 7%, from approximately $82.8 million for the three months ended March 31, 2023. This decrease was largely due to lower electricity prices, which resulted in a decrease of $14.2 million, offset by an increase in electricity volumes of $8.7 million as a result of larger electricity customer book as compared to the first quarter of 2023.
Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2024 were approximately $49.1 million, a decrease of approximately $31.7 million, or 39%, from approximately $80.8 million for the three months ended March 31, 2023. This decrease was primarily due to a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a decrease of $27.8 million, a decrease in electricity costs, resulting in a decrease of $10.5 million, offset by higher volumes due to a larger electricity customer book, resulting in an increase of $6.6 million.

Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2024 was approximately $18.9 million, a decrease of approximately $1.6 million, or 8%, from approximately $20.5 million for the three months ended March 31, 2023, as indicated in the table below (in millions).

Change in volumes sold	$2.1
Change in unit margin per MWh	(3.7)
Change in retail electricity segment retail gross margin	$(1.6)

Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2024 were approximately $37.1 million, a decrease of approximately $15.2 million, or 29%, from approximately $52.3 million for the three months ended March 31, 2023. This decrease was attributable to lower natural gas prices, which decreased total revenues by $11.8 million and a decrease in natural gas volumes of $3.4 million due to smaller gas customer book as compared to the first quarter of 2023.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2024 were approximately $19.2 million, a decrease of $17.4 million, or 48%, from approximately $36.6 million for the three months ended March 31, 2023. This decrease was primarily due to lower natural gas costs, which resulted in a decrease of $9.5 million, a decrease in volumes sold resulting in a decrease of $2.1 million, and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a decrease of $5.8 million.

Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2024 was approximately $16.2 million, a decrease of approximately $3.7 million, or 22%, from approximately $19.9 million for the three months ended March 31, 2023, as indicated in the table below (in millions).

Change in volumes sold	$(1.3)
Change in unit margin per MMBtu	(2.4)
Change in retail natural gas segment retail gross margin	$(3.7)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our Senior Credit Facility. Our principal liquidity requirements are to meet our financial commitments, finance current operations, fund organic growth and/or acquisitions and service debt and pay dividends. Our liquidity requirements fluctuate with our level of customer acquisition costs, acquisitions, collateral posting requirements on our derivative instruments portfolio, distributions, the effects of the timing between the settlement of payables and receivables, including the effect of bad debts, weather conditions, and our general working capital needs for ongoing operations. Estimating our liquidity requirements is highly dependent on then-current market conditions, forward prices for natural gas and electricity, market volatility and our then existing capital structure and requirements.

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

Liquidity Position

The following table details our available liquidity as of March 31, 2024:

($ in thousands)	March 31, 2024
Cash and cash equivalents	$50,423
Senior Credit Facility Availability (1)	52,592
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$128,015
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2024.
(2) The availability of the Subordinated Facility is dependent on ’Mr. Maxwell’s discretion. See “—Sources of Liquidity —Subordinated Debt Facility.”

Borrowings and related posting of letters of credit under our Senior Credit Facility are subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy natural gas inventory requirements and to meet customer demands during periods of peak usage. Additionally, borrowings are subject to borrowing base and covenant restrictions.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$17,099	$13,060
Net cash used in investing activities	$(450)	$(374)
Net cash used in financing activities	$(8,821)	$(2,875)

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2024 increased by $4.0 million compared to the three months ended March 31, 2023. The increase was primarily the result of changes in working capital for the three months ended March 31, 2024.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $0.1 million for the three months ended March 31, 2024. The increase was primarily the result of increased capital spending during the three months ended March 31, 2024.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $5.9 million for the three months ended March 31, 2024, primarily due to an increase in net paydown of our Senior Credit Facility of $17.0 million, offset by a decrease in dividends paid to Class A common stockholders of $2.9 million, decrease in distributions to non-controlling unitholders of $3.6 million, and decrease in sub-debt paydown of $5.0 million during the three months ended March 31, 2024.

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

As of March 31, 2024, we had total commitments of $195.0 million under the Senior Credit Facility, of which $113.8 million was outstanding, including $22.8 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

As of March 31, 2024, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2024, we had availability to borrow up to $52.6 million under the Senior Credit Facility.

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

Although we may use the Subordinated Debt Facility from time to time to enhance short term liquidity, we do not view the Subordinated Debt Facility as a material source of liquidity. As of March 31, 2024, there was zero outstanding borrowings under the Subordinated Debt Facility, and availability to borrow up to $25.0 million under the Subordinated Debt Facility. See Note 9 "Debt" for further information regarding the extension of the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2025, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2024 was $91.0 million. The current variable interest rate on the facility at March 31, 2024 was 8.58%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2024 and 2023, we spent a total of $2.4 million and $1.8 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2024 and 2023 included $0.5 million and $0.4 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three months ended March 31, 2024 we paid $2.7 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2024, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2024. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three-Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

For the full year ended December 31, 2024, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $10.9 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2024.

On April 17, 2024, we declared a dividend in the amount of $0.76051 per share for the Series A Preferred Stock for the first quarter of 2024. Dividends on Series A Preferred Stock will be paid on July 15, 2024 to holders of record on July 1, 2024. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

In April, 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. In addition, the Merger Agreement restricts the payment of dividends on the Class A common stock.

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

Off-Balance Sheet Arrangements
As of March 31, 2024, we had no material “off-balance sheet arrangements.”

Related Party Transactions

For a discussion of related party transactions, see Note 13 “Transactions with Affiliates” to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Form 10-K. There have been no changes to these policies and estimates since the date of our 2023 Form 10-K.

Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to Part I, Item 1 of this Report for a discussion on recent accounting pronouncements.
Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, as of March 31, 2024, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $10.9 million and $(22.6) million for three months ended March 31, 2024 and 2023, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2023 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2024, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 462,951 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2024 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2024 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of March 31, 2024, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 338,777 MWhs. An increase of 10% in the forward market prices from their March 31, 2024 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.7 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2024 levels would have increased the fair market value of our non-trading energy derivatives by $1.7 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 60% and 55% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2024 and 2023, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.2% and 1.0%, for the three months ended March 31, 2024 and 2023, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2024 and 2023 was 0.8% and 1.9% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2024.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2024, approximately $1.6 million of our total exposure of $2.3 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2024.
Interest Rate Risk

We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.

At March 31, 2024, we were co-borrowers under the Senior Credit Facility, under which $91.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2024, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $0.9 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act. On April 17, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.76051 per share for the Series A Preferred Stock for the first quarter of 2024 for an aggregate amount of $2.7 million for the quarter. Based on the Series A Preferred Stock outstanding on March 31, 2024, a 1.0% increase in interest rates would have resulted in additional dividends of less than $0.2 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors under “Item 1A— Risk Factors” in our 2023 Form 10-K. There has been no material change in our risk factors from those described in the 2023 Form 10-K. Our description of risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.10^	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith
** Furnished herewith
^ The disclosure letters contemplated by this Agreement and Plan of Merger and the Exhibits to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request any omitted disclosure letters or exhibits to the Agreement and Plan of Merger.
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

Via Renewables, Inc.

May 2, 2024	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)