Form 10-Q
period 2024-06-30
Via Renewables, Inc.
filed 2024-08-01
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
        Yes ☐    No ☒

There were 3,323,329 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of July 30, 2024.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of Winter Storm Uri, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, the timing, availability, ability to pay and amount of cash dividends on our Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.

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
•risks related to our recently completed Merger (as defined below) including the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger Agreement or otherwise, the impact of the Merger on our operations and the amount of the costs, fees, expenses and charges related to Merger;
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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,557	$42,595
Restricted cash	2,332	—
Accounts receivable, net of allowance for credit losses of $3,684 at June 30, 2024 and $4,496 at December 31, 2023	49,085	63,246
Accounts receivable—affiliates	4,795	4,683
Inventory	2,016	3,124
Fair value of derivative assets, net	4,279	909
Customer acquisition costs, net	6,143	5,154
Customer relationships, net	571	342
Deposits	7,706	6,897
Renewable energy credit asset	17,856	25,456
Other current assets	8,071	6,567
Total current assets	156,411	158,973
Property and equipment, net	4,906	4,710
Fair value of derivative assets, net	503	91
Customer acquisition costs, net	2,438	1,835
Customer relationships, net	130	139
Deferred tax assets	11,078	15,282
Goodwill	120,343	120,343
Other assets	3,861	2,461
Total assets	$299,670	$303,834

Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$22,603	$29,524
Accounts payable—affiliates	269	472
Accrued liabilities	13,558	15,094
Renewable energy credit liability	13,341	15,706
Fair value of derivative liabilities, net	3,105	19,141
Other current liabilities	60	59
Total current liabilities	52,936	79,996
Long-term liabilities:
Fair value of derivative liabilities, net	47	54
Long-term portion of Senior Credit Facility	93,000	97,000
Total liabilities	145,983	177,050
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at June 30, 2024 and December 31, 2023	88,050	88,065

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,323,329 shares outstanding at June 30, 2024 and 3,261,620 shares issued and 3,232,701 shares outstanding at December 31, 2023	33	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	40	40

Additional paid-in capital	38,488	40,002
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	19,740	8,972
Treasury stock, at cost, 0 and 28,918 shares at June 30, 2024 and December 31, 2023	—	(2,406)
Total stockholders’ equity	58,261	46,600
Non-controlling interest in Spark HoldCo, LLC	7,376	(7,881)
Total equity	65,637	38,719
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$299,670	$303,834
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Retail revenues	$86,960	$92,621	$201,348	$227,746
Net asset optimization expense	(531)	(1,359)	(2,128)	(4,632)
Other revenue	267	137	1,532	137
Total Revenues	86,696	91,399	200,752	223,251
Operating Expenses:
Retail cost of revenues	42,997	45,926	111,959	163,367
General and administrative	20,862	16,713	38,195	33,938
Depreciation and amortization	2,210	1,994	4,250	5,330
Total Operating Expenses	66,069	64,633	154,404	202,635
Operating income	20,627	26,766	46,348	20,616
Other (expense):
Interest expense	(1,743)	(2,447)	(3,672)	(5,144)
Interest and other income	19	7	43	87
Total other expenses	(1,724)	(2,440)	(3,629)	(5,057)
Income before income tax expense	18,903	24,326	42,719	15,559
Income tax expense	3,208	5,240	7,960	3,244
Net income	$15,695	$19,086	$34,759	$12,315
Less: Net income attributable to non-controlling interests	8,071	11,105	18,568	4,521
Net income attributable to Via Renewables, Inc. stockholders	$7,624	$7,981	$16,191	$7,794
Less: Dividend on Series A Preferred Stock	2,713	2,640	5,423	5,184
Net income attributable to stockholders of Class A common stock	$4,911	$5,341	$10,768	$2,610

Net income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$1.51	$1.67	$3.32	$0.82
Diluted	$1.51	$1.67	$3.32	$0.82

Weighted average shares of Class A common stock outstanding
Basic	3,261	3,205	3,247	3,189
Diluted	3,261	3,205	3,247	3,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Six Months Ended June 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—	—	—	—	—	1,720	—	1,720	—	1,720
Restricted stock unit vesting	62		—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	16,191	16,191	18,568	34,759
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,495)	(4,495)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,423)	(5,423)	—	(5,423)
Treasury Shares	—	—	29	—	—	2,406	—	(2406)	—	—	—	—
Changes in ownership interest	—	—	—	—	—	—	—	(541)	—	(541)	541	—
Balance at June 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$38,488	$19,740	$58,261	$7,376	$65,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2024	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,726	$14,829	$53,181	$2,285	$55,466
Stock based compensation	—	—	—	—	—	—	—	1,234	—	1,234	—	1,234
Restricted stock unit vesting	62	—	—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	7,624	7,624	8,071	15,695
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,402)	(4,402)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,713)	(2,713)	—	(2,713)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Changes in Ownership Interest	—	—	—	—	—	—	—	(779)	—	(779)	779	—
Balance at June 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$38,488	$19,740	$58,261	$7,376	$65,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

Six Months Ended June 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—	—	—	—	—	1,294	—	1,294	—	1,294
Restricted stock unit vesting	45	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	7,794	7,794	4,521	12,315
Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,233)	(4,233)
Dividends paid to Class A common stockholders $0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(2,640)	(5,184)	—	(5,184)
Changes in ownership interest	—	—	—	—	—	—	—	(2)	—	(2)	2	—
Balance at June 30, 2023	3,260	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,559	$7,227	$43,412	$(13,944)	$29,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2023	3,215	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,244	$1,886	$37,756	$(24,553)	$13,203
Stock based compensation	—	—	—	—	—	—	—	613	—	613	—	613
Restricted stock unit vesting	45	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	7,981	7,981	11,105	19,086
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(608)	(608)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,640)	(2,640)	—	(2,640)
Changes in ownership interest	—	—	—	—	—	—	—	(112)	—	(112)	112	—
Balance at June 30, 2023	3,260	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,559	$7,227	$43,412	$(13,944)	$29,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$34,759	$12,315
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	4,250	5,330
Deferred income taxes	4,204	1,374
Stock based compensation	2,442	1,284
Amortization of deferred financing costs	518	413
Bad debt expense	1,321	1,888
Loss on derivatives, net	1,025	43,437
Current period cash settlements on derivatives, net	(23,192)	(36,667)
Other	123	71
Changes in assets and liabilities:
Decrease in accounts receivable	12,840	31,698
(Increase) decrease in accounts receivable—affiliates	(113)	1,228
Decrease in inventory	1,108	2,482
Increase in customer acquisition costs	(5,026)	(3,263)
Decrease in prepaid and other current assets	7,110	4,937
Increase in customer acquisition costs	(783)	—
(Increase) decrease in other assets	(1,599)	421
Decrease in accounts payable and accrued liabilities	(10,456)	(32,543)
(Decrease) increase in accounts payable—affiliates	(204)	567
Decrease in other current liabilities	—	(257)
Decrease in other non-current liabilities	—	(19)
Net cash provided by operating activities	28,327	34,696
Cash flows from investing activities:
Purchases of property and equipment	(730)	(775)
Net cash used in investing activities	(730)	(775)
Cash flows from financing activities:
Borrowings on notes payable	253,000	153,000
Payments on notes payable	(257,000)	(148,000)
Net paydown on subordinated debt facility	—	(15,000)
Restricted stock vesting	(1,013)	(186)
Contribution for cash settlement of merger	643	—
Payment of dividends to Class A common stockholders	—	(2,874)
Payment of distributions to non-controlling unitholders	(4,495)	(4,233)
Payment of Preferred Stock dividends	(5,438)	(4,920)
Net cash used in financing activities	(14,303)	(22,213)
Increase in Cash, cash equivalents and Restricted cash	13,294	11,708
Cash, cash equivalents and Restricted cash—beginning of period	42,595	35,351
Cash, cash equivalents and Restricted cash—end of period	$55,889	$47,059
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$31	$(4)
Cash paid during the period for:
Interest	$3,919	$4,641
Taxes	$7,329	$2,218
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

Relationship with our Founder, Sole Common Stock Shareholder, and Chief Executive Officer

W. Keith Maxwell, III is the Chief Executive Officer, a director, and the owner of all of the voting power of our common stock through his ownership of Retailco, LLC (“Retailco”). Retailco is a wholly owned subsidiary of TxEx Energy Investments, LLC (“TxEx”), which is wholly owned by Mr. Maxwell.

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

On June 13, 2024, we consummated the previously announced merger contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 29, 2023, by and among the Company, Retailco, and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco (“Merger Sub”), pursuant to which Merger Sub was merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. As a result, each share of Class A common stock was converted into the right to receive $11.00 per share at the closing of the Merger (other than certain dissenting shares). As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

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

The Company considers the applicability and impact of all ASUs. New ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial statements.

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

	Reportable Segments
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$21,271	$1,572	$22,843	$26,262	$1,154	$27,416
Mid-Atlantic	27,514	5,912	33,426	24,181	5,929	30,110
Midwest	6,518	2,107	8,625	6,819	2,515	9,334
Southwest	15,845	6,221	22,066	17,503	8,258	25,761
	$71,148	$15,812	$86,960	$74,765	$17,856	$92,621

Customer type
Commercial	$9,989	$11,304	$21,293	$9,353	$11,765	$21,118
Residential	56,956	8,703	65,659	63,420	12,472	75,892
Unbilled revenue (b)	4,203	(4,195)	8	1,992	(6,381)	(4,389)
	$71,148	$15,812	$86,960	$74,765	$17,856	$92,621

Customer credit risk
POR	$44,080	$7,177	$51,257	$42,080	$7,300	$49,380
Non-POR	27,068	8,635	35,703	32,685	10,556	43,241
	$71,148	$15,812	$86,960	$74,765	$17,856	$92,621

	Reportable Segments
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments
Primary markets (a)
New England	$48,610	$6,197	$54,807	$59,149	$5,067	$64,216
Mid-Atlantic	58,213	21,167	79,380	51,690	25,275	76,965
Midwest	13,827	9,478	23,305	14,958	12,320	27,278
Southwest	27,827	16,029	43,856	31,795	27,492	59,287
	$148,477	$52,871	$201,348	$157,592	$70,154	$227,746

Customer type
Commercial	$21,354	$32,018	$53,372	$19,646	$40,444	$60,090
Residential	127,904	27,344	155,248	140,657	43,747	184,404
Unbilled revenue (b)	(781)	(6,491)	(7,272)	(2,711)	(14,037)	(16,748)
	$148,477	$52,871	$201,348	$157,592	$70,154	$227,746

Customer credit risk
POR	$94,369	$26,646	$121,015	$91,223	$32,354	$123,577
Non-POR	54,108	26,225	80,333	66,369	37,800	104,169
	$148,477	$52,871	$201,348	$157,592	$70,154	$227,746

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

(c) Retail Electricity includes Services.

Reconciliation to Condensed Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Reportable Segments Revenue	$86,960	$92,621	$201,348	$227,746
Net asset optimization expense	(531)	(1,359)	(2,128)	(4,632)
Other Revenue	267	137	1,532	137
Total Revenues	$86,696	$91,399	$200,752	$223,251

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended June 30, 2024 and 2023, our retail revenues included gross receipts taxes of $0.2 million and $0.2 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.3 million and $1.3 million, respectively. During the six months ended June 30, 2024 and 2023, our retail revenues included gross receipt taxes of $0.6 million and $0.5 million, respectively, and our retail cost of revenues included gross receipts taxes of $2.7 million and $2.6 million, respectively.

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

A rollforward of our allowance for credit losses for the six months ended June 30, 2024 are presented in the table below (in thousands):

Balance at December 31, 2023	$(4,496)
Current period credit loss provision	(1,321)
Write-offs	2,191
Recovery of previous write-offs	(58)
Balance at June 30, 2024	$(3,684)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of Mr. Maxwell and majority shareholder holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at June 30, 2024 and December 31, 2023, respectively.

	The Company	Affiliated Owners
June 30, 2024	45.38%	54.62%
December 31, 2023	44.92%	55.08%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income before taxes allocated to non-controlling interest	$8,860	$11,957	$20,220	$5,623
Less: Income tax expense allocated to non-controlling interest	789	852	1,652	1,102
Net income attributable to non-controlling interests	$8,071	$11,105	$18,568	$4,521

Class A Common Stock and Class B Common Stock

Holders of the Company’s Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

As a result of the Merger, on June 13, 2024, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

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

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. During the three and six months ended June 30, 2024, we did not pay dividends to the holders of the Company’s Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the three and six months ended June 30, 2023, Spark HoldCo made corresponding distributions of zero and $3.6 million to our non-controlling interest holders, respectively.

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

The following table presents the computation of basic and diluted income per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Via Renewables, Inc. stockholders	$7,624	$7,981	$16,191	$7,794
Less: Dividend on Series A Preferred Stock	2,713	2,640	5,423	5,184
Net income attributable to stockholders of Class A common stock	$4,911	$5,341	$10,768	$2,610

Basic weighted average Class A common shares outstanding	3,261	3,205	3,247	3,189
Basic income per share attributable to stockholders	$1.51	$1.67	$3.32	$0.82

Net income attributable to stockholders of Class A common stock	$4,911	$5,341	$10,768	$2,610
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income attributable to stockholders of Class A common stock	$4,911	$5,341	$10,768	$2,610

Basic weighted average Class A common shares outstanding	3,261	3,205	3,247	3,189
Effect of dilutive Class B common stock	—	—	—	—
Diluted weighted average shares outstanding	3,261	3,205	3,247	3,189

Diluted income per share attributable to stockholders	$1.51	$1.67	$3.32	$0.82

The computation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, respectively, excludes 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo’s operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,308	$42,062
Accounts receivable	48,942	62,548
Other current assets	50,045	50,650
Total current assets	152,295	155,260
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,374	11,351
Total non-current assets	133,717	131,694
Total Assets	$286,012	$286,954

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$35,597	$44,201
Other current liabilities	55,865	71,994
Total current liabilities	91,462	116,195
Long-term liabilities:
Long-term portion of Senior Credit Facility	93,000	97,000
Subordinated debt — affiliate	—	—
Other long-term liabilities	47	54
Total long-term liabilities	93,047	97,054
Total Liabilities	$184,509	$213,249

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

As a result of the Merger, holders of the Company’s Series A Preferred Stock were provided an optional limited change of control conversion right (the “Conversion Right”), available at the option of the holder, for $8.07 per share in cash. On June 27, 2024, the Company provided notice to the holders of the Series A Preferred Stock of the Conversion Right. Holders of the Series A Preferred Stock were entitled to exercise the Conversion Right through July 26, 2024.

During the three and six months ended June 30, 2024, we paid $2.7 million and $5.4 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2024, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 15, 2024.

A summary of our preferred equity balance for the six months ended June 30, 2024 is as follows:

(In thousands)
Balance at December 31, 2023	$88,065
Accumulated dividends on Series A Preferred Stock	(15)
Balance at June 30, 2024	$88,050

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

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2024 and December 31, 2023, we offset $2.0 million and $5.2 million, respectively, in collateral to net against the related derivative liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	June 30, 2024	December 31, 2023
Natural Gas	MMBtu	4,823	6,254
Electricity	MWh	1,035	1,029
Trading

Commodity	Notional	June 30, 2024	December 31, 2023
Natural Gas	MMBtu	443	1,016
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) on non-trading derivatives, net	$3,160	$(40)	$(1,136)	$(42,809)
Gain (loss) on trading derivatives, net	20	(627)	111	(628)
Gain (loss) on derivatives, net	$3,180	$(667)	$(1,025)	$(43,437)
Current period settlements on non-trading derivatives	7,683	16,146	22,925	36,269
Current period settlements on trading derivatives	84	384	267	398
Total current period settlements on derivatives	$7,767	$16,530	$23,192	$36,667

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

Fair Value of Derivative Instruments

The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	June 30, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$7,125	$(3,291)	$3,834	$—	$3,834
Trading commodity derivatives	684	(239)	445	—	445
Total Current Derivative Assets	7,809	(3,530)	4,279	—	4,279
Non-trading commodity derivatives	852	(349)	503	—	503
Total Non-current Derivative Assets	852	(349)	503	—	503
Total Derivative Assets	$8,661	$(3,879)	$4,782	$—	$4,782

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(7,893)	$3,150	$(4,743)	$1,881	$(2,862)
Trading commodity derivatives	(426)	183	(243)	—	(243)
Total Current Derivative Liabilities	(8,319)	3,333	(4,986)	1,881	(3,105)
Non-trading commodity derivatives	(453)	275	(178)	131	(47)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(453)	275	(178)	131	(47)
Total Derivative Liabilities	$(8,772)	$3,608	$(5,164)	$2,012	$(3,152)

	December 31, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,926	$(1,046)	$880	$—	$880
Trading commodity derivatives	64	(35)	29	—	29
Total Current Derivative Assets	1,990	(1,081)	909	—	909
Non-trading commodity derivatives	173	(82)	91	—	91
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	173	(82)	91	—	91
Total Derivative Assets	$2,163	$(1,163)	$1,000	$—	$1,000

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(29,730)	$6,077	$(23,653)	$4,679	$(18,974)
Trading commodity derivatives	(173)	6	(167)	—	(167)
Total Current Derivative Liabilities	(29,903)	6,083	(23,820)	4,679	(19,141)
Non-trading commodity derivatives	(672)	115	(557)	503	(54)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(672)	115	(557)	503	(54)
Total Derivative Liabilities	$(30,575)	$6,198	$(24,377)	$5,182	$(19,195)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	June 30, 2024	December 31, 2023
Information technology	2 – 5	$7,324	$6,983
Total		7,324	6,983
Accumulated depreciation		(2,418)	(2,273)
Property and equipment—net		$4,906	$4,710

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30, 2024 and December 31, 2023, information technology includes $1.6 million and $1.5 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.3 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	June 30, 2024	December 31, 2023
Goodwill	$120,343	$120,343
Customer relationships—Acquired	$—	$—
Customer relationships—Other
Cost	$1,360	$968
Accumulated amortization	(659)	(487)
Customer relationships—Other, net	$701	$481
Cost	$4,040	$4,040
Accumulated amortization	(1,818)	(1,616)
Trademarks, net	$2,222	$2,424

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2023	$120,343	$481	$2,424
Additions	—	391	—
Amortization	—	(171)	(202)
Balance at June 30, 2024	$120,343	$701	$2,222

Estimated future amortization expense for customer relationships and trademarks at June 30, 2024 is as follows (in thousands):

Year ending December 31,
2024 (remaining six months)	$504
2025	803
2026	404
2027	404
2028	404
> 5 years	404
Total	$2,923

9. Debt
Debt consists of the following amounts as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Long-term debt:
Senior Credit Facility (1) (2)	$93,000	$97,000
Subordinated Debt	—	—
Total long-term debt	93,000	97,000
Total debt	$93,000	$97,000
(1) As of June 30, 2024 and December 31, 2023, the weighted average interest rate on the Senior Credit Facility was 8.59% and 8.60%, respectively.
(2) As of June 30, 2024 and December 31, 2023, we had $23.8 million and $24.3 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $2.0 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively. Of these amounts, $0.7 million and $0.8 million are recorded in other current assets, and $1.3 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Senior Credit Facility	$1,094	$1,734	$2,429	$3,801
Letters of credit fees and commitment fees	337	461	721	864
Amortization of deferred financing costs	312	207	518	413
Other	—	45	4	66
Interest Expense	$1,743	$2,447	$3,672	$5,144

Senior Credit Facility

The Company and Spark Holdco (“Spark Holdco”, and together with certain subsidiaries of the Company and Spark Holdco, the “Co-Borrowers”) maintain a senior secured borrowing base credit facility with Woodforest National Bank, as administrative agent (the “Agent”), swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto as lenders. As further described below, on June 28, 2024, the Company entered into the First Amendment (the "First Amendment") to its senior credit facility (as amended by the First Amendment, the “Senior Credit Facility”). The Senior Credit Facility matures on June 30, 2027 and has a borrowing capacity of $205.0 million. As a result of the First Amendment to the Credit Agreement, we wrote off $0.1 million in deferred financing costs.

Borrowings under the Senior Credit Facility are available for working capital loans, loans to fund acquisitions, swingline loans, letters of credit and, following the First Amendment, for repurchases of Series A Preferred Stock (subject to the terms and conditions therein).

Borrowings under the Senior Credit Facility bear interest at the following rates depending on the classification of the borrowing and provided further that at no time shall the interest rate be less than four percent (4.0%) per annum:

•The Base Rate (a rate per annum equal to the greatest of (a) the prime rate, (b) the Federal Funds Rate plus ½ of 1% and (c) Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.0%, provided, that the Base Rate shall not at any time be less than 0%), plus an applicable margin of 2.25% to

3.50% depending on the type of borrowing and the average outstanding amount of loans and letters of credit under the Senior Credit Facility at the end of the prior fiscal quarter;

•The Term SOFR (a rate equal to the forward looking secured overnight financing rate published by the SOFR administrator on the website of the Federal Reserve Bank of New York or any successor source with either a comparable tenor (for any calculation with respect to a SOFR loan) or a one month tenor (for any calculation with respect to a Base Rate loan)), plus an applicable margin of 3.25% to 4.50% depending on the type of borrowing and the average outstanding amount of loans and letters of credit under the Senior Credit Facility at the end of the prior fiscal quarter; or

•The Daily Simple SOFR (a rate equal to the forward looking secured overnight financing rate published by the SOFR administrator on the website of the Federal Reserve Bank of New York or any successor source and applied on a daily basis by the Agent in accordance with rate recommendations for daily loans), plus an applicable margin of 3.25% to 4.50% depending on the type of borrowing and the average outstanding amount of loans and letters of credit under the Senior Credit Facility at the end of the prior fiscal quarter, plus a liquidity premium added by the Agent to each borrowing.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of June 30, 2024 was 1.71 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of June 30, 2024 was 1.91 to 1.00.

The First Amendment eliminated the Maximum Senior Secured Leverage Ratio covenant and amended the Maximum Total Leverage Ratio covenant to no more than 3.00 to 1.00 from no more than 2.50 to 1.00.

As of June 30, 2024, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

The Senior Credit Facility contains various customary affirmative covenants that require, among other things, the Company to maintain insurance, pay its obligations and comply with law. The Senior Credit Facility also contains customary negative covenants that limit the Company’s ability to, among other things, incur certain additional indebtedness, grant certain liens, engage in certain asset dispositions, merge or consolidate, make certain payments, distributions and dividends, investments, acquisitions or loans, materially modify certain agreements, and enter into transactions with affiliates.

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

The Company is entitled to pay cash dividends so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit do not exceed the borrowing base limits.

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

Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility allows the Company to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. In connection with entering into the First Amendment to the Credit Agreement, the Company entered into an amended and restated subordinated promissory note with Spark HoldCo and Retailco, which extends the maturity date of the note to January 31, 2028.

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

As of June 30, 2024, and December 31, 2023, there were zero outstanding borrowings under the Subordinated Debt Facility.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Non-trading commodity derivative assets	$—	$4,337	$—	$4,337
Trading commodity derivative assets	—	445	—	445
Total commodity derivative assets	$—	$4,782	$—	$4,782
Non-trading commodity derivative liabilities	$—	$(2,909)	$—	$(2,909)
Trading commodity derivative liabilities	—	(243)	—	(243)
Total commodity derivative liabilities	$—	$(3,152)	$—	$(3,152)

	Level 1	Level 2	Level 3	Total
December 31, 2023
Non-trading commodity derivative assets	$—	$971	$—	$971
Trading commodity derivative assets	—	29	—	29
Total commodity derivative assets	$—	$1,000	$—	$1,000
Non-trading commodity derivative liabilities	$—	$(19,028)	$—	$(19,028)
Trading commodity derivative liabilities	—	(167)	—	(167)
Total commodity derivative liabilities	$—	$(19,195)	$—	$(19,195)

We had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2024 and the year ended December 31, 2023.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of June 30, 2024 and December 31, 2023, the credit risk valuation adjustment was a reduction of derivative liabilities, net of less than $0.1 million and $0.3 million, respectively.

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

As of June 30, 2024, we had a net deferred tax asset of $11.1 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended June 30, 2024 and 2023 was 17.0% and 21.5%, respectively. The effective U.S. federal and state income tax rate for the six months ended June 30, 2024 and 2023 was 18.6% and 20.8%, respectively. The effective tax rate for three and six months ended June 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.

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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action, was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. The Company is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

On December 18, 2023, Foote v. Electricity N.H., LLC (“ENH”), a purported Telephone Consumer Protection Act (the “TCPA”) class action, was filed in the United States District Court for the District of New Hampshire. Plaintiff claims that calls made to her violated the TCPA. Plaintiff purports to assert claims on her own behalf and a putative class of individuals to whom calls using a prerecorded or artificial voice message regarding ENH’s services were placed during the period of September 1, 2019, through September 1, 2023. ENH only operates in New Hampshire and no other states. The Company denies Plaintiff’s allegations and intends to vigorously defend against her claims.

Corporate Matter Lawsuits

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

On July 19, 2024, Joshua Amburgey, a purported stockholder of the Company at the time of the Merger, filed a verified class action complaint, Joshua Amburgey, on behalf of himself and all others similarly situated v. Via Renewables, Inc., et al., Case No. 2024-0762-KSJM (Del. Ch.) (the “Amburgey Action”) in the Court of Chancery of the State of Delaware (“Delaware Court”) against the Company and Amanda E. Bush, Stephen Kennedy and Kenneth Hartwick in their capacities as members of the Company’s Special Transaction Committee of the Board of Directors (“Special Committee”), as well as Mr. Maxwell, Retailco, LLC, TxEx Energy Investments, LLC, Electric Holdco, LLC, NuDevco Retail Holdings, LLC and NuDevco Retail, LLC. Plaintiff alleges that the defendants breached their fiduciary duties owed to the Company’s public stockholders in connection with the Merger.

On July 25, 2024, Bruce Taylor, a purported stockholder of the Company at the time of the Merger, filed a verified class action complaint, Bruce Taylor v. W. Keith Maxwell III, et al., Case No. 2024-0794 (Del. Ch.) (the “Taylor Action”) in the Delaware Court against the Special Committee, and Mike Barajas, in his capacity as the Company’s Chief Financial Officer, as well as Mr. Maxwell in his capacity as controlling stockholder of the Company. Plaintiff alleges that the defendants breached their fiduciary duties and participated in the provision of a materially untrue and misleading proxy statement to Company’s minority stockholders in connection with the Merger.

On May 22, 2024, Michael Stutzman, a purported stockholder of the Company that previously delivered a Records Request, filed a complaint, Michael Stutzman v. Via Renewables, Inc., Case No. 2024-0545-LM (Del. Ch.) (the “220 Complaint”) in the Delaware Court against the Company. The 220 Complaint seeks to compel the inspection of certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law relevant to the Merger.

Regulatory Matters

Many state regulators have increased scrutiny on retail energy providers, across all industry providers. We are subject to regular regulatory inquiries, license renewal reviews, and preliminary investigations in the ordinary course of our business. Below is a summary of our currently pending material state regulatory matters. The following state regulatory matters are in various stages and are subject to substantial uncertainties concerning the outcome of material factual and legal issues. Accordingly, we cannot currently predict the manner and timing of the resolution of these state regulatory matters or estimate a range of possible losses or a minimum loss that could result from an adverse action, unless expressly indicated below. Management does not currently expect that any currently pending state regulatory matters will have a material adverse effect on our financial position or results of operations.

Connecticut. On May 21, 2024, the Connecticut Public Utility Regulatory (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty (“NOV”) to Major Energy in which PURA stated it had reason to believe that one of Major Energy’s on-line vendors violated certain Electric Supplier Laws and Aggregator Rulings. The Company worked cooperatively with PURA and has finalized a full and final settlement for $2.0 million, to be paid in three installments to the Connecticut electric distribution companies as a donation to reduce Connecticut residential hardship customer arrearages. The settlement was approved by PURA in mid-July 2024 (and accrued as of June 30, 2024).

Maine. On February 9, 2023, Maine Commission’s Consumer Assistance and Safety Division (“Advocacy Staff”) filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether the Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023 (Docket No. 2023-00024). The Company met with Advocacy Staff over the course of several months to address concerns. As a result, the Company and the Advocacy Staff have agreed to a settlement in principle pursuant to which customers would receive certain limited refunds on their energy bill. This settlement is pending, and the Maine Commission is required to approve the settlement. The Commission did not approve the settlement and the Company is working with Advocacy Staff to have the settlement offer reviewed further and approved. The Company is working with the Commission and believes this matter will not have a material impact on the Company.

Illinois. On July 26, 2023, Spark Energy, LLC received a demand letter from a law firm representing the Office of the Illinois Attorney General alleging that Spark Energy, LLC’s marketing and sales practices may have not been in compliance with Illinois law. The letter offered, in the interest of efficiency and minimizing litigation costs, a settlement demand to resolve the matter. The Company has agreed to engage in mediation with the law firm to try to resolve this matter. Mediation is set for August 2024. The Company is voluntarily working with the firm, however, if settlement is unsuccessful, the Attorney General could commence a lawsuit in Illinois against Spark Energy, LLC.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2020 to 2024 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of June 30, 2024 and December 31, 2023, we had accrued $9.3 million and $6.3 million, respectively, related to litigation and regulatory matters and $0.7 million and $0.7 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	June 30, 2024	December 31, 2023
Assets
Accounts Receivable - affiliates	$4,795	$4,683
Total Assets - affiliates	$4,795	$4,683

	June 30, 2024	December 31, 2023
Liabilities
Accounts Payable - affiliates	$269	$472
Subordinated Debt - affiliates (1)	—	—
Total Liabilities - affiliates	$269	$472

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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue NAO - affiliates	$126	$333	$608	$2,617
Less: Cost of Revenue NAO - affiliates	—	—	1	332
Net NAO - affiliates	$126	$333	$607	$2,285

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was ($4.5 million) and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The total net amount direct billed and allocated to/(from) affiliates was ($4.1 million) and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. The Company would have incurred incremental costs of $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $0.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended June 30, 2024 and 2023, Spark HoldCo made distributions to affiliates of Mr. Maxwell of zero for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended June 30, 2024 and 2023, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $4.4 million and $0.6 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the six months ended June 30, 2024 and 2023, Spark HoldCo made distributions to affiliates of Mr. Maxwell of zero and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the six months ended June 30, 2024 and 2023, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $4.5 million and $0.6 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

On June 13, 2024, we consummated the previously announced Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. For a more detailed description of the Merger, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). The total payout for the settlement of restricted stock units was $0.6 million, which was paid by Retailco. This was recorded as contribution from non-controlling interest for the three and six months ended June 30, 2024.

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

For the three months ended June 30, 2024 and 2023, we recorded asset optimization revenues of $3.2 million and $2.9 million and asset optimization cost of revenues of $3.7 million and $4.3 million, respectively, and for the six months ended June 30, 2024 and 2023, we recorded asset optimization revenues of $14.7 million and $14.4 million and asset optimization cost of revenues of $16.8 million and $19.0 million, respectively, which are presented on a net basis in asset optimization revenues.

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

Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$86,696	$91,399	$200,752	$223,251
Less:
Retail cost of revenues	42,997	45,926	111,959	163,367
Gross Profit	$43,699	$45,473	$88,793	$59,884
Less:
Net asset optimization expense	(531)	(1,359)	(2,128)	(4,632)
Net, gain (loss) on non-trading derivative instruments	3,160	(40)	(1,136)	(42,809)
Net, Cash settlements on non-trading derivative instruments	7,683	16,146	22,925	36,269
Retail Gross Margin	$33,387	$30,726	$69,132	$71,056

Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2024
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$71,148	$15,812	$(264)	$—	$86,696
Retail cost of revenues	37,127	5,663	207	—	42,997
Gross Profit (Loss)	$34,021	$10,149	$(471)	$—	$43,699
Less:
Net asset optimization expense	—	—	(531)	—	(531)
Net, loss on non-trading derivative instruments	2,607	553	—	—	3,160
Current period settlements on non-trading derivatives	6,103	1,580	—	—	7,683
Retail Gross Margin	$25,311	$8,016	$60	$—	$33,387
Total Assets at June 30, 2024	$1,742,416	$82,340	$302,803	$(1,827,889)	$299,670
Goodwill at June 30, 2024	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended June 30, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$74,765	$17,856	$(1,222)	$—	$91,399
Retail cost of revenues	37,612	8,263	51	—	45,926
Gross Profit (Loss)	$37,153	$9,593	$(1,273)	$—	$45,473
Less:
Net asset optimization expense	—	—	(1,359)	—	(1,359)
Net, gain (loss) on non-trading derivative instruments	254	(294)	—	—	(40)
Current period settlements on non-trading derivatives	13,905	2,241	—	—	16,146
Retail Gross Margin	$22,994	$7,646	$86	$—	$30,726
Total Assets at December 31, 2023	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill at December 31, 2023	$117,813	$2,530	$—	$—	$120,343

Six Months Ended June 30, 2024
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$148,477	$52,871	$(596)	$—	$200,752
Retail cost of revenues	86,258	24,866	835	—	111,959
Gross Profit (Loss)	$62,219	$28,005	$(1,431)	$—	$88,793
Less:
Net asset optimization expense	—	—	(2,128)	—	(2,128)
Net, (loss) gain on non-trading derivatives	(1,229)	93	—	—	(1,136)
Current period settlements on non-trading derivatives	19,226	3,699	—	—	22,925
Retail Gross Margin	$44,222	$24,213	$697	$—	$69,132
Total Assets at June 30, 2024	$1,742,416	$82,340	$302,803	$(1,827,889)	$299,670
Goodwill at June 30, 2024	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Six Months Ended June 30, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$157,592	$70,154	$(4,495)	$—	$223,251
Retail cost of revenues	118,442	44,874	51	—	163,367
Gross Profit (Loss)	$39,150	$25,280	$(4,546)	$—	$59,884
Less:
Net asset optimization expense	—	—	(4,632)	—	(4,632)
Net, loss on non-trading derivatives	(35,841)	(6,968)	—	—	(42,809)
Current period settlements on non-trading derivatives	31,528	4,741	—	—	36,269
Retail Gross Margin	$43,463	$27,507	$86	$—	$71,056
Total Assets at December 31, 2023	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill at December 31, 2023	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and are located in our existing markets. During the six months ended June 30, 2024, approximately 3,600 RCEs were transferred.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of June 30, 2024, the balance in the escrow account was $2.3 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

16. Stock Compensation

Restricted Stock Units

We maintained a Long-Term Incentive Plan ("LTIP") for employees, consultants and directors of the Company and its affiliates who perform services for the Company. The purpose of the LTIP was to provide a means to attract and retain individuals to serve as directors, employees and consultants who provided services to the Company by affording such individuals a means to acquire and maintain ownership of awards, the value of which was tied to the performance of the Company’s Class A common stock. The LTIP provided for grants of cash payments, stock options, stock appreciation rights, restricted stock or units, bonus stock, dividend equivalents, and other stock-based awards with the total number of shares of stock available for issuance under the LTIP not to exceed 2,750,000 shares.

Restricted stock units were granted to our officers, employees, non-employee directors and certain employees of our affiliates who performed services for the Company and vested over approximately one year for non-employee directors and ratably over approximately one to four years for officers, employees, and employees of affiliates, with the initial vesting date occurring in May of the subsequent year.

Merger and Delisting of Class A Common Stock

On June 13, 2024, we consummated the previously announced Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ. For a more detailed description of the Merger, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). The total payout for the settlement of restricted stock units was $0.6 million, which was paid by Retailco. This was recorded as contribution from non-controlling interest.

Total stock-based compensation expense for the six months ended June 30, 2024 was $2.4 million, of which $1.7 million was recorded as accelerated expense due to conversion as a result of merger transaction.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company were classified as equity awards. The fair value of the equity classified restricted stock units was based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $2.3 million for the six months ended June 30, 2024, of which $1.6 million was recorded as accelerated expense due to conversion as a result of the Merger. This expense was recorded in general and administrative expense with a corresponding increase to additional paid in capital. The following table summarizes equity classified restricted stock unit activity for the six months ended June 30, 2024.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	136	$23.21
Granted	16	11.00
Dividend reinvestment issuances	—	—
Vested	(88)	10.96
Forfeited	(64)	11.00
Unvested at June 30, 2024	—	$—

For the six months ended June 30, 2024, 88,004 restricted stock units vested, with 33,883 shares of Class A common stock distributed to the holders of these units and 54,121 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of June 30, 2024, there was zero unrecognized compensation cost related to the Company’s equity classified restricted stock units.

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

The CIC RSUs vested upon complete of the Merger. The equity classified restricted stock unit table above includes 16,465 CIC RSUs as the conditions for Change in Control was met. The Company recognized $0.2 million stock compensation accelerated expense related to the CIC RSUs during the six months ended June 30, 2024.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards as the awards are either to a) non-employee directors that allow for net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $0.1 million for the six months ended June 30, 2024, of which less than $0.1 million was recorded as accelerated expense due to conversion as a result of Merger. The following table summarizes liability classified restricted stock unit activity for the six months ended June 30, 2024.

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2023	17	$9.4
Granted	—	—
Dividend reinvestment issuances	—	—
Vested	(8)	10.96
Forfeited	(9)	11.00
Unvested at June 30, 2024	—	$—

For the six months ended June 30, 2024, 7,588 restricted stock units vested, with 7,588 shares of Class A common stock distributed to the holders of these units and zero shares of Class A shares withheld by the Company to cover taxes owed on the vesting of such units. As of June 30, 2024, there was zero unrecognized compensation cost related to the Company’s liability classified restricted stock units.

17. Subsequent Events

Declaration of Dividends

On July 17, 2024, we declared a quarterly cash dividend in the amount of $0.75881 per share to holders of record of the Series A Preferred Stock on October 1, 2024. The dividend will be paid on October 15, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2023 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024. Results of operations and cash flows for the three and six months ended June 30, 2024 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2024, we operated in 105 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2024 and 2023, approximately 82% and 81%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2024 and 2023, approximately 18% and 19%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Merger and Delisting of Class A Common Stock

On June 13, 2024, we consummated the previously announced Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ. For a more detailed description of the Merger, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Optional Limited Change of Control Conversion Right for Series A Preferred Stock

As a result of the Merger, holders of the Company’s Series A Preferred Stock were provided an optional limited Conversion Right, available at the option of the holder, for $8.07 per share in cash. On June 27, 2024, the Company provided notice to the holders of the Series A Preferred Stock of the Conversion Right. Holders of the Series A Preferred Stock were entitled to exercise the Conversion Right through July 26, 2024.

First Amendment to Senior Credit Facility

On June 28, 2024, we entered into the First Amendment (the “First Amendment”) to our senior credit facility (as amended by the First Amendment, the “Senior Credit Facility”). The First Amendment, among other things, increased the borrowing capacity to $205.0 million and extended the maturity date to June 30, 2027. For a more detailed description of the Senior Credit Facility, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three and six months ended June 30, 2024:

RCEs:

RCEs:
(In thousands)	March 31, 2024	Additions	Attrition	June 30, 2024	% Increase (Decrease)
Retail Electricity	220	25	27	218	(1)%
Retail Natural Gas	118	10	8	120	2%
Total Retail	338	35	35	338	—%

RCEs:
(In thousands)	December 31, 2023	Additions	Attrition	June 30, 2024	% Increase (Decrease)
Retail Electricity	217	57	56	218	—%
Retail Natural Gas	118	19	17	120	2%
Total Retail	335	76	73	338	1%

The following table details our count of RCEs by geographical location as of June 30, 2024:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	61	28%	12	10%	73	22%
Mid-Atlantic	102	47%	52	43%	154	46%
Midwest	19	9%	23	19%	42	12%
Southwest	36	16%	33	28%	69	20%
Total	218	100%	120	100%	338	100%

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

During the three months ended June 30, 2024, we added approximately 31,400 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in the second quarter of 2024, and are located in our existing markets. During the three months ended June 30, 2024, we added 3,600 RCEs as a result of the asset purchase agreement. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2024.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended June 30, 2024 and 2023 was 3.4% and 3.1%, respectively. Our customer attrition was consistent with the prior year.

Customer Credit Risk

Our credit loss expense for the three months ended June 30, 2024 and 2023 was 2.1% and 2.4%, respectively, and our credit loss expense for the six months ended June 30, 2024 and 2023 was 1.4% and 2.1% respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets and focused on collection efforts, we have experienced a decrease in credit loss expense during the three months ended June 30, 2024.

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

Net asset optimization resulted in a loss of $0.5 million and a loss of $1.4 million for the three months ended June 30, 2024 and three months ended June 30, 2023, respectively. Net asset optimization resulted in a loss of $2.1 million and a loss of $4.6 million for the six months ended June 30, 2024 and six months ended June 30, 2023, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA (1)	$12,363	$12,013	$27,431	$30,824
Retail Gross Margin	$33,387	$30,726	$69,132	$71,056
(1) Adjusted EBITDA for three and six months ended June 30, 2024 includes an add back of $1.1 million and $1.5 million, respectively, related to merger agreement expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net income:
Net income	$15,695	$19,086	$34,759	$12,315
Depreciation and amortization	2,210	1,994	4,250	5,330
Interest expense	1,743	2,447	3,672	5,144
Income tax expense	3,208	5,240	7,960	3,244
EBITDA	22,856	28,767	50,641	26,033
Less:
Net, gain (loss) on derivative instruments	3,180	(667)	(1,025)	(43,437)
Net cash settlements on derivative instruments	7,767	16,530	23,192	36,667
Customer acquisition costs	2,582	1,490	5,026	3,263
Plus:
Non-cash compensation expense	1,928	599	2,442	1,284
Merger agreement expense	1,108	—	1,541	—
Adjusted EBITDA	$12,363	$12,013	$27,431	$30,824
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$11,228	$21,636	$28,327	$34,696
Amortization of deferred financing costs	(312)	(207)	(518)	(413)
Bad debt expense	(1,017)	(933)	(1,321)	(1,888)
Interest expense	1,743	2,447	3,672	5,144
Income tax expense	3,208	5,240	7,960	3,244
Merger agreement expense	1,108	—	1,541	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(12,564)	(23,788)	(19,837)	(37,863)
Inventory	653	1,367	(1,108)	(2,482)
Accounts payable and accrued liabilities	8,444	10,646	10,660	32,233
Other	(128)	(4,395)	(1,945)	(1,847)
Adjusted EBITDA	$12,363	$12,013	$27,431	$30,824
Cash Flow Data:
Net cash provided by operating activities	$11,228	$21,636	$28,327	$34,696
Net cash used in investing activities	$(280)	$(401)	$(730)	$(775)
Net cash used in financing activities	$(5,482)	$(19,338)	$(14,303)	$(22,213)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$86,696	$91,399	$200,752	$223,251
Less:
Retail cost of revenues	42,997	45,926	111,959	163,367
Gross Profit	$43,699	$45,473	$88,793	$59,884
Less:
Net asset optimization expense	(531)	(1,359)	(2,128)	(4,632)
Gain (loss) on non-trading derivative instruments	3,160	(40)	(1,136)	(42,809)
Cash settlements on non-trading derivative instruments	7,683	16,146	22,925	36,269
Retail Gross Margin	$33,387	$30,726	$69,132	$71,056
Retail Gross Margin - Retail Electricity Segment	$25,311	$22,994	$44,222	$43,463
Retail Gross Margin - Retail Natural Gas Segment	$8,016	$7,646	$24,213	$27,507
Retail Gross Margin - Other	$60	$86	$697	$86

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

Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Retail revenues	$86,960	$92,621	$201,348	$227,746
Net asset optimization expense	(531)	(1,359)	(2,128)	(4,632)
Other revenue	267	137	1,532	137
Total Revenues	86,696	91,399	200,752	223,251
Operating Expenses:
Retail cost of revenues	42,997	45,926	111,959	163,367
General and administrative expense	20,862	16,713	38,195	33,938
Depreciation and amortization	2,210	1,994	4,250	5,330
Total Operating Expenses	66,069	64,633	154,404	202,635
Operating income	20,627	26,766	46,348	20,616
Other (expense)/income:
Interest expense	(1,743)	(2,447)	(3,672)	(5,144)
Interest and other income	19	7	43	87
Total other expense	(1,724)	(2,440)	(3,629)	(5,057)
Income before income tax expense	18,903	24,326	42,719	15,559
Income tax expense	3,208	5,240	7,960	3,244
Net income	$15,695	$19,086	$34,759	$12,315
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$12,363	$12,013	$27,431	$30,824
Retail Gross Margin (1)	$33,387	$30,726	$69,132	$71,056
Customer Acquisition Costs	$2,582	$1,490	$5,026	$3,263
Average Monthly RCE Attrition	3.4%	3.1%	3.6%	3.5%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three and six months ended June 30, 2024 includes an add back of $1.1 million and $1.5 million, respectively, related to merger agreement expense.

Total Revenues. Total revenues for the three months ended June 30, 2024 were approximately $86.7 million, a decrease of approximately $4.7 million, or 5%, from approximately $91.4 million for the three months ended June 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to lower electricity and gas unit revenue as a result of decreased electricity and gas rates, partially offset by an increase in electricity volumes sold in the second quarter of 2024 as compared to the second quarter of 2023.

Change in electricity volumes sold	$5.2
Change in natural gas volumes sold	—
Change in electricity unit revenue per MWh	(8.9)
Change in natural gas unit revenue per MMBtu	(2.1)
Change in other revenue	0.3
Change in net asset optimization expense	0.8
Change in total revenues	$(4.7)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2024 was approximately $43.0 million, a decrease of approximately $2.9 million, or 6%, from approximately $45.9 million for the three months ended June 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to a decrease in electricity and gas unit cost, partially offset by an increase in electricity volumes sold in the second quarter of 2024 as compared to the second quarter of 2023, and a change in value of our retail derivative portfolio.

Change in electricity volumes sold	$3.8
Change in natural gas volumes sold	0.1
Change in electricity unit cost per MWh	(9.6)
Change in natural gas unit cost per MMBtu	(2.5)
Change in other costs	0.1
Change in value of retail derivative portfolio	5.2
Change in retail cost of revenues	$(2.9)

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2024 was approximately $20.9 million, an increase of approximately $4.2 million, or 25%, as compared to $16.7 million for the three months ended June 30, 2023. This increase was primarily attributable to an increase in stock compensation expense and legal fees, both of which were related to the Merger in the second quarter of 2024, and an increase in legal and regulatory expense in the second quarter of 2024 compared to the second quarter of 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2024 was approximately $2.2 million, an increase of approximately $0.2 million, or 10%, from approximately $2.0 million for the three months ended June 30, 2023. This increase was primarily due to an increased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2024 was approximately $2.6 million, an increase of approximately $1.1 million, or 73% from approximately $1.5 million three months ended June 30, 2023, primarily due to an increase in the sales activity in the second quarter of 2024 as compared to the second quarter of 2023.

Six months ended June 30, 2024 Compared to Six months ended June 30, 2023

Total Revenues. Total revenues for the six months ended June 30, 2024 were approximately $200.8 million, a decrease of approximately $22.5 million, or 10%, from approximately $223.3 million for the six months ended June 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to lower electricity and gas unit revenue as a result of decreased electricity and gas rates, partially offset by an increase in electricity volumes sold in the first half of 2024 as compared to the first half of 2023.

Change in electricity volumes sold	$13.9
Change in natural gas volumes sold	(3.0)
Change in electricity unit revenue per MWh	(23.0)
Change in natural gas unit revenue per MMBtu	(14.3)
Change in other revenue	1.4
Change in net asset optimization expense	2.5
Change in total revenues	$(22.5)

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2024 was approximately $112.0 million, a decrease of approximately $51.4 million, or 31%, from approximately $163.4 million for the six months ended June 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to a change in the value of our retail derivative portfolio and lower electricity and gas costs. The decrease was partially offset by an increase in electricity volumes sold in the first half of 2024 as compared to the first half of of 2023.

Change in electricity volumes sold	$10.0
Change in natural gas volumes sold	(1.8)
Change in electricity unit cost per MWh	(19.8)
Change in natural gas unit cost per MMBtu	(12.2)
Change in other costs	0.7
Change in value of retail derivative portfolio	(28.3)
Change in retail cost of revenues	$(51.4)

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2024 was approximately $38.2 million, an increase of approximately $4.3 million, or 13%, as compared to $33.9 million for the six months ended June 30, 2023. This increase was primarily attributable to an increase in stock compensation expense and legal fees, both of which were related to the Merger in 2024, and an increase in legal and regulatory expense in the first half of 2024 compared to the first half of 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2024 was approximately $4.3 million, a decrease of approximately $1.0 million, or 19%, from approximately $5.3 million for the six months ended June 30, 2023. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2024 was approximately $5.0 million, an increase of approximately $1.8 million, or 52%, from approximately $3.3 million for the six months ended June 30, 2023. This increase was primarily due to increased sales activity in the first half of 2024 as compared to first half of of 2023.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Retail Electricity Segment
Total Revenues	$71,148	$74,765	$148,477	$157,592
Retail Cost of Revenues	37,127	37,612	86,258	118,442
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	8,710	14,159	17,997	(4,313)
Retail Gross Margin (1) — Electricity	$25,311	$22,994	$44,222	$43,463
Volumes — Electricity (MWhs)	489,369	457,054	993,676	913,331
Retail Gross Margin (2) — Electricity per MWh	$51.72	$50.31	$44.50	$47.59

Retail Natural Gas Segment
Total Revenues	$15,812	$17,856	$52,871	$70,154
Retail Cost of Revenues	5,663	8,263	24,866	44,874
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	2,133	1,947	3,792	(2,227)
Retail Gross Margin (1) — Gas	$8,016	$7,646	$24,213	$27,507
Volumes — Gas (MMBtus)	2,074,924	2,064,785	6,327,869	6,612,611
Retail Gross Margin (2) — Gas per MMBtu	$3.86	$3.70	$3.83	$4.16
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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended June 30, 2024 were approximately $71.1 million, a decrease of approximately $3.7 million, or 5%, from approximately $74.8 million for the three months ended June 30, 2023. This decrease was largely due to lower electricity prices, which resulted in a decrease of $8.9 million, partially offset by an increase in electricity volumes of $5.2 million as a result of a larger electricity customer book as compared to the second quarter of 2023.

Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2024 were approximately $37.1 million, a decrease of approximately $0.5 million, or 1%, from approximately $37.6 million for the three months ended June 30, 2023. This decrease was primarily due to a decrease in electricity costs, resulting in a decrease of $9.6 million, partially offset by higher volumes due to a larger electricity customer book, resulting in an increase of $3.8 million and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a increase of $5.4 million.

Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2024 was approximately $25.3 million, an increase of approximately $2.3 million, or 10%, from approximately $23.0 million for the three months ended June 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$1.6
Change in unit margin per MWh	0.7
Change in retail electricity segment retail gross margin	$2.3

Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2024 were approximately $15.8 million, a decrease of approximately $2.1 million, or 12%, from approximately $17.9 million for the three months ended June 30, 2023. This decrease was attributable to lower natural gas prices, which decreased total revenues by $2.1 million.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2024 were approximately $5.7 million, a decrease of $2.6 million, or 31%, from approximately $8.3 million for the three months ended June 30, 2023. This decrease was primarily due to lower natural gas costs, which resulted in a decrease of $2.5 million and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a decrease of $0.2 million.

Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2024 was approximately $8.0 million, an increase of approximately $0.4 million, or 5%, from approximately $7.6 million for the three months ended June 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$—
Change in unit margin per MMBtu	0.4
Change in retail natural gas segment retail gross margin	$0.4

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the six months ended June 30, 2024 were approximately $148.5 million, a decrease of approximately $9.1 million, or 6%, from approximately $157.6 million for the six months ended June 30, 2023. This decrease was largely due to lower electricity prices, resulting in a decrease of $23.0 million, partially offset by higher volumes, resulting in an increase of $13.9 million.

Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2024 was approximately $86.3 million, a decrease of approximately $32.1 million, or 27%, from approximately $118.4 million for the six months ended June 30, 2023. This decrease was primarily due to a decrease in electricity costs of $19.8 million due to a lower commodity price environment in 2024, a change in the value of our derivative portfolio used for hedging resulting in a decrease of $22.3 million, partially offset by an increase in electricity volumes sold resulting in an increase of $10.0 million.

Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2024 was approximately $44.2 million, an increase of approximately $0.7 million, or 2%, from approximately $43.5 million for the six months ended June 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$3.8
Change in unit margin per MWh	(3.1)
Change in retail electricity segment retail gross margin	$0.7
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2024 were approximately $52.9 million, a decrease of approximately $17.3 million, or 25%, from approximately $70.2 million for the six months ended June 30, 2023. This decrease was attributable to lower rates, which resulted in a decrease in total revenues of $14.3 million and a decrease in volumes as a result of a smaller natural gas customer book resulting in a decrease of $3.0 million.

Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2024 was approximately $24.9 million, a decrease of approximately $20.0 million, or 45%, from approximately $44.9 million for the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in natural gas cost of $12.2 million, a decrease in volumes sold resulting in a decrease of $1.8 million and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $6.0 million.

Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2024 was approximately $24.2 million, a decrease of approximately $3.3 million, or 12%, from approximately $27.5 million for the six months ended June 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$(1.2)
Change in unit margin per MMBtu	(2.1)
Change in retail natural gas segment retail gross margin	$(3.3)

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

We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations, pay dividends to the holders of Series A Preferred Stock, and to pay required taxes. Our ability to pay dividends to the holders of the Series A Preferred Stock in the future will ultimately depend on our RCE count, margins, profitability and cash flow, and the covenants under our Senior Credit Facility.

Liquidity Position

The following table details our available liquidity as of June 30, 2024:

($ in thousands)	June 30, 2024
Cash and cash equivalents	$53,557
Senior Credit Facility Availability (1)	75,661
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$154,218
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of June 30, 2024.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$28,327	$34,696
Net cash used in investing activities	$(730)	$(775)
Net cash used in financing activities	$(14,303)	$(22,213)

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2024 decreased by $6.4 million compared to the six months ended June 30, 2023. The decrease was primarily the result of changes in working capital for the six months ended June 30, 2024.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by less than $0.1 million for the six months ended June 30, 2024. The decrease was primarily the result of decreased capital spending during the six months ended June 30, 2024.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $7.9 million for the six months ended June 30, 2024, primarily due to a decrease in sub-debt paydown of $15.0 million, decrease in dividends paid to Class A common stockholders of $2.9 million, offset by an increase in net paydown of our Senior Credit Facility of $9.0 million, during the six months ended June 30, 2024.

Sources of Liquidity and Capital Resources

For a description of the terms and conditions of our Senior Credit Facility and First Amendment, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

Amended and Restated Subordinated Debt Facility

See Note 9 “Debt” for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at June 30, 2024 was $93.0 million. The current variable interest rate on the facility at June 30, 2024 was 8.59%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended June 30, 2024 and 2023, we spent a total of $2.6 million and $1.5 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the six months ended June 30, 2024 and 2023 included $0.7 million and $0.8 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three and six months ended June 30, 2024 we paid $2.7 million and $5.4 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2024, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 15, 2024. For a more detailed explanation of the Company's Series A Preferred Stock, please see Note 5 "Preferred Stock" in the notes to our condensed consolidated financial statements.

For the full year ended December 31, 2024, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $10.8 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2024.

On July 17, 2024, we declared a dividend in the amount of $0.75881 per share for the Series A Preferred Stock for the second quarter of 2024. Dividends on Series A Preferred Stock will be paid on October 15, 2024 to holders of record on October 1, 2024.

Future dividends to the holders of Series A Preferred Stock are within the discretion of our Board of Directors, and will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility. A dividend penalty event would occur if dividends on the Series A Preferred Stock are in arrears for six or more quarterly dividend periods, in which case the dividend rate on the Series A Preferred Stock would increase by 2.00% per annum, and the holders of the Series A Preferred Stock would be entitled to elect two members to our Board of Directors, until the dividend penalty event is cured.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no material “off-balance sheet arrangements.”

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
Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, as of June 30, 2024, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report.

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

Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $10.8 million and $16.1 million for three months ended June 30, 2024 and 2023, respectively and $21.8 million and $(6.5) million for six months ended June 30, 2024 and 2023, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2023 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2024, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 695,560 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2024 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2024 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of June 30, 2024, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 141,322 MWhs. An increase of 10% in the forward market prices from their June 30, 2024 levels would have decreased the fair market value of our net non-trading energy portfolio by $0.5 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2024 levels would have increased the fair market value of our non-trading energy derivatives by $0.5 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 59% and 53% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended June 30, 2024 and 2023, respectively, and 60% and 54% for six months ended June 30, 2024 and 2023,, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.2% and 1.0%, for the three months ended June

30, 2024 and 2023, respectively, and 1.2% and 1.0% for six months ended June 30, 2024 and 2023, respectively of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended June 30, 2024 and 2023 was 2.1% and 2.4% of non-POR market retail revenues, respectively and our bad debt expense for the six months ended June 30, 2024 and 2023 was 1.4% and 2.1% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2024.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2024, approximately $1.1 million of our total exposure of $1.6 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at June 30, 2024.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.

At June 30, 2024, we were co-borrowers under the Senior Credit Facility, under which $93.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2024, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $0.9 million.

On July 17, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.75881 per share for the Series A Preferred Stock for the second quarter of 2024 for an aggregate amount of $2.7 million for the quarter. Based on the Series A Preferred Stock outstanding on June 30, 2024, a 1.0% increase in interest rates would have resulted in additional dividends of $0.2 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.10^	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1*	Description of Securities
10.1#	First Amendment to Credit Agreement, dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto.	8-K	10.1	6/28/2024	001-36559

10.2	Amended and Restated Subordinated Promissory Note (Note No. 8), dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	10.2	6/28/2024	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Via Renewables, Inc.

August 1, 2024	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)