Form 10-Q
period 2024-09-30
Via Renewables, Inc.
filed 2024-10-31
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
        Yes ☐    No ☒

There were 3,323,329 shares of Class A common stock, 4,000,000 shares of Class B common stock and 3,567,543 shares of Series A Preferred Stock outstanding as of October 29, 2024.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$66,572	$42,595
Restricted cash	510	—
Accounts receivable, net of allowance for credit losses of $3,382 at September 30, 2024 and $4,496 at December 31, 2023	41,003	63,246
Accounts receivable—affiliates	4,455	4,683
Inventory	2,897	3,124
Fair value of derivative assets, net	952	909
Customer acquisition costs, net	6,407	5,154
Customer relationships, net	1,443	342
Deposits	5,134	6,897
Renewable energy credit asset	18,024	25,456
Other current assets	8,351	6,567
Total current assets	155,748	158,973
Property and equipment, net	4,989	4,710
Fair value of derivative assets, net	—	91
Customer acquisition costs, net	2,387	1,835
Customer relationships, net	424	139
Deferred tax assets	10,852	15,282
Goodwill	120,343	120,343
Other assets	3,677	2,461
Total assets	$298,420	$303,834

Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$20,661	$29,524
Accounts payable—affiliates	481	472
Accrued liabilities	17,238	15,094
Renewable energy credit liability	13,855	15,706
Fair value of derivative liabilities, net	4,091	19,141
Other current liabilities	60	59
Total current liabilities	56,386	79,996
Long-term liabilities:
Fair value of derivative liabilities, net	405	54
Long-term portion of Senior Credit Facility	89,000	97,000
Total liabilities	145,791	177,050
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,567,543 shares issued and outstanding at September 30, 2024 and December 31, 2023	88,044	88,065

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,323,329 shares outstanding at September 30, 2024 and 3,261,620 shares issued and 3,232,701 shares outstanding at December 31, 2023	33	32
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 4,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	40	40

Additional paid-in capital	39,041	40,002
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	19,171	8,972
Treasury stock, at cost, 0 and 28,918 shares at September 30, 2024 and December 31, 2023	—	(2,406)
Total stockholders’ equity	58,245	46,600
Non-controlling interest in Spark HoldCo, LLC	6,340	(7,881)
Total equity	64,585	38,719
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$298,420	$303,834
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Retail revenues	$94,254	$109,753	$295,602	$337,499
Net asset optimization expense	(482)	(936)	(2,610)	(5,568)
Other revenue	2	1,422	1,534	1,559
Total Revenues	93,774	110,239	294,526	333,490
Operating Expenses:
Retail cost of revenues	68,617	71,050	180,576	234,417
General and administrative	17,655	17,135	55,850	51,073
Depreciation and amortization	2,502	1,816	6,752	7,146
Total Operating Expenses	88,774	90,001	243,178	292,636
Operating income	5,000	20,238	51,348	40,854
Other (expense):
Interest expense	(1,667)	(2,233)	(5,339)	(7,377)
Interest and other income	16	9	59	96
Total other expenses	(1,651)	(2,224)	(5,280)	(7,281)
Income before income tax expense	3,349	18,014	46,068	33,573
Income tax expense	1,694	3,355	9,654	6,599
Net income	$1,655	$14,659	$36,414	$26,974
Less: Net (loss) income attributable to non-controlling interests	(483)	7,140	18,085	11,661
Net income attributable to Via Renewables, Inc. stockholders	$2,138	$7,519	$18,329	$15,313
Less: Dividend on Series A Preferred Stock	2,707	2,708	8,130	7,892
Net (loss) income attributable to stockholders of Class A common stock	$(569)	$4,811	$10,199	$7,421

Net (loss) income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$(0.17)	$1.49	$3.12	$2.32
Diluted	$(0.17)	$1.47	$3.12	$2.29

Weighted average shares of Class A common stock outstanding
Basic	3,323	3,232	3,272	3,204
Diluted	3,323	7,232	3,272	7,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Nine Months Ended September 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—		—	—	—	1,720	—	1,720	—	1,720
Restricted stock unit vesting	62		—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	18,329	18,329	18,085	36,414
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,495)	(4,495)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(8,130)	(8,130)	—	(8,130)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Changes in ownership interest	—	—	—	—	—	—	—	12	—	12	(12)	—
Balance at September 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$39,041	$19,171	$58,245	$6,340	$64,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$38,488	$19,740	$58,261	$7,376	$65,637
Consolidated net income (loss)	—	—	—	—	—	—	—	—	2,138	2,138	(483)	1,655
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,707)	(2,707)	—	(2,707)
Changes in Ownership Interest	—	—	—	—	—	—	—	553	—	553	(553)	—
Balance at September 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$39,041	$19,171	$58,245	$6,340	$64,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

Nine Months Ended September 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—	—	—	—	—	1,779	—	1,779	—	1,779
Restricted stock unit vesting	47	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	15,313	15,313	11,661	26,974
Stock issued - reverse stock split	14	—	—	—	—	—	—	—	—	—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,308)	(4,308)
Dividends paid to Class A common stockholders $0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(5,348)	(7,892)	—	(7,892)
Changes in ownership interest	—	—	—	—	—	—	—	184	—	184	(184)	—
Balance at September 30, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$39,230	$12,038	$48,894	$(7,065)	$41,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2023
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2023	3,260	4,000	(29)	$32	$40	$(2,406)	$(40)	$38,559	$7,227	$43,412	$(13,944)	$29,468
Stock based compensation	—	—	—	—	—	—	—	485	—	485	—	485
Restricted stock unit vesting	2	—	—	—	—	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	—	—	—	—	7,519	7,519	7,140	14,659
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Changes in ownership interest	—	—	—	—	—	—	—	186	—	186	(186)	—
Balance at September 30, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$39,230	$12,038	$48,894	$(7,065)	$41,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$36,414	$26,974
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	6,752	7,146
Deferred income taxes	4,430	3,337
Stock based compensation	2,411	1,784
Amortization of deferred financing costs	685	619
Bad debt expense	1,858	2,717
Loss on derivatives, net	12,647	50,428
Current period cash settlements on derivatives, net	(30,337)	(51,767)
Other	181	126
Changes in assets and liabilities:
Decrease in accounts receivable	20,386	27,473
Decrease in accounts receivable—affiliates	228	1,886
Decrease in inventory	227	1,378
Increase in customer acquisition costs	(7,145)	(4,961)
Decrease in prepaid and other current assets	9,764	1,895
(Increase) decrease in other assets	(1,519)	641
Decrease in accounts payable and accrued liabilities	(8,541)	(29,334)
Increase in accounts payable—affiliates	9	797
Decrease in other current liabilities	—	(264)
Decrease in other non-current liabilities	—	(18)
Net cash provided by operating activities	48,450	40,857
Cash flows from investing activities:
Purchases of property and equipment	(1,120)	(1,144)
Acquisition of Customers	(1,827)	—
Net cash used in investing activities	(2,947)	(1,144)
Cash flows from financing activities:
Borrowings on notes payable	405,000	258,000
Payments on notes payable	(413,000)	(253,000)
Net paydown on subordinated debt facility	—	(20,000)
Restricted stock vesting	(1,013)	(186)
Contribution for cash settlement of merger	643	—
Payment of dividends to Class A common stockholders	—	(2,874)
Payment of distributions to non-controlling unitholders	(4,495)	(4,308)
Payment of Preferred Stock dividends	(8,151)	(7,559)
Net cash used in financing activities	(21,016)	(29,927)
Increase in Cash, cash equivalents and Restricted cash	24,487	9,786
Cash, cash equivalents and Restricted cash—beginning of period	42,595	35,351
Cash, cash equivalents and Restricted cash—end of period	$67,082	$45,137
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$7	$15
Cash paid during the period for:
Interest	$4,724	$6,736
Taxes	$7,376	$2,671
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

On June 13, 2024, we consummated the previously announced merger contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 29, 2023, by and among the Company, Retailco, and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco (“Merger Sub”), pursuant to which Merger Sub was merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. As a result, each previously outstanding share of Class A common stock was converted into the right to receive $11.00 per share at the closing of the Merger (other than: (i) shares of Class A common stock held (a) by the Company or any subsidiary of the Company, or (b) held or beneficially owned by Mr. Maxwell and any person or entity controlled by Mr. Maxwell, including Retailco, Merger Sub and NuDevco Retail, LLC (‘‘NuDevco Retail’’), and other than certain dissenting shares). As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

New Accounting Standards Being Evaluated/Standards Not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU improve reportable segment disclosures by adding and enhancing annual and interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 will result in additional segment-related footnote disclosures within the notes to the consolidated financial statements. We do not expect the adoption of ASU 2023-07 to have a material impact on the consolidated financial statements.

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

	Reportable Segments
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$22,122	$984	$23,106	$30,119	$993	$31,112
Mid-Atlantic	32,846	3,529	36,375	32,858	3,478	36,336
Midwest	8,654	1,221	9,875	9,384	1,089	10,473
Southwest	18,993	5,905	24,898	25,494	6,338	31,832
	$82,615	$11,639	$94,254	$97,855	$11,898	$109,753

Customer type
Commercial	$13,326	$6,458	$19,784	$11,655	$6,577	$18,232
Residential	76,374	5,120	81,494	87,012	5,411	92,423
Unbilled revenue (b)	(7,085)	61	(7,024)	(812)	(90)	(902)
	$82,615	$11,639	$94,254	$97,855	$11,898	$109,753

Customer credit risk
POR	$52,342	$4,307	$56,649	$55,603	$4,078	$59,681
Non-POR	30,273	7,332	37,605	42,252	7,820	50,072
	$82,615	$11,639	$94,254	$97,855	$11,898	$109,753

	Reportable Segments
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments
Primary markets (a)
New England	$70,732	$7,181	$77,913	$89,268	$6,060	$95,328
Mid-Atlantic	91,059	24,696	115,755	84,548	28,753	113,301
Midwest	22,481	10,699	33,180	24,342	13,409	37,751
Southwest	46,820	21,934	68,754	57,289	33,830	91,119
	$231,092	$64,510	$295,602	$255,447	$82,052	$337,499

Customer type
Commercial	$34,680	$38,476	$73,156	$31,301	$47,021	$78,322
Residential	204,278	32,464	236,742	227,669	49,158	276,827
Unbilled revenue (b)	(7,866)	(6,430)	(14,296)	(3,523)	(14,127)	(17,650)
	$231,092	$64,510	$295,602	$255,447	$82,052	$337,499

Customer credit risk
POR	$146,711	$30,953	$177,664	$146,826	$36,432	$183,258
Non-POR	84,381	33,557	117,938	108,621	45,620	154,241
	$231,092	$64,510	$295,602	$255,447	$82,052	$337,499

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

(c) Retail Electricity includes Services.

Reconciliation to Condensed Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Reportable Segments Revenue	$94,254	$109,753	$295,602	$337,499
Net asset optimization expense	(482)	(936)	(2,610)	(5,568)
Other Revenue	2	1,422	1,534	1,559
Total Revenues	$93,774	$110,239	$294,526	$333,490

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2024 and 2023, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.3 million and $1.5 million, respectively. During the nine months ended September 30, 2024 and 2023, our retail revenues included gross receipt taxes of $0.8 million, and our retail cost of revenues included gross receipts taxes of $4.0 million and $4.1 million, respectively.

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

A rollforward of our allowance for credit losses for the nine months ended September 30, 2024 are presented in the table below (in thousands):

Balance at December 31, 2023	$(4,496)
Current period credit loss provision	(1,858)
Write-offs	3,078
Recovery of previous write-offs	(106)
Balance at September 30, 2024	$(3,382)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of Mr. Maxwell holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non-controlling interest. The Company and affiliates owned the following economic interests in Spark HoldCo at September 30, 2024 and December 31, 2023, respectively.

	The Company	Affiliated Owners
September 30, 2024	45.38%	54.62%
December 31, 2023	44.92%	55.08%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income before taxes allocated to non-controlling interest	$249	$8,398	$20,469	$14,021
Less: Income tax expense allocated to non-controlling interest	732	1,258	2,384	2,360
Net (loss) income attributable to non-controlling interests	$(483)	$7,140	$18,085	$11,661

Class A Common Stock and Class B Common Stock

Holders of the Company’s Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our certificate of incorporation.

As a result of the Merger, on June 13, 2024, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

Dividends on Class A Common Stock

Dividends declared for the Company’s Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the three and nine months ended September 30, 2024, we did not pay dividends to the holders of the Company’s Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

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

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Via Renewables, Inc. stockholders	$2,138	$7,519	$18,329	$15,313
Less: Dividend on Series A Preferred Stock	2,707	2,708	8,130	7,892
Net (loss) income attributable to stockholders of Class A common stock	$(569)	$4,811	$10,199	$7,421

Basic weighted average Class A common shares outstanding	3,323	3,232	3,272	3,204
Basic (loss) income per share attributable to stockholders	$(0.17)	$1.49	$3.12	$2.32

Net (loss) income attributable to stockholders of Class A common stock	$(569)	$4,811	$10,199	$7,421
Effect of conversion of Class B common stock to shares of Class A common stock	—	5,803	—	9,088
Diluted net (loss) income attributable to stockholders of Class A common stock	$(569)	$10,614	$10,199	$16,509

Basic weighted average Class A common shares outstanding	3,323	3,232	3,272	3,204
Effect of dilutive Class B common stock	—	4,000	—	4,000
Diluted weighted average shares outstanding	3,323	7,232	3,272	7,204

Diluted (loss) income per share attributable to stockholders	$(0.17)	$1.47	$3.12	$2.29

The computation of diluted earnings per share for the three and nine months ended September 30, 2024, respectively, excludes 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo’s operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$66,466	$42,062
Accounts receivable	40,866	62,548
Other current assets	44,274	50,650
Total current assets	151,606	155,260
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,041	11,351
Total non-current assets	133,384	131,694
Total Assets	$284,990	$286,954

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$37,345	$44,201
Other current liabilities	58,639	71,994
Total current liabilities	95,984	116,195
Long-term liabilities:
Long-term portion of Senior Credit Facility	89,000	97,000
Subordinated debt — affiliate	—	—
Other long-term liabilities	405	54
Total long-term liabilities	89,405	97,054
Total Liabilities	$185,389	$213,249

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

As a result of the Merger, holders of the Company’s Series A Preferred Stock were provided an optional limited change of control conversion right (the “Conversion Right”), available at the option of the holder, for $8.07 per share in cash. On June 27, 2024, the Company provided notice to the holders of the Series A Preferred Stock of the Conversion Right. Holders of the Series A Preferred Stock were entitled to exercise the Conversion Right through July 26, 2024. No holders of the Series A Preferred Stock exercised the Conversion Right.

During the three and nine months ended September 30, 2024, we paid $2.7 million and $8.2 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2024, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2024.

A summary of our preferred equity balance for the nine months ended September 30, 2024 is as follows:

(In thousands)
Balance at December 31, 2023	$88,065
Accumulated dividends on Series A Preferred Stock	(21)
Balance at September 30, 2024	$88,044

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

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2024 and December 31, 2023, we offset $1.3 million and $5.2 million, respectively, in collateral to net against the related derivative liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2024	December 31, 2023
Natural Gas	MMBtu	5,052	6,254
Electricity	MWh	880	1,029
Trading

Commodity	Notional	September 30, 2024	December 31, 2023
Natural Gas	MMBtu	632	1,016
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on non-trading derivatives, net	$(10,979)	$(6,193)	$(12,115)	$(49,002)
Loss on trading derivatives, net	(643)	(798)	(532)	(1,426)
Loss on derivatives, net	$(11,622)	$(6,991)	$(12,647)	$(50,428)
Current period settlements on non-trading derivatives	6,613	14,430	29,538	50,699
Current period settlements on trading derivatives	532	670	799	1,068
Total current period settlements on derivatives	$7,145	$15,100	$30,337	$51,767

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

Fair Value of Derivative Instruments

The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,263	$(635)	$628	$—	$628
Trading commodity derivatives	591	(267)	324	—	324
Total Current Derivative Assets	1,854	(902)	952	—	952
Non-trading commodity derivatives	—	—	—	—	—
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	—	—	—	—	—
Total Derivative Assets	$1,854	$(902)	$952	$—	$952

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(9,135)	$4,038	$(5,097)	$1,201	$(3,896)
Trading commodity derivatives	(364)	169	(195)	—	(195)
Total Current Derivative Liabilities	(9,499)	4,207	(5,292)	1,201	(4,091)
Non-trading commodity derivatives	(738)	227	(511)	106	(405)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(738)	227	(511)	106	(405)
Total Derivative Liabilities	$(10,237)	$4,434	$(5,803)	$1,307	$(4,496)

	December 31, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,926	$(1,046)	$880	$—	$880
Trading commodity derivatives	64	(35)	29	—	29
Total Current Derivative Assets	1,990	(1,081)	909	—	909
Non-trading commodity derivatives	173	(82)	91	—	91
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	173	(82)	91	—	91
Total Derivative Assets	$2,163	$(1,163)	$1,000	$—	$1,000

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(29,730)	$6,077	$(23,653)	$4,679	$(18,974)
Trading commodity derivatives	(173)	6	(167)	—	(167)
Total Current Derivative Liabilities	(29,903)	6,083	(23,820)	4,679	(19,141)
Non-trading commodity derivatives	(672)	115	(557)	503	(54)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(672)	115	(557)	503	(54)
Total Derivative Liabilities	$(30,575)	$6,198	$(24,377)	$5,182	$(19,195)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	September 30, 2024	December 31, 2023
Information technology	2 – 5	$7,689	$6,983
Total		7,689	6,983
Accumulated depreciation		(2,700)	(2,273)
Property and equipment—net		$4,989	$4,710

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2024 and December 31, 2023, information technology includes $1.9 million and $1.5 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2024	December 31, 2023
Goodwill	$120,343	$120,343
Customer relationships—Acquired	$—	$—
Customer relationships—Other
Cost	$2,796	$968
Accumulated amortization	(929)	(487)
Customer relationships—Other, net	$1,867	$481
Cost	$4,040	$4,040
Accumulated amortization	(1,919)	(1,616)
Trademarks, net	$2,121	$2,424

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2023	$120,343	$481	$2,424
Additions	—	1,828	—
Amortization	—	(442)	(303)
Balance at September 30, 2024	$120,343	$1,867	$2,121

Estimated future amortization expense for customer relationships and trademarks at September 30, 2024 is as follows (in thousands):

Year ending December 31,
2024 (remaining three months)	$491
2025	1,761
2026	524
2027	404
2028	404
> 5 years	404
Total	$3,988

9. Debt
Debt consists of the following amounts as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Long-term debt:
Senior Credit Facility (1) (2)	$89,000	$97,000
Subordinated Debt	—	—
Total long-term debt	89,000	97,000
Total debt	$89,000	$97,000
(1) As of September 30, 2024 and December 31, 2023, the weighted average interest rate on the Senior Credit Facility was 8.09% and 8.60%, respectively.
(2) As of September 30, 2024 and December 31, 2023, we had $23.3 million and $24.3 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.8 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively. Of these amounts, $0.6 million and $0.8 million are recorded in other current assets, and $1.2 million and $0.4 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Senior Credit Facility	$1,115	$1,593	$3,544	$5,394
Letters of credit fees and commitment fees	385	435	1,106	1,299
Amortization of deferred financing costs	167	206	685	619
Other	—	(1)	4	65
Interest Expense	$1,667	$2,233	$5,339	$7,377

Senior Credit Facility

The Company and Spark Holdco (together with certain subsidiaries of the Company and Spark Holdco, the “Co-Borrowers”) maintain a senior secured borrowing base credit facility with Woodforest National Bank, as administrative agent (the “Agent”), swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto as lenders. As further described below, on June 28, 2024, the Company entered into the First Amendment (the "First Amendment") to its senior credit facility (as amended by the First Amendment, the “Senior Credit Facility”). The Senior Credit Facility matures on June 30, 2027 and has a borrowing capacity of $205.0 million. As a result of the First Amendment to the Credit Agreement, we wrote off $0.1 million in deferred financing costs.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of September 30, 2024 was 1.68 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of September 30, 2024 was 1.96 to 1.00.

The First Amendment eliminated the Maximum Senior Secured Leverage Ratio covenant and amended the Maximum Total Leverage Ratio covenant to no more than 3.00 to 1.00 from no more than 2.50 to 1.00.

As of September 30, 2024, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

As of September 30, 2024, and December 31, 2023, there were zero outstanding borrowings under the Subordinated Debt Facility.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Non-trading commodity derivative assets	$—	$628	$—	$628
Trading commodity derivative assets	—	324	—	324
Total commodity derivative assets	$—	$952	$—	$952
Non-trading commodity derivative liabilities	$—	$(4,301)	$—	$(4,301)
Trading commodity derivative liabilities	—	(195)	—	(195)
Total commodity derivative liabilities	$—	$(4,496)	$—	$(4,496)

	Level 1	Level 2	Level 3	Total
December 31, 2023
Non-trading commodity derivative assets	$—	$971	$—	$971
Trading commodity derivative assets	—	29	—	29
Total commodity derivative assets	$—	$1,000	$—	$1,000
Non-trading commodity derivative liabilities	$—	$(19,028)	$—	$(19,028)
Trading commodity derivative liabilities	—	(167)	—	(167)
Total commodity derivative liabilities	$—	$(19,195)	$—	$(19,195)

We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2024 and the year ended December 31, 2023.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2024 and December 31, 2023, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.1 million and $0.3 million, respectively.

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

As of September 30, 2024, we had a net deferred tax asset of $10.9 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended September 30, 2024 and 2023 was 50.6% and 18.6%, respectively. The effective U.S. federal and state income tax rate for the nine months ended September 30, 2024 and 2023 was 21.0% and 19.7%, respectively. The effective tax rate for three and nine months ended September 30, 2024 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.

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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action, was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. In September 2024, the Court granted the Company’s motion that argued that Glikin had failed to exhaust her administrative remedies and that, if she wishes to proceed, she must first go to the Maryland Public Service Commission. The Company is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

On December 18, 2023, Foote v. Electricity N.H., LLC (“ENH”), a purported Telephone Consumer Protection Act (the “TCPA”) class action, was filed in the United States District Court for the District of New Hampshire. Plaintiff claims that calls made to her violated the TCPA. Plaintiff purports to assert claims on her own behalf and a putative class of individuals to whom calls using a prerecorded or artificial voice message regarding ENH’s services were placed during the period of September 1, 2019, through September 1, 2023. ENH only operates in New Hampshire and no other states. This matter was dismissed, with prejudice in August 2024.

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

On May 22, 2024, Michael Stutzman, a purported stockholder of the Company that previously delivered a records request, filed a complaint, Michael Stutzman v. Via Renewables, Inc., Case No. 2024-0545-LM (Del. Ch.) (the “220 Complaint”) in the Delaware Court against the Company. The 220 Complaint has now been converted into the third class-action complaint filed in Delaware Chancery Court that challenges the take-private transaction. The three shareholder complaints largely overlap, and the Delaware Chancery Court has ordered the three plaintiffs and their counsel to choose one lead-plaintiff to consolidate the cases. These matters are being vigorously defended; however, given the current early stage of this matter, we cannot predict the outcome of these cases at this time.

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

Connecticut. On May 21, 2024, the Connecticut Public Utility Regulatory (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty (“NOV”) to Major Energy in which PURA stated it had reason to believe that one of Major Energy’s on-line vendors violated certain Electric Supplier Laws and Aggregator Rulings. The Company worked cooperatively with PURA and has finalized a full and final settlement for $2.0 million, to be paid in three installments to the Connecticut electric distribution companies as a donation to reduce Connecticut residential hardship customer arrearages. The settlement was approved by PURA in mid-July 2024 (and accrued as of June 30, 2024). The third and final installment will be paid in November 2024.

Illinois. On July 26, 2023, Spark Energy, LLC received a demand letter from a law firm representing the Office of the Illinois Attorney General alleging that Spark Energy, LLC’s marketing and sales practices may have not been in compliance with Illinois law. The letter offered, in the interest of efficiency and minimizing litigation costs, a settlement demand to resolve the matter. The Company has agreed to engage in mediation with the law firm to try to resolve this matter. The Company met for an all-day mediation in August 2024. The Company is voluntarily working with the firm to reach a settlement, however, if settlement is unsuccessful, the Attorney General could commence a lawsuit in Illinois against Spark Energy, LLC.

Maine. On February 9, 2023, Maine Commission’s Consumer Assistance and Safety Division (“Advocacy Staff”) filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023 (Docket No. 2023-00024). The Company met with Advocacy Staff over the course of several months to address concerns. As a result, the Company and the Advocacy Staff have agreed to a settlement in principle pursuant to which customers would receive certain limited refunds on their energy bill. On October 18, 2024, the Maine Commission approved EME’s proposed settlement.

Maryland. Maryland SB1, sponsored by Senator Augustine (D-Prince George’s County) and Delegate Crosby (D-St. Mary’s County), was signed into law in May 2024. In addition to new consumer protections, Maryland SB1 prohibits residential purchase of receivables (POR) for contracts executed or renewed after December 31, 2024. The Maryland Commission Staff has proposed that contracts prior to January 1, 2025, should be eligible for grandfathered utility consolidated billing (UCB) with POR until a post-POR form of UCB is in place. However, due to technical limitations at the utilities, this interim accommodation may not be in place. Maryland SB1 has introduced significant uncertainty in the Maryland retail energy market. The Company is working to minimize economic impacts of Maryland SB1 to the Company.

Ohio. On August 14, 2024, the Public Utility Commission of Ohio (“PUCO”) sent Major Energy a notice of probable non-compliance regarding approximately fifty-five consumer complaints during the time period January 3, 2023 through April 12, 2024. The Company is working cooperatively with PUCO to resolve this matter, provided its detailed response to the probable non-compliance on October 24, 2024, and believes this matter will not have a material impact on the Company.

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

As of September 30, 2024 and December 31, 2023, we had accrued $10.8 million and $6.3 million, respectively, related to litigation and regulatory matters and $0.7 million and $0.7 million, respectively, related to indirect tax audits. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	September 30, 2024	December 31, 2023
Assets
Accounts Receivable - affiliates	$4,455	$4,683
Total Assets - affiliates	$4,455	$4,683

	September 30, 2024	December 31, 2023
Liabilities
Accounts Payable - affiliates	$481	$472
Subordinated Debt - affiliates (1)	—	—
Total Liabilities - affiliates	$481	$472
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

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue NAO - affiliates	$110	$194	$718	$2,811
Less: Cost of Revenue NAO - affiliates	—	1	1	333
Net NAO - affiliates	$110	$193	$717	$2,478

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was ($0.3 million) and $(0.5) million for the three months ended September 30, 2024 and 2023, respectively. The total net amount direct billed and allocated to/(from) affiliates was ($4.4 million) and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company would have incurred incremental costs of $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $1.1 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended September 30, 2024 and 2023, Spark HoldCo made distributions to affiliates of Mr. Maxwell of zero for the payments of quarterly distribution on their respective Spark HoldCo units. During the three months ended September 30, 2024 and 2023, Spark HoldCo also made distributions to these affiliates for gross-up distributions of zero and $0.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the nine months ended September 30, 2024 and 2023, Spark HoldCo made distributions to affiliates of Mr. Maxwell of zero and $3.6 million, respectively, for the payments of quarterly distribution on their respective Spark HoldCo units. During the nine months ended September 30, 2024 and 2023, Spark HoldCo also made distributions to these affiliates for gross-up distributions of $4.5 million and $0.7 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

On June 13, 2024, we consummated the previously announced Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. For a more detailed description of the Merger, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

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

For the three months ended September 30, 2024 and 2023, we recorded asset optimization revenues of $2.9 million and $2.9 million and asset optimization cost of revenues of $3.4 million and $3.8 million, respectively, and for the nine months ended September 30, 2024 and 2023, we recorded asset optimization revenues of $17.5 million and $17.3 million and asset optimization cost of revenues of $20.1 million and $22.9 million, respectively, which are presented on a net basis in asset optimization revenues.

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

Below is a reconciliation of retail gross margin to gross profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$93,774	$110,239	$294,526	$333,490
Less:
Retail cost of revenues	68,617	71,050	180,576	234,417
Gross Profit	$25,157	$39,189	$113,950	$99,073
Less:
Net asset optimization expense	(482)	(936)	(2,610)	(5,568)
Net, loss on non-trading derivative instruments	(10,979)	(6,193)	(12,115)	(49,002)
Net, Cash settlements on non-trading derivative instruments	6,613	14,430	29,538	50,699
Retail Gross Margin	$30,005	$31,888	$99,137	$102,944

Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2024
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$82,615	$11,639	$(480)	$—	$93,774
Retail cost of revenues	63,334	5,224	59	—	68,617
Gross Profit (Loss)	$19,281	$6,415	$(539)	$—	$25,157
Less:
Net asset optimization expense	—	—	(482)	—	(482)
Net, loss on non-trading derivative instruments	(10,769)	(210)	—	—	(10,979)
Current period settlements on non-trading derivatives	5,476	1,137	—	—	6,613
Retail Gross Margin	$24,574	$5,488	$(57)	$—	$30,005
Total Assets at September 30, 2024	$1,777,754	$91,425	$302,672	$(1,873,431)	$298,420
Goodwill at September 30, 2024	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Three Months Ended September 30, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$97,855	$11,898	$486	$—	$110,239
Retail cost of revenues	64,575	5,790	685	—	71,050
Gross Profit (Loss)	$33,280	$6,108	$(199)	$—	$39,189
Less:
Net asset optimization expense	—	—	(936)	—	(936)
Net, loss on non-trading derivative instruments	(6,143)	(50)	—	—	(6,193)
Current period settlements on non-trading derivatives	13,432	998	—	—	14,430
Retail Gross Margin	$25,991	$5,160	$737	$—	$31,888
Total Assets at December 31, 2023	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill at December 31, 2023	$117,813	$2,530	$—	$—	$120,343

Nine Months Ended September 30, 2024
	Retail Electricity (a)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$231,092	$64,510	$(1,076)	$—	$294,526
Retail cost of revenues	149,592	30,090	894	—	180,576
Gross Profit (Loss)	$81,500	$34,420	$(1,970)	$—	$113,950
Less:
Net asset optimization expense	—	—	(2,610)	—	(2,610)
Net, loss on non-trading derivatives	(11,998)	(117)	—	—	(12,115)
Current period settlements on non-trading derivatives	24,702	4,836	—	—	29,538
Retail Gross Margin	$68,796	$29,701	$640	$—	$99,137
Total Assets at September 30, 2024	$1,777,754	$91,425	$302,672	$(1,873,431)	$298,420
Goodwill at September 30, 2024	$117,813	$2,530	$—	$—	$120,343
(a) Retail Electricity includes related services.

Nine Months Ended September 30, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$255,447	$82,052	$(4,009)	$—	$333,490
Retail cost of revenues	183,017	50,664	736	—	234,417
Gross Profit (Loss)	$72,430	$31,388	$(4,745)	$—	$99,073
Less:
Net asset optimization expense	—	—	(5,568)	—	(5,568)
Net, loss on non-trading derivatives	(41,984)	(7,018)	—	—	(49,002)
Current period settlements on non-trading derivatives	44,960	5,739	—	—	50,699
Retail Gross Margin	$69,454	$32,667	$823	$—	$102,944
Total Assets at December 31, 2023	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill at December 31, 2023	$117,813	$2,530	$—	$—	$120,343

15. Customer Acquisitions
Acquisition of Customer Books

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 residential customer equivalents ("RCEs") for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and are located in our existing markets. During the three and nine months ended September 30, 2024, approximately 7,100 and 10,700 RCEs were transferred.

As part of the acquisitions, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers, we make payments to the sellers from the escrow account. As of September 30, 2024, the balance in the escrow account was $0.5 million, and these funds are expected to be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisition is complete.

16. Subsequent Events

Declaration of Dividends

On October 16, 2024, we declared a quarterly cash dividend in the amount of $0.71847 per share to holders of record of the Series A Preferred Stock on January 1, 2025. The dividend will be paid on January 15, 2025.

Acquisition of Customer Books

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and will begin transferring in December of 2024 and January of 2025.

As we acquire customers under these acquisition agreements, we will make payments to the sellers from the escrow account. Funds from the escrow account will be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisitions are complete.

Amendment to the Spark HoldCo Agreement

On October 30, 2024, the Company entered into Amendment No. 3 (the “Amendment”) to the Third Amended and Restated Limited Liability Company Agreement of Spark HoldCo, dated as of March 15, 2017, as amended (the “Third Restated LLC Agreement”), by and among the Company, Spark HoldCo, and Retailco, LLC. The Amendment amends the Third Restated LLC Agreement to generally permit the managing members to make non pro rata distributions to the members of Spark Holdco (which are the Company and Retailco, LLC). The terms of the Amendment were unanimously approved by our Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2023 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024. Results of operations and cash flows for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2024, we operated in 103 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2024 and 2023, approximately 88% and 89%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2024 and 2023, approximately 12% and 11%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Acquisition of Customer Books

In October, 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and will begin transferring in December of 2024 and January of 2025.

As we acquire customers under these acquisition agreements, we will make payments to the sellers from the escrow account. Funds from the escrow account will be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisitions are complete.

Amendment to the Spark HoldCo Agreement

On October 30, 2024, the Company entered into Amendment No. 3 (the “Amendment”) to the Third Amended and Restated Limited Liability Company Agreement of Spark HoldCo, dated as of March 15, 2017, as amended (the “Third Restated LLC Agreement”), by and among the Company, Spark HoldCo, and Retailco, LLC. The Amendment amends the Third Restated LLC Agreement to generally permit the managing members to make non pro rata distributions to the members of Spark Holdco (which are the Company and Retailco, LLC). The terms of the Amendment were unanimously approved by our Board of Directors.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three and nine months ended September 30, 2024:

RCEs:

RCEs:
(In thousands)	June 30, 2024	Additions	Attrition	September 30, 2024	% Increase (Decrease)
Retail Electricity	218	17	27	208	(5)%
Retail Natural Gas	120	13	13	120	—%
Total Retail	338	30	40	328	(3)%

RCEs:
(In thousands)	December 31, 2023	Additions	Attrition	September 30, 2024	% Increase (Decrease)
Retail Electricity	217	74	83	208	(4)%
Retail Natural Gas	118	32	30	120	2%
Total Retail	335	106	113	328	(2)%

The following table details our count of RCEs by geographical location as of September 30, 2024:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	56	27%	12	10%	68	21%
Mid-Atlantic	98	47%	51	43%	149	45%
Midwest	19	9%	24	20%	43	13%
Southwest	35	17%	33	27%	68	21%
Total	208	100%	120	100%	328	100%

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

During the three months ended September 30, 2024, we added approximately 22,900 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in the second quarter of 2024, and are located in our existing markets. During the three months ended September 30, 2024, we added 7,100 RCEs as a result of the asset purchase agreement. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions. We will continue to evaluate potential acquisitions during the remainder of 2024.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended September 30, 2024 and 2023 was 4.1% and 3.1%, respectively. Our customer attrition was higher than prior year primarily driven by proactive non-renewals in New York due to regulatory changes.

Customer Credit Risk

Our credit loss expense for the three months ended September 30, 2024 and 2023 was 1.4% and 1.3%, respectively, and our credit loss expense for the nine months ended September 30, 2024 and 2023 was 1.4% and 1.8% respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets and focused on collection efforts, we have experienced an increase in credit loss expense during the three months ended September 30, 2024.

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

Net asset optimization resulted in a loss of $0.5 million and a loss of $0.9 million for the three months ended September 30, 2024 and three months ended September 30, 2023, respectively. Net asset optimization resulted in a loss of $2.6 million and a loss of $5.6 million for the nine months ended September 30, 2024 and nine months ended September 30, 2023, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA (1)	$10,327	$12,756	$37,758	$43,580
Retail Gross Margin	$30,005	$31,888	$99,137	$102,944
(1) Adjusted EBITDA for three and nine months ended September 30, 2024 includes an add back of $0.5 million and $2.0 million, respectively, related to merger agreement expense.

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
•our ability to fund capital expenditures (including customer acquisition costs) and incur and service debt; and
•our compliance with financial debt covenants. (Refer to Note 9 “Debt” to Part I, Item 1 of this Report for discussion of the material terms of our Senior Credit Facility, including the covenant requirements for our Minimum Fixed Charge Coverage Ratio and Maximum Total Leverage Ratio)

The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by (used in) operating activities. The following table presents a reconciliation of Adjusted EBITDA to these GAAP measures for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net income:
Net income	$1,655	$14,659	$36,414	$26,974
Depreciation and amortization	2,502	1,816	6,752	7,146
Interest expense	1,667	2,233	5,339	7,377
Income tax expense	1,694	3,355	9,654	6,599
EBITDA	7,518	22,063	58,159	48,096
Less:
Net, loss on derivative instruments	(11,622)	(6,991)	(12,647)	(50,428)
Net cash settlements on derivative instruments	7,145	15,100	30,337	51,767
Customer acquisition costs	2,119	1,698	7,145	4,961
Plus:
Non-cash compensation expense	(31)	500	2,411	1,784
Merger agreement expense	482	—	2,023	—
Adjusted EBITDA	$10,327	$12,756	$37,758	$43,580
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$20,123	$6,161	$48,450	$40,857
Amortization of deferred financing costs	(167)	(206)	(685)	(619)
Bad debt expense	(537)	(829)	(1,858)	(2,717)
Interest expense	1,667	2,233	5,339	7,377
Income tax expense	1,694	3,355	9,654	6,599
Merger agreement expense	482	—	2,023	—
Accounts receivable, prepaids, current assets	(10,541)	6,609	(30,378)	(31,254)
Inventory	881	1,104	(227)	(1,378)
Accounts payable and accrued liabilities	(2,128)	(3,432)	8,532	28,801
Other	(1,147)	(2,239)	(3,092)	(4,086)
Adjusted EBITDA	$10,327	$12,756	$37,758	$43,580
Cash Flow Data:
Net cash provided by operating activities	$20,123	$6,161	$48,450	$40,857
Net cash used in investing activities	$(2,217)	$(369)	$(2,947)	$(1,144)
Net cash used in financing activities	$(6,713)	$(7,714)	$(21,016)	$(29,927)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$93,774	$110,239	$294,526	$333,490
Less:
Retail cost of revenues	68,617	71,050	180,576	234,417
Gross Profit	$25,157	$39,189	$113,950	$99,073
Less:
Net asset optimization expense	(482)	(936)	(2,610)	(5,568)
Loss on non-trading derivative instruments	(10,979)	(6,193)	(12,115)	(49,002)
Cash settlements on non-trading derivative instruments	6,613	14,430	29,538	50,699
Retail Gross Margin	$30,005	$31,888	$99,137	$102,944
Retail Gross Margin - Retail Electricity Segment	$24,574	$25,991	$68,796	$69,454
Retail Gross Margin - Retail Natural Gas Segment	$5,488	$5,160	$29,701	$32,667
Retail Gross Margin - Other	$(57)	$737	$640	$823

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

Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Retail revenues	$94,254	$109,753	$295,602	$337,499
Net asset optimization expense	(482)	(936)	(2,610)	(5,568)
Other revenue	2	1,422	1,534	1,559
Total Revenues	93,774	110,239	294,526	333,490
Operating Expenses:
Retail cost of revenues	68,617	71,050	180,576	234,417
General and administrative expense	17,655	17,135	55,850	51,073
Depreciation and amortization	2,502	1,816	6,752	7,146
Total Operating Expenses	88,774	90,001	243,178	292,636
Operating income	5,000	20,238	51,348	40,854
Other (expense)/income:
Interest expense	(1,667)	(2,233)	(5,339)	(7,377)
Interest and other income	16	9	59	96
Total other expense	(1,651)	(2,224)	(5,280)	(7,281)
Income before income tax expense	3,349	18,014	46,068	33,573
Income tax expense	1,694	3,355	9,654	6,599
Net income	$1,655	$14,659	$36,414	$26,974
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$10,327	$12,756	$37,758	$43,580
Retail Gross Margin (1)	$30,005	$31,888	$99,137	$102,944
Customer Acquisition Costs	$2,119	$1,698	$7,145	$4,961
Average Monthly RCE Attrition	4.1%	3.1%	3.8%	3.5%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three and nine months ended September 30, 2024 includes an add back of $0.5 million and $2.0 million, respectively, related to merger agreement expense.

Total Revenues. Total revenues for the three months ended September 30, 2024 were approximately $93.8 million, a decrease of approximately $16.4 million, or 15%, from approximately $110.2 million for the three months ended September 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to lower electricity volumes sold as a result of smaller electricity book and lower electricity rates in the third quarter of 2024 as compared to the third quarter of 2023.

Change in electricity volumes sold	$(10.1)
Change in natural gas volumes sold	(0.8)
Change in electricity unit revenue per MWh	(5.1)
Change in natural gas unit revenue per MMBtu	0.6
Change in other revenue	(1.5)
Change in net asset optimization expense	0.5
Change in total revenues	$(16.4)

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2024 was approximately $68.6 million, a decrease of approximately $2.5 million, or 4%, from approximately $71.1 million for the three months ended September 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to a lower electricity volumes sold as a result of smaller electricity book and lower electricity unit cost in the third quarter of 2024 as compared to the third quarter of 2023, partially offset by change in value of our retail derivative portfolio.

Change in electricity volumes sold	$(7.4)
Change in natural gas volumes sold	(0.5)
Change in electricity unit cost per MWh	(6.4)
Change in natural gas unit cost per MMBtu	(0.1)
Change in other costs	(0.6)
Change in value of retail derivative portfolio	12.5
Change in retail cost of revenues	$(2.5)

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2024 was approximately $17.7 million, an increase of approximately $0.6 million, or 4%, as compared to $17.1 million for the three months ended September 30, 2023. This increase was primarily attributable to an increase in legal and regulatory expense in the third quarter of 2024 compared to the third quarter of 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2024 was approximately $2.5 million, an increase of approximately $0.7 million, or 39%, from approximately $1.8 million for the three months ended September 30, 2023. This increase was primarily due to an increased amortization expense associated with customer intangibles.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2024 was approximately $2.1 million, an increase of approximately $0.4 million, or 24% from approximately $1.7 million three months ended September 30, 2023, primarily due to an increase in the sales activity in the third quarter of 2024 as compared to the third quarter of 2023.

Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023

Total Revenues. Total revenues for the nine months ended September 30, 2024 were approximately $294.5 million, a decrease of approximately $39.0 million, or 12%, from approximately $333.5 million for the nine months ended September 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to lower electricity and gas unit revenue as a result of decreased electricity and gas rates, partially offset by a decrease in net asset optimization expense during the first nine months of 2024 as compared to the first nine months of 2023.

Change in electricity volumes sold	$2.6
Change in natural gas volumes sold	(3.9)
Change in electricity unit revenue per MWh	(26.9)
Change in natural gas unit revenue per MMBtu	(13.6)
Change in other revenue	(0.1)
Change in net asset optimization expense	2.9
Change in total revenues	$(39.0)

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2024 was approximately $180.6 million, a decrease of approximately $53.8 million, or 23%, from approximately $234.4 million for the nine months ended September 30, 2023, as indicated in the table below (in millions). This decrease was primarily due to lower electricity and gas costs due to a lower commodity price environment in 2024, and a change in the value of our retail derivative portfolio during the first nine months of 2024 as compared to the first nine months of 2023.

Change in electricity volumes sold	$1.9
Change in natural gas volumes sold	(2.4)
Change in electricity unit cost per MWh	(25.6)
Change in natural gas unit cost per MMBtu	(12.2)
Change in other costs	0.2
Change in value of retail derivative portfolio	(15.7)
Change in retail cost of revenues	$(53.8)

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2024 was approximately $55.9 million, an increase of approximately $4.8 million, or 9%, as compared to $51.1 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in stock compensation expense and legal fees, both of which were related to the Merger in 2024, and an increase in legal and regulatory expense in the first nine months of 2024 compared to the first nine months of 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2024 was approximately $6.8 million, a decrease of approximately $0.3 million, or 4%, from approximately $7.1 million for the nine months ended September 30, 2023. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2024 was approximately $7.1 million, an increase of approximately $2.1 million, or 42%, from approximately $5.0 million for the nine months ended September 30, 2023. This increase was primarily due to increased sales activity in the first nine months of 2024 as compared to first nine months of of 2023.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Retail Electricity Segment
Total Revenues	$82,615	$97,855	$231,092	$255,447
Retail Cost of Revenues	63,334	64,575	149,592	183,017
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	(5,293)	7,289	12,704	2,976
Retail Gross Margin (1) — Electricity	$24,574	$25,991	$68,796	$69,454
Volumes — Electricity (MWhs)	563,016	627,851	1,556,692	1,541,182
Retail Gross Margin (2) — Electricity per MWh	$43.65	$41.40	$44.19	$45.07

Retail Natural Gas Segment
Total Revenues	$11,639	$11,898	$64,510	$82,052
Retail Cost of Revenues	5,224	5,790	30,090	50,664
Less: Net gain (loss) on non-trading derivatives, net of cash settlements	927	948	4,719	(1,279)
Retail Gross Margin (1) — Gas	$5,488	$5,160	$29,701	$32,667
Volumes — Gas (MMBtus)	1,320,897	1,419,291	7,648,766	8,031,902
Retail Gross Margin (2) — Gas per MMBtu	$4.16	$3.64	$3.88	$4.07
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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended September 30, 2024 were approximately $82.6 million, a decrease of approximately $15.2 million, or 16%, from approximately $97.8 million for the three months ended September 30, 2023. This decrease was largely due to lower electricity volumes of $10.1 million as a result of a smaller electricity customer book as compared to the third quarter of 2023 and lower electricity prices, which resulted in a decrease of $5.1 million.

Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2024 were approximately $63.3 million, a decrease of approximately $1.2 million, or 2%, from approximately $64.5 million for the three months ended September 30, 2023. This decrease was primarily due to lower volumes due to a smaller electricity customer book, resulting in a decrease of $7.4 million, a decrease in electricity costs, resulting in a decrease of $6.4 million, offset by a change in the fair value of our retail derivative portfolio used for hedging, which resulted in a increase of $12.6 million.

Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2024 was approximately $24.6 million, a decrease of approximately $1.4 million, or 5%, from approximately $26.0 million for the three months ended September 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$(2.7)
Change in unit margin per MWh	1.3
Change in retail electricity segment retail gross margin	$(1.4)
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2024 were approximately $11.6 million, a decrease of approximately $0.3 million, or 2%, from approximately $11.9 million for the three months ended September 30, 2023. This decrease was attributable to lower gas volumes sold of 0.8 million, offset by higher natural gas prices, which increased total revenues by $0.6 million.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2024 were approximately $5.2 million, a decrease of $0.6 million, or 10%, from approximately $5.8 million for the three months ended September 30, 2023. This decrease was primarily due to lower natural gas volumes, resulting in a decrease of 0.5 million.

Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2024 was approximately $5.5 million, an increase of approximately $0.3 million, or 6%, from approximately $5.2 million for the three months ended September 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$(0.4)
Change in unit margin per MMBtu	0.7
Change in retail natural gas segment retail gross margin	$0.3

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2024 were approximately $231.1 million, a decrease of approximately $24.3 million, or 10%, from approximately $255.4 million for the nine months ended September 30, 2023. This decrease was largely due to lower electricity prices, resulting in a decrease of $26.9 million, offset by higher volumes, resulting in an increase of $2.6 million.

Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2024 was approximately $149.6 million, a decrease of approximately $33.4 million, or 18%, from approximately $183.0 million for the nine months ended September 30, 2023. This decrease was primarily due to a lower electricity costs of $25.6 million due to a lower commodity price environment in 2024, a change in the value of our derivative portfolio used for hedging resulting in a decrease of $9.7 million, partially offset by an increase in electricity volumes sold resulting in an increase of $1.9 million.

Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2024 was approximately $68.8 million, a decrease of approximately $0.7 million, or 1%, from approximately $69.5 million for the nine months ended September 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$0.7
Change in unit margin per MWh	(1.4)
Change in retail electricity segment retail gross margin	$(0.7)
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2024 were approximately $64.5 million, a decrease of approximately $17.5 million, or 21%, from approximately $82.0 million for the nine months ended September 30, 2023. This decrease was attributable to lower rates, which resulted in a decrease in total revenues of $13.6 million and a decrease in volumes of $3.9 million.

Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2024 was approximately $30.1 million, a decrease of approximately $20.6 million, or 41%, from approximately $50.7 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in natural gas cost of $12.2 million, a decrease in volumes sold resulting in a decrease of $2.4 million and a change in the value of our derivative portfolio used for hedging, which resulted in a decrease of $6.0 million.

Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2024 was approximately $29.7 million, a decrease of approximately $3.0 million, or 9%, from approximately $32.7 million for the nine months ended September 30, 2023, as indicated in the table below (in millions).

Change in volumes sold	$(1.6)
Change in unit margin per MMBtu	(1.4)
Change in retail natural gas segment retail gross margin	$(3.0)

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

Liquidity Position

The following table details our available liquidity as of September 30, 2024:

($ in thousands)	September 30, 2024
Cash and cash equivalents	$66,572
Senior Credit Facility Availability (1)	83,935
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$175,507
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2024.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$48,450	$40,857
Net cash used in investing activities	$(2,947)	$(1,144)
Net cash used in financing activities	$(21,016)	$(29,927)

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2024 increased by $7.6 million compared to the nine months ended September 30, 2023. The increase was primarily the result of changes in working capital for the nine months ended September 30, 2024.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $1.8 million for the nine months ended September 30, 2024. The increase was primarily the result of customer acquisitions during the nine months ended September 30, 2024.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $8.9 million for the nine months ended September 30, 2024, primarily due to a decrease in sub-debt paydown of $20.0 million, decrease in dividends paid to Class A common stockholders of $2.9 million, offset by an increase in net paydown of our Senior Credit Facility of $13.0 million, during the nine months ended September 30, 2024.

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

Amended and Restated Subordinated Debt Facility

See Note 9 “Debt” for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and thus, no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2024 was $89.0 million. The current variable interest rate on the facility at September 30, 2024 was 8.09%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2024 and 2023, we spent a total of $2.1 million and $1.7 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2024 and 2023 included $1.1 million and $1.1 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three and nine months ended September 30, 2024 we paid $2.7 million and $8.2 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2024, we had accrued $2.7 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2024. For a more detailed explanation of the Company's Series A Preferred Stock, please see Note 5 "Preferred Stock" in the notes to our condensed consolidated financial statements.

For the full year ended December 31, 2024, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $10.8 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2024.

On October 16, 2024, we declared a dividend in the amount of $0.71847 per share for the Series A Preferred Stock for the third quarter of 2024. Dividends on Series A Preferred Stock will be paid on January 15, 2025 to holders of record on January 1, 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no material “off-balance sheet arrangements.”

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
Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Except as described in Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, as of September 30, 2024, management did not believe that any of our outstanding lawsuits, administrative proceedings or investigations could result in a material adverse effect. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report.

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

Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(4.4) million and $8.2 million for three months ended September 30, 2024 and 2023, respectively and $17.4 million and $1.7 million for nine months ended September 30, 2024 and 2023, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2023 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2024, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 592,494 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2024, levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2024, levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million. As of September 30, 2024, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 97,511 MWhs. An increase of 10% in the forward market prices from their September 30, 2024, levels would have decreased the fair market value of our net non-trading energy portfolio by $0.7 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2024, levels would have increased the fair market value of our non-trading energy derivatives by $0.7 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 60% and 54% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2024 and 2023, respectively, and 60% and 54% for nine months ended September 30, 2024 and 2023, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.2% and 1.0%, for the three months ended

September 30, 2024 and 2023, respectively, and 1.2% and 1.0% for nine months ended September 30, 2024 and 2023, respectively of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2024 and 2023 was 1.4% and 1.3% of non-POR market retail revenues, respectively and our bad debt expense for the nine months ended September 30, 2024 and 2023 was 1.4% and 1.8% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2024.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2024, approximately $0.5 million of our total exposure of $0.6 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2024.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our variable-price debt obligations, including our Senior Credit Facility and our Series A Preferred Stock.

At September 30, 2024, we were co-borrowers under the Senior Credit Facility, under which $89.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2024, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $0.9 million.

On October 16, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.71847 per share for the Series A Preferred Stock for the third quarter of 2024 for an aggregate amount of $2.7 million for the quarter. Based on the Series A Preferred Stock outstanding on September 30, 2024, a 1.0% increase in interest rates would have resulted in additional dividends of $0.2 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Holders of Series A Preferred Stock and potential investors in Series A Preferred Stock should carefully consider the risk factors under “Item 1A— Risk Factors” in our 2023 Form 10-K. There has been no material change in our risk factors from those described in the 2023 Form 10-K. except that, as a result of the Merger, as of June 13, 2024, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock, and there are no remaining public holders of Class A common stock. As a result, risk factors described in the 2023 Form 10-K relating to public holders of Class A common stock are no longer applicable. Our description of risks are not the sole risks for investors in Series A Preferred Stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.10^	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Description of Securities	10-Q	4.1	8/1/2024	001-36559
10.1#	First Amendment to Credit Agreement, dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto.	8-K	10.1	6/28/2024	001-36559

10.2	Amended and Restated Subordinated Promissory Note (Note No. 8), dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	6/28/2024	001-36559
10.3	Asset Purchase Agreement by and between Tomorrow Energy Corp, as Seller, and Spark HoldCo, LLC, as Buyer, dated as of October 22, 2024	8-K	2.1	10/25/2024	001-36559
10.4*
Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of October 30, 2024, by and between Via Renewables, Inc., Spark HoldCo, LLC, and Retailco, LLC.

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

Via Renewables, Inc.

October 31, 2024	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)