Form 10-K
period 2024-12-31
Via Renewables, Inc.
filed 2025-03-06
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
        Yes ☐    No ☒

None of the company’s common stock was held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter.

There were 3,529,602 shares of Class A common stock, 3,793,727 shares of Class B common stock and 3,374,087 shares of Series A Preferred Stock outstanding as of March 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will be disclosed in a Form 10-K/A no later than 120 days after December 31, 2024.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward- looking statements. The forward-looking statements include statements regarding the impacts of Winter Storm Uri, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, the timing, availability, ability to pay and amount of cash dividends on our Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.

The forward-looking statements in this Report are subject to risks and uncertainties. Important factors that could cause actual results to materially differ from those projected in the forward-looking statements include, but are not limited to:
•the ultimate impact of the Winter Storm Uri, including future benefits or costs related to ERCOT market securitization efforts, and any action by the State of Texas, ERCOT, the Railroad Commission of Texas, or the Public Utility Commission of Texas;
• changes in commodity prices, the margins we achieve, and interest rates;
• the sufficiency of risk management and hedging policies and practices;
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
•risks related to our recently completed Merger (as defined below) including the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger or otherwise, the impact of the Merger on our operations and the amount of the costs, fees, expenses and charges related to Merger;
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

Risk Factor Summary

Our business, financial condition, cash flows, results of operations and ability to pay dividends on our and Series A Preferred Stock could be materially and adversely affected by, and the price of our Series A Preferred Stock could decline due to a number of factors, whether currently known or unknown, including but not limited to those summarized below. You should carefully consider the risk factors summarized below and described in more detail in Item 1A. — Risk Factors, together with the other information contained in this Annual Report.
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
•We have historically distributed a significant portion of our cash through dividends, and our ability to grow and make acquisitions with cash on hand could be limited.
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
•The Series A Preferred Stock is subordinated to our existing and future debt obligations.
•Numerous factors may affect the trading price of the Series A Preferred Stock.
•There may not be an active trading market for the Series A Preferred Stock, which may in turn reduce the market value and your ability to transfer or sell your shares of Series A Preferred Stock.
•W. Keith Maxwell III, our founder, sole common stock shareholder and Chief Executive Officer, holds all of the voting power of our common stock, and holders of Series A Preferred Stock have extremely limited voting rights.
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
•Future sales of Series A Preferred Stock in the public market could reduce the price of the Series A Preferred Stock, and may dilute your ownership in us.
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

On June 13, 2024, we consummated the previously announced merger contemplated by that certain Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 29, 2023, by and among Via Renewables, Inc. (“we”, “us”, or the “Company”), Retailco, and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco ("Merger Sub"), pursuant to which Merger Sub was merged with and into the Company (the “Merger"), with the Company continuing as the surviving corporation in the Merger, following which W. Keith Maxwell III now indirectly owns all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. As a result, each previously outstanding share of Class A common stock was converted into the right to receive $11.00 per share at the closing of the Merger (other than: (i) shares of Class A common stock held (a) by the Company or any subsidiary of the Company, or (b) held or beneficially owned by Mr. Maxwell and any person or entity controlled by Mr. Maxwell, including Retailco, Merger Sub and NuDevco Retail, LLC ("NuDevco Retail"), and other than certain dissenting shares). As a result of the Merger, all of the Company's outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

Our Operations

As of December 31, 2024, we operated in 102 utility service territories across 20 states and the District of Columbia and had approximately 388,000 residential customer equivalents (“RCEs”). An RCE is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in sixteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania and Virginia) and electricity customers in twelve states (Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania and Texas) and the District of Columbia using six brands (Electricity Maine, ENH Power, Major Energy, Provider Power Mass, Spark Energy, and Verde Energy).

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

The fixed/variable splits of our RCEs were as follows as of December 31, 2024:

Green products and renewable energy credits

In response to the focus on reducing carbon emissions around the world, we offer renewable and carbon neutral (“green”) products in several markets. Green energy products are a growing market opportunity and typically provide increased unit margins in addition to improved customer satisfaction.

Renewable electricity products allow customers to choose electricity from sources such as wind, solar, hydroelectric and biofuel, through the purchase of renewable energy credits (“RECs”). A REC is a market-based instrument that represents the realized renewable attributes of renewable-based power generation. When we procure RECs on behalf of our customers, we are claiming their share of renewable generation that was delivered to the electric grid, directly supporting renewable generators.

Carbon neutral natural gas products give customers the option to reduce or eliminate the carbon footprint associated with their energy usage through the purchase of carbon offset credits. These products typically provide for fixed or variable prices and generally follow the same terms as our other products with the added benefit of carbon reduction and reduced environmental impact.

We procure both RECs and carbon offsets in volumes that match customers’ usage who are enrolled in green energy plans.

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

Once a product has been created for a particular market, we then develop a marketing campaign. We identify and acquire customers through a variety of sales channels, including our inbound customer care call center, outbound calling, online marketing, opt-in web-based leads, email, direct mail, door-to-door sales, affinity programs, direct sales, brokers and consultants. For residential customers, we have historically used indirect sales brokers, web based solicitation, door-to-door sales, outbound calling, and other methods. For 2024, the largest channels were direct sales, d2d and web-based sales. We typically use brokers to obtain C&I customers, which are typically larger and have greater natural gas and electricity requirements. At December 31, 2024, our customer base was 63% residential and 37% C&I customers. In our sales practices, we typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and manage customer acquisition costs. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

Acquisitions

We actively monitor acquisition opportunities that may arise in the domestic acquisition market, and seek to acquire portfolios of customers and broker book acquisitions, as well as retail energy companies utilizing some combination of cash and borrowings under our senior secured borrowing base credit facility ("Senior Credit Facility), the issuance of preferred stock, or other financing arrangements. Historically, our customer acquisition strategy has been executed using both third parties and through affiliated relationships. See “—Relationship with our Founder, Sole Common Stockholder and Chief Executive Officer” for a discussion of affiliate relationships.

The following table provides a summary of our acquisitions over the past five years:

Company / Portfolio	Date Completed	RCEs	Segment	Acquisition Source
Customer Portfolio	May 2021	45,000	Electricity	Third Party
Customer Portfolio	July 2021	33,000	Natural Gas	Third Party
Customer Portfolio (1)	January 2022	69,000	Natural Gas Electricity	Third Party
Customer Portfolio	August 2022	18,700	Natural Gas	Third Party
Customer Portfolio	April 2024	9,300	Natural Gas	Third Party
Customer Portfolio	October 2024	58,500	Natural Gas	Third Party
Customer Portfolio	October 2024	42,100	Natural Gas Electricity	Third Party

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

In most markets, we hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. Alternatively, we may use physical products to hedge our electricity exposure rather than buying physical electricity in the day-ahead market from the ISO. During the year ended December 31, 2024, we transacted physical and financial settlements of electricity with approximately ten suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery point where the local regulated utility takes control of the natural gas and delivers it to individual customer locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2024, we transacted physical and financial settlements of natural gas with approximately 74 wholesale counterparties.

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

In territories where POR programs have been established, the local regulated utility purchases our receivables, and then becomes responsible for billing and collecting payment from the customer. In return for their assumption of risk, we receive slightly discounted proceeds on the receivables sold. POR programs result in substantially all of our credit risk being linked to the applicable utility and not to our end-use customers in these territories. For the year ended December 31, 2024, approximately 60% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.2% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our subsequent collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of regulatory orders. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

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

We assess the adequacy of the allowance for credit loss through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2024 was $2.5 million, or 0.6% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense for the year ended December 31, 2024.

We do not have high concentrations of sales volumes to individual customers. For the year ended December 31, 2024, our largest customer accounted for less than 1% of total retail energy sales.

Counterparty Credit Risk in Wholesale Markets

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including those that occur as a result of being unable to secure replacement supplies of natural gas or electricity on a timely or cost-effective basis or at all. At December 31, 2024, approximately $4.4 million of our total exposure of $6.1 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee.

Operational Risk

As with all companies, we are at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations. We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continually enhance awareness through employee education and accountability. During 2024, we did not experience any material loss related to cyber-attacks or other information security breaches.

Relationship with our Founder, Sole Common Stock Shareholder, and Chief Executive Officer

We have historically leveraged our relationship with affiliates of our founder, sole common stock shareholder and Chief Executive Officer, W. Keith Maxwell III, to execute our strategy, including sourcing acquisitions, financing, and operations support. Mr. Maxwell owns NG&E, which was formed for the purpose of purchasing retail energy companies and retail customer books that may ultimately be resold to us. This relationship has afforded us access to opportunities that may not have otherwise been available to us due to our size and availability of capital.

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

Natural gas accounted for approximately 25% of our retail revenues for the year ended December 31, 2024, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

Maryland

Maryland SB1, sponsored by Senator Augustine (D-Prince George’s County) and Delegate Crosby (D- St. Mary’s County), was signed into law in May 2024. In addition to numerous new green energy requirements, pricing restrictions and burdensome new consumer protections, Maryland SB1 prohibits residential purchase of receivables (POR) for contracts executed or renewed after December 31, 2024. Maryland SB1’s effect has been to largely make it extremely difficult for all retail energy providers to offer Maryland residential consumers energy choice.

The Company is working to minimize economic impacts of Maryland SB1 to the Company. Other deregulated states may follow Maryland’s regulatory path. For example, in Illinois, there is a recently proposed bill similar to Maryland’s SB1.

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

We partially rely on lead generators for our telemarketing sales channel. Applicable laws over the years have become more restrictive in our ability to telemarket to potential customers. Most recently, a law was passed by the FCC that lead generators, when obtaining a consumer’s prior express written consent to robocall or robotext the consumer soliciting their business, can only obtain a single seller at a time on the comparison shopping websites that often are the source of lead generation (One-to-One Rule). Specifically, in December 2023, the FCC, adopted rules, pursuant to Federal Communications Commission (FCC 23-107): In the Matter of Targeting and Eliminating Unlawful Text Messages, CG Docket No. 21-402; Rules and Regulations Implementing the Telephone Consumer Protection Act of 1991, CG Docket No. 02-278; Advanced Methods to Target and Eliminate Unlawful Robocalls, CG Docket No. 17-59, Second Report and Order, Second Further Notice of Proposed Rulemaking, and Waiver Order (December 13, 2023) that had the ability to impact our ability to obtain, and increase the cost of, sales leads for our telemarketing channel. had the ability to impact our ability to obtain, and increase the cost of, sales leads for our telemarketing channel. However, on January 24, 2025, a business day before the One-to-One Rule was to go into effect, the U.S. Court of Appeals for the Eleventh Circuit, in the case, Insurance Marketing Coalition Limited v. the FCC, issued a ruling which vacated the “one-to-one” consent and the “logically and topically related” requirements for marketing calls and texts adopted by the Federal Communications Commission (FCC) in its rules for the Telephone Consumer Protection Act (TCPA). This ruling is helpful, but uncertainty and challenge still remains regarding telemarketing.

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

Employees

As of December 31, 2024, we employed 156 full-time employees. Our employees are not represented by a collective bargaining unit. We have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.

We are dedicated to attracting and retaining talent across a variety of backgrounds, with varying experiences, perspectives and ideas, while having an inclusive culture. As of December 31, 2024, approximately 50.6% of our workforce was male and 49.4% female. We encourage and support the development of our employees wherever possible, and seek to fill positions through promotions and transfers within the organization. Continued learning and career development is advanced through ongoing performance and development conversations with employees and internally developed training programs.

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

Item 1A. Risk Factors

Our business, financial condition, cash flows, results of operations and ability to pay dividends on our Series A Preferred Stock could be materially and adversely affected by, and the price of our Series A Preferred Stock could decline due to a number of factors, whether currently known or unknown, including but not limited to those described below. You should carefully consider these risk factors together with the other information contained in this Annual Report.
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
Some states are beginning to increase their regulation of their retail electricity and natural gas markets in an effort to increase consumer disclosures and ensure marketing practices are not misleading to consumers. In addition, the fines against ESCOs that regulators are seeking have increased dramatically in recent years. It is commonplace now for retailers to receive Notice of Violations and Assessment of Penalties proposing multi-million dollar civil penalties, restitution payments to certain customers and a multi-year suspension from the applicable market.

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

We distribute a signification portion of our cash through dividends to holders of Series A Preferred Stock.

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
We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2024, customers in non-POR markets represented approximately 40% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

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
As of December 31, 2024, approximately 59% of our RCEs were located in five states. Specifically, 24%, 9%, 9%, 9% and 8% of our customers on an RCE basis were located in PA, TX, CO, NJ, and NY, respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. The states that contain a large percentage of our customers could reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to operate economically in that state.
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
We have $106.0 million of indebtedness outstanding and $25.6 million in issued letters of credit under our Senior Credit Facility, and no indebtedness outstanding under our Subordinated Facility as of December 31, 2024. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have negative consequences, including:
•increasing our vulnerability to general economic and industry conditions;
•requiring cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing or eliminating our ability to pay dividends to holders of our Series A Preferred Stock, or to use our cash flow to fund our operations, capital expenditures and future business opportunities;
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
If we are unable to satisfy financial covenants in our debt instruments, it could result in an event of default that, if not cured or waived, may entitle the lenders to demand repayment or enforce their security interests. Our Senior Credit Facility will mature in June 30, 2027, and we cannot assure that we will be able to negotiate a new credit arrangement on commercially reasonable terms.
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

The shares of Series A Preferred Stock require the payment of cash dividends. Any preferred stock (whether Series A Preferred Stock or a new series of preferred stock) that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Finally, future dividends are within the discretion of our Board of Directors, and will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility. The Board of Directors may be required to reduce or eliminate the dividends to the holders of the Series A Preferred Stock. Even if we are permitted to pay such dividends on the Series A Preferred Stock, our Board of Directors may elect to reduce or eliminate the dividends on the Series A Preferred Stock to maintain cash balances for operations or for other reasons. Any reduction or elimination of cash dividends on our Series A Preferred Stock will likely materially and adversely affect the price of the Series A Preferred Stock.

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
The Series A Preferred Stock is subordinated to our existing and future debt obligations.
The Series A Preferred Stock is subordinated to all of our existing and future indebtedness (including indebtedness outstanding under the Senior Credit Facility). Therefore, if we become bankrupt, liquidate our assets, reorganize or enter into certain other transactions, assets will be available to pay our obligations with respect to the Series A Preferred Stock only after we have paid all of our existing and future indebtedness in full. If any of these events were to occur, there may be insufficient assets remaining to make any payments to holders of the Series A Preferred Stock.

Additionally, none of our subsidiaries have guaranteed or otherwise become obligated with respect to the Series A Preferred Stock. As a result, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of our subsidiaries, including our operating subsidiaries, and any capital stock of our subsidiaries not held by us. Accordingly, our right to receive assets from any of our subsidiaries upon our bankruptcy, liquidation or reorganization, and the right of holders of shares of Series A Preferred Stock to participate in those assets, is also structurally subordinated to claims of that subsidiary’s creditors, including trade creditors. Even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.
Numerous factors may affect the trading price of the Series A Preferred Stock.

The trading price of the Series A Preferred Stock may depend on many factors, some of which are beyond our control. Additionally, the market price of our Series A Preferred Stock may be highly volatile and may fluctuate substantially as a result of a number of factors. The following factors are beyond our control and could affect our stock price:

•the announcement of the elimination, suspension, reduction or reinstatement of dividends on Series A Preferred Stock;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•trading volumes of the Series A Preferred Stock;
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance of debt or other preferred equity securities; and
•our financial condition, results of operations and prospects.

These and other factors may cause the market price and demand for our Series A Preferred Stock to fluctuate substantially, which may adversely affect the trading price of our Series A Preferred Stock. In the past, when the market price of a stock has been volatile, holders of common stock have at times instituted securities class action litigation. If any stockholders brought a lawsuit against us, we could incur substantial defense costs. Such a lawsuit could also divert the time and attention of our management from our business. Trading prices and corresponding market value of Series A Preferred Stock may also impact our ability to satisfy continued listing standards of The Nasdaq Global Select Market, or a particular tier of The Nasdaq exchanges.

One of the factors that will influence the trading price of the Series A Preferred Stock will be the distribution yield of the securities (as a percentage of the then market price of the securities) relative to market interest rates. Increases in market interest rates, which have been at low levels relative to historical rates, may lead prospective purchasers of Series A Preferred Stock to expect a higher distribution yield, and cause them to sell their Series A Preferred Stock. Accordingly, higher market interest rates could cause the market price of the Series A Preferred Stock to decrease.

In addition, over the last several years, prices of equity securities in the U.S. trading markets have been experiencing extreme price fluctuations. As a result of these and other factors, investors holding our Series A Preferred Stock may experience a decrease in the value of their securities, which could be substantial and rapid, and could be unrelated to our financial condition, performance or prospects.
There may not be an active trading market for Series A Preferred Stock, which may in turn reduce the market value and your ability to transfer or sell your Series A Preferred Stock.
There are no assurances that there will be an active trading market for our Series A Preferred Stock. The liquidity of any market for the Series A Preferred Stock depends upon the number of stockholders, our results of operations and financial condition, the market for similar securities, the interest of securities dealers in making a market in the Series A Preferred Stock, and other factors. To the extent that an active trading market is not maintained, the liquidity and trading prices for the Series A Preferred Stock may be harmed.
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

Mr. Maxwell, our founder, sole common stock shareholder and Chief Executive Officer, holds all the voting power of our common stock, and holders of Series A Preferred Stock have extremely limited voting rights.

Mr. Maxwell beneficially indirectly owns all the combined voting power of the company's common stock.

Mr. Maxwell has the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, Mr. Maxwell is able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and is able to cause or prevent a change in the composition of our board of directors or a change in control of our company.

So long as Mr. Maxwell continues to hold all our common stock, he will continue to be able to control all matters requiring shareholder approval. This concentration of stock ownership may also adversely affect the trading price of our Series A Preferred Stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling shareholder.

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

Future sales of Series A Preferred Stock in the public market could reduce the price of the Series A Preferred Stock, and may dilute your ownership in us.

We may in the future sell additional shares of preferred stock, including shares of Series A Preferred Stock, on terms that may differ from those we have previously issued. Such shares could rank on parity with or, subject to the voting rights referred to above (with respect to issuances of new series of preferred stock), senior to the Series A Preferred Stock as to distribution rights or rights upon liquidation, winding up or dissolution. The subsequent issuance of additional shares of Series A Preferred Stock, or the creation and subsequent issuance of additional classes of preferred stock on parity with the Series A Preferred Stock, could dilute the interests of the holders of Series A Preferred Stock, and could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock. Any issuance of preferred stock that is senior to the Series A Preferred Stock would not only dilute the interests of the holders of Series A Preferred Stock, but also could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock.
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

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the final regulations promulgated pursuant thereto by the Board of Governors of the Federal Reserve System (“Board”), the LIBOR Act specifies that the replacement benchmark rate on the Series A Preferred Stock following Three-Month LIBOR’s end of publication on June 30, 2023 is Three-Month CME Term SOFR, as administered by CME Group Benchmark Administration, Ltd. (or any successor administrator), plus a tenor spread adjustment of 0.26161%. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act.

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
We qualify as a “controlled company” within the meaning of NASDAQ Global Select Market corporate governance standards because an affiliated holder controls more than 50% of our voting power. Under NASDAQ Global Select Market rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. Our company does not have a nominating and corporate governance committee or a compensation committee of independent directors. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ Global Select Market corporate governance requirements.

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

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risk rests with the Director of Infrastructure. With over 27 years of experience in the field of cybersecurity, the Director of Infrastructure brings a wealth of expertise to his role. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Director of Infrastructure oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All our common equity is indirectly owned by Mr. Maxwell.

Dividends

We have historically paid a cash dividend each quarter to holders of our Series A Preferred Stock. Our ability to pay dividends depends on certain factors, including the terms of our Senior Credit Facility, the performance of our business, cash flows, RCE counts and the margins we receive. Please see “Item 1A – Risk Factors” in this Annual Report for risks related to our ability to pay dividends.

Recent Sales of Unregistered Equity Securities

We have not sold any unregistered equity securities other than as previously reported.

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchase of our Series A Preferred Stock by us during the three months ended December 31, 2024 pursuant to our tender offer.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	—
November 1 - November 30, 2024	—	—	—	—
December 1 - December 31, 2024	187,103	22.50	187,103	—
Total	187,103	$22.50	187,103	—

(1) On November 15, 2024, we initiated a tender offer to purchase up to 800,000 shares of our Series A Preferred Stock. In December 2024, we accepted for purchase of 187,103 shares of Series A Preferred Stock at a purchase price of $22.50, for an aggregate purchase price of approximately $4.2 million.

Stock Performance Graph

The company does not have a class of common stock registered under section 12 of the Securities Exchange Act of 1934.

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
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2024, we operated in 102 utility service territories across 20 states and the District of Columbia.
Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2024, 2023 and 2022, approximately 75%, 75% and 76%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2024, 2023 and 2022, approximately 25%, 25% and 24%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Series A Preferred Stock Tender offer

On December 18, 2024, we purchased 187,103 shares of our Series A Preferred Stock at a purchase price of $22.50 per share, for a total cost of $4.2 million in cash, pursuant to a tender offer for the Series A Preferred Stock commenced in November 2024.

On February 19, 2025, we purchased 6,353 shares of our Series A Preferred Stock at a purchase price of $22.50 per share, in cash, less applicable withholding taxes and without interest, pursuant to a tender offer for the Series A Preferred Stock commenced in January 2025.

On February 27, 2025, we initiated a tender offer to purchase up to 200,000 shares of our Series A Preferred Stock for a purchase price of $24.00 per share, in cash. The number of shares proposed to be purchased represents approximately 5.9% of the outstanding Series A Preferred Stock. The tender offer will expire on Friday, March 28, 2025. If 200,000 shares of Series A Preferred Stock are tendered and purchased pursuant to the tender offer, the aggregate purchase price will be approximately $4.8 million.

On November 18, 2024, we appointed David Bill III to our Board of Directors as an independent director. He will serve as a Class I director and will join the Audit Committee. Additionally, we announced the departure of Kenneth Hartwick from our Board of Directors, effective November 18, 2024. Mr. Hartwick’s departure is not due to any disagreement with the Company.

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

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment as of December 31, 2024, 2023 and 2022:

RCEs:
	December 31,
(In thousands)	2024	2023	2022
Retail Electricity	232	217	201
Retail Natural Gas	156	118	130
Total Retail	388	335	331

The following table details our count of RCEs by geographical location as of December 31, 2024:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	53	23%	13	9%	66	17%
Mid-Atlantic	118	51%	52	33%	170	44%
Midwest	24	10%	24	15%	48	12%
Southwest	37	16%	67	43%	104	27%
Total	232	100%	156	100%	388	100%

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

During the year ended December 31, 2024, we added approximately 127,000 RCEs through our various organic sales channels. We expect our customer growth to continue to increase, however, we are unable to predict the ultimate effect of market conditions on our organic sales, financial results, cash flows, and liquidity at this time.

We continue to target customer growth and seek to increase our customer growth to more historical levels. However, market conditions and regulatory constraints are making this increasingly difficult, and we are unable to predict future organic sales volumes at this time.

We also acquire companies and portfolios of customers through both external and affiliated channels. During the year ended December 31, 2024, we added 82,000 RCEs through acquisitions or asset purchase agreements. Refer to Note 16 “Customer Acquisitions” for further discussion. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions.

RCE Activity

The following table shows our RCE activity during the years ended December 31, 2024, 2023 and 2022.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Net Annual Increase (Decrease)
December 31, 2021	298	110	408	2%
Additions	40	46	86
Attrition	(137)	(26)	(163)
December 31, 2022	201	130	331	(19)%
Additions	118	22	140
Attrition	(102)	(34)	(136)
December 31, 2023	217	118	335	1%
Additions	129	80	209
Attrition	(114)	(42)	(156)
December 31, 2024	232	156	388	16%

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Average monthly attrition rates during 2024, 2023 and 2022 were as follows:

	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2022	3.8%	4.2%	4.0%	3.1%	3.7%
2023	3.4%	3.3%	3.1%	3.1%	3.9%
2024	3.9%	4.0%	4.1%	3.4%	3.9%

Customer attrition during the year ended December 31, 2023 was lower than the year ended December 31, 2022 due to a decrease in commodity prices across the industry.

Customer attrition for the year ended December 31, 2024 was higher than the year ended December 31, 2023 driven primarily by proactive non-renewals in New York due to regulatory changes, along with increased attrition attributed to the new customer book acquisitions in the fourth quarter.

Customer Acquisition Costs

Managing customer acquisition costs is a key component of our profitability. Customer acquisition costs are those costs related to obtaining customers organically and do not include the cost of acquiring customers through acquisitions, which are recorded as customer relationships. For each of the three years ended December 31, 2024, customer acquisition costs were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Customer Acquisition Costs	$9,508	$6,736	$5,870

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

Customer Credit Risk

Approximately 60% of our revenues are derived from customers in utilities where customer credit risk is borne by the utility in exchange for a discount on amounts billed. Where we have customer credit risk, we record bad debt based on an estimate of uncollectible amounts. Our credit loss expense on non-POR revenues was as follows:

	Year Ended December 31,
	2024	2023	2022
Total Non-POR Credit Loss as Percent of Revenue	1.3%	1.7%	3.0%

During the year ended December 31, 2024, we experienced lower credit loss expense versus 2023. In 2024, our continued focus on collection efforts resulted in a decrease in credit loss expense.

During the year ended December 31, 2023, we experienced lower credit loss expense versus 2022. We increased sales activities in non-POR markets in 2023 and focused on collection efforts, as a result of which we experienced a decrease in credit loss expense.

For the years ended December 31, 2024, 2023 and 2022, approximately 60%, 55% and 59%, respectively, of our retail revenues were collected through POR programs where substantially all of our credit risk was with local regulated utility companies. As of December 31, 2024, 2023 and 2022, all of these local regulated utility companies had investment grade ratings. During these same periods, we paid these local regulated utilities a weighted average discount of approximately 1.2%, 1.0% and 0.9%, respectively, of total revenues for customer credit risk protection.

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

Net asset optimization resulted in a loss of $2.3 million, $7.3 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results. These measures for the three years ended December 31, 2024 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Adjusted EBITDA (1)(2)	$58,581	$56,855	$51,793
Retail Gross Margin (3)	$141,996	$136,650	$114,815
(1) Adjusted EBITDA for the year ended December 31, 2024 and December 31, 2023 includes $2.4 million and 0.8 million add back related to merger agreement expense, respectively.
(2) Adjusted EBITDA for the year ended December 31, 2022 includes a deduction of $5.2 million related to proceeds received under an ERCOT (winter storm Uri) securitization mechanism in June 2022.
(3) Retail Gross Margin for year ended December 31, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (winter     storm Uri) securitization mechanism in June 2022.

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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$61,075	$26,105	$11,203
Depreciation and amortization	9,446	9,102	16,703
Interest expense	6,943	9,334	7,204
Income tax expense	16,259	11,142	6,483
EBITDA	93,723	55,683	41,593
Less:
Net, (loss) gain on derivative instruments	(3,720)	(71,493)	17,821
Net, cash settlements on derivative instruments	34,148	66,632	(35,801)
Customer acquisition costs	9,508	6,736	5,870
Plus:
Non-cash compensation expense	2,411	2,295	3,252
Non-recurring event - winter storm Uri	—	—	(5,162)
Merger agreement expense	2,383	752	—
Adjusted EBITDA	$58,581	$56,855	$51,793

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$50,484	$49,315	$16,207
Amortization of deferred financing costs	(852)	(825)	(1,125)
Bad debt expense	(2,469)	(3,442)	(6,865)
Interest expense	6,943	9,334	7,204
Income tax expense	16,259	11,142	6,483
Non-recurring event - winter storm Uri	—	—	(5,162)
Merger agreement expense	2,383	752	—
Changes in operating working capital
Accounts receivable, prepaids, current assets	(734)	(17,159)	34,731
Inventory	(987)	(1,281)	2,423
Accounts payable, accrued liabilities, current liabilities	(3,380)	15,206	(884)
Other	(9,066)	(6,187)	(1,219)
Adjusted EBITDA	$58,581	$56,855	$51,793
Cash Flow Data:
Cash flows provided by operating activities	$50,484	$49,315	$16,207
Cash flows used in investing activities	$(4,727)	$(1,435)	$(6,871)
Cash flows used in financing activities	$(18,093)	$(40,636)	$(49,305)

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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of Retail Gross Margin to Gross Profit:
Total Revenues	$398,868	$435,192	$460,493
Less:
Retail cost of revenues	230,791	310,744	357,096
Gross Profit	$168,077	$124,448	$103,397
Less:
Net asset optimization expense	(2,326)	(7,326)	(2,322)
Net, (loss) gain on non-trading derivative instruments	(4,464)	(70,304)	17,305
Net, cash settlements on non-trading derivative instruments	32,871	65,428	(35,966)
Non-recurring event - winter storm Uri	—	—	9,565
Retail Gross Margin	$141,996	$136,650	$114,815
Retail Gross Margin - Retail Electricity Segment (1)	$93,669	$87,566	$82,749
Retail Gross Margin - Retail Natural Gas Segment	$47,865	$47,489	$32,066
Retail Gross Margin - Other	$462	$1,595	$—

(1) Retail Gross Margin for year ended December 31, 2022 includes a deduction of $9.6 million related to proceeds received under an ERCOT (winter storm Uri) securitization mechanism in June 2022. See further discussion below.

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

Consolidated Results of Operations

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Revenues:
Retail revenues	$399,418	$439,360	$462,815
Net asset optimization expense	(2,326)	(7,326)	(2,322)
Other revenue	1,776	3,158	—
Total Revenues	398,868	435,192	460,493
Operating Expenses:
Retail cost of revenues	230,791	310,744	357,096
General and administrative expense	74,453	68,874	61,933
Depreciation and amortization	9,446	9,102	16,703
Total Operating Expenses	314,690	388,720	435,732
Operating income	84,178	46,472	24,761
Other (expense)/income:
Interest expense	(6,943)	(9,334)	(7,204)
Interest and other income	99	109	129
Total Other (Expenses)/Income	(6,844)	(9,225)	(7,075)
Income before income tax expense	77,334	37,247	17,686
Income tax expense	16,259	11,142	6,483
Net income	$61,075	$26,105	$11,203
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$58,581	$56,855	$51,793
Retail Gross Margin (1) (3)	$141,996	$136,650	$114,815
Customer Acquisition Costs	$9,508	$6,736	$5,870
RCE Attrition	3.9%	3.4%	3.8%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(10,664)	$(7,182)	$(26,014)

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures
(2) Adjusted EBITDA for the year ended December 31, 2024 and December 31, 2023 includes $2.4 million and $0.8 million add back related to merger agreement expense, respectively.
.(3) Retail Gross Margin for the year ended December 31, 2022 includes a deduction of $9.6 million non-recurring credit related to winter storm Uri add back in 2021.

Total Revenues. Total revenues for the year ended December 31, 2024 were approximately $398.9 million, a decrease of approximately $36.3 million, or 8%, from approximately $435.2 million for the year ended December 31, 2023. This decrease was primarily due to lower electricity and gas unit revenue as a result of decreased electricity and gas rates, partially offset by higher electricity and gas volumes sold as a result of a larger electricity and gas customer book during 2024 as compared to 2023. Total revenues for the year ended December 31, 2023 decreased approximately $25.3 million, or 5%, from approximately $460.5 million for the year ended December 31, 2022. This decrease was primarily due to lower electricity volumes sold as a result of a smaller electricity customer book during 2023 as compared to 2022 offset by an increase in electricity unit revenue per MWh.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024 vs. 2023	2023 vs. 2022
Change in electricity volumes sold	$4.4	$(60.6)
Change in natural gas volumes sold	3.5	(2.9)
Change in electricity unit revenue per MWh	(32.6)	36.3
Change in natural gas unit revenue per MMBtu	(15.3)	3.7
Change in net asset optimization (expense) revenue	5.0	(5.0)
Change in other revenue	(1.3)	3.2
Change in total revenues	$(36.3)	$(25.3)

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2024 was approximately $230.8 million, a decrease of approximately $79.9 million, or 26%, from approximately $310.7 million for the year ended December 31, 2023. This decrease was primarily due to lower electricity and gas costs due to lower electricity commodity price environment in 2024 and a change in our retail derivative portfolio, partially offset by higher electricity and gas volumes sold as a result of a larger electricity and gas customer book during 2024 as compared to 2023. Total retail cost of revenues for the year ended December 31, 2023 decreased approximately $46.4 million, or 13%, from approximately $357.1 million for the year ended December 31, 2022. This decrease was primarily due to lower electricity volumes sold as a result of a smaller electricity customer book during 2023 as compared to 2022, offset by an increase in electricity supply costs due to higher electricity commodity price environment in 2023.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2024, 2023, and 2022 are as follows:

	2024 vs. 2023	2023 vs. 2022
Change in electricity volumes sold	$3.2	$(46.4)
Change in natural gas volumes sold	2.0	(2.1)
Change in electricity unit cost per MWh	(37.5)	17.3
Change in electricity unit cost per MWh - winter storm Uri	—	9.6
Change in natural gas unit cost per MMBtu	(14.2)	(12.5)
Change in value of retail derivative portfolio	(33.3)	(13.8)
Change in other costs	(0.1)	1.5
Change in retail cost of revenues	$(79.9)	$(46.4)

General and Administrative Expense. General and administrative expense for the year ended December 31, 2024 was approximately $74.5 million, an increase of approximately $5.6 million, or 8%, as compared to $68.9 million for the year ended December 31, 2023. This increase was primarily attributable to an increase in stock compensation expense and legal fees, both of which were related to the Merger in 2024, and an increase in legal and regulatory expense in 2024 compared to 2023. General and administrative expense for the year ended December 31, 2023 increased approximately $7.0 million, or 11%, as compared to $61.9 million for the year ended December 31, 2022. This increase was primarily attributable to higher employee costs and an increase in sales and marketing due to increased sales activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2024 was approximately $9.4 million, an increase of approximately $0.3 million, or 4%, from approximately $9.1 million for the year ended December 31, 2023. This increase was primarily due to the increased amortization expense associated with customer relationship intangibles that were acquired in 2024 . Depreciation and amortization expense for the year ended December 31, 2023 decreased approximately $7.6 million, or 46%, from approximately $16.7 million for the year ended December 31, 2022. This decrease was primarily due to the decreased amortization expense associated with customer relationship intangibles.

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2024 was approximately $9.5 million, an increase of approximately $2.8 million, or 41%, from approximately $6.7 million for the year ended December 31, 2023. This increase was primarily due to increased sales activity in 2024 as compared to 2023. Customer acquisition cost for the year ended December 31, 2023 increased approximately $0.8 million, or 14% from approximately $5.9 million for the year ended December 31, 2022. This increase was primarily due to increased sales activity in 2023 as compared to 2022.

Operating Segment Results

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$300,347	$328,466	$352,750
Retail Cost of Revenues	186,246	240,979	275,701
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	20,432	(79)	(15,265)
Non-recurring event - winter storm Uri	—	—	9,565
Retail Gross Margin (1) —Electricity	$93,669	$87,566	$82,749
Volumes—Electricity (MWhs)	2,035,597	2,008,947	2,433,906
Retail Gross Margin (2) —Electricity per MWh	$46.02	$43.59	$34.00

Retail Natural Gas Segment
Total Revenues	$99,071	$110,894	$110,065
Retail Cost of Revenues	43,231	68,202	81,395
Less: Net Gains (Losses) on non-trading derivatives, net of cash settlements	7,975	(4,797)	(3,396)
Retail Gross Margin (1) —Gas	$47,865	$47,489	$32,066
Volumes—Gas (MMBtus)	11,603,745	11,252,862	11,558,952
Retail Gross Margin (2) —Gas per MMBtu	$4.12	$4.22	$2.77

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

Total revenues for the Retail Electricity Segment for the year ended December 31, 2024 were approximately $300.3 million, a decrease of approximately $28.2 million, or 9%, from approximately $328.5 million for the year ended December 31, 2023. This decrease was largely due to lower electricity prices, resulting in a decrease of $32.6 million, partially offset by higher volumes sold, which resulted in an increase of $4.4 million. Total revenues for the Retail Electricity Segment for the year ended December 31, 2023 decreased approximately $24.3 million, or 7%, from approximately $352.8 million for the year ended December 31, 2022. This decrease was largely due to lower volumes sold, resulting in a decrease of $60.6 million. This decrease was partially offset by higher electricity prices, which resulted in an increase of $36.3 million.

Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2024 was approximately $186.2 million, a decrease of approximately $54.8 million, or 23%, from approximately $241.0 million for the year ended December 31, 2023. This decrease was primarily due to lower electricity costs of $37.5 million due to lower commodity price environment in 2024, a change in the value of our retail derivative portfolio used in hedging of $20.5 million, partially offset by higher volumes sold, resulting in a increase of $3.2 million. Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2023 decreased approximately $34.7 million, or 13%, from approximately $275.7 million for the year ended December 31, 2022. This decrease was primarily due to lower volumes sold, resulting in a decrease of $46.4 million and a decrease of $15.2 million due to a change in the value of our retail derivative portfolio used in hedging and a credit of $9.6 million related to winter storm Uri received in 2022 from ERCOT which did not reoccur again in 2023). This was offset by an increase in electricity costs of $17.3 million due to higher commodity price environment in 2023.

Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2024 was approximately $93.7 million, an increase of approximately $6.1 million, or 7%, as compared to the year ended December 31, 2023, and 2023 increased approximately $4.8 million or 6% as compared to December 31, 2022 as indicated in the table below (in millions).

	2024 vs. 2023	2023 vs. 2022
Change in volumes sold	$1.2	$(14.2)
Change in unit margin per MWh	4.9	19.0
Change in retail electricity segment retail gross margin	$6.1	$4.8

Electricity unit margin improved in 2024 compared to prior year as a result of lower electricity cost resulting in higher unit margin per MWh sold. Unit margins improved in 2023 compared to prior year as a result of higher electricity prices resulting and higher unit margin per MWh sold.

The volumes of electricity sold increased from 2,008,947 MWh for the year ended December 31, 2023 to 2,035,597 MWh for the year ended December 31, 2024. This increase was primarily due to a larger customer book during 2024. The volumes of electricity sold decreased from 2,433,906 MWh for the year ended December 31, 2022 to 2,008,947 MWh for the year ended December 31, 2023. This decrease was primarily due to a smaller customer book in 2023.
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2024 were approximately $99.1 million, a decrease of approximately $11.8 million, or 11%, from approximately $110.9 million for the year ended December 31, 2023. This decrease was primarily attributable to lower rates, which resulted in an decrease in total revenues of $15.3 million, partially offset by a increase in volumes of $3.5 million related to customer book purchase in 2024. Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2023 increased by approximately $0.8 million, or 1%, from approximately $110.1 million for the year ended December 31, 2022. This increase was primarily attributable to higher rates, which resulted in an increase in total revenues of $3.7 million, partially offset by a decrease in volumes of $2.9 million.

Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2024 were approximately $43.2 million, a decrease of approximately $25.0 million, or 37%, from approximately $68.2 million for the year ended December 31, 2023. The decrease was primarily due to lower supply costs of $14.2 million, decrease of $12.8 million due to change in the fair value of our retail derivative portfolio used for hedging, offset by higher volumes of $2.0 million. Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2023, a decreased approximately $13.2 million, or 16%, from approximately $81.4 million for the year ended December 31, 2022. The decrease was primarily due to lower supply costs of $12.5 million, lower volumes of $2.1 million, offset by an increase of $1.4 million due to change in the fair value of our retail derivative portfolio used for hedging.

Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2024 was approximately $47.9 million, an increase of approximately $0.4 million, or 1% from approximately $47.5 million for the year ended December 31, 2023, and 2023 increased approximately $15.4 million or 48% from approximately $32.1 million for the year ended December 31, 2022 as indicated in the table below (in millions).

	2024 vs. 2023	2023 vs. 2022
Change in volumes sold	$1.5	$(0.8)
Change in unit margin per MMBtu	(1.1)	16.2
Change in retail natural gas segment retail gross margin	$0.4	$15.4
Natural Gas unit margins decreased in 2024 compared to prior year primarily as a result of the lower natural gas prices in 2024. Natural Gas unit margins improved in 2023 compared to prior year primarily as a result of the lower natural cost supply costs in 2023.
The volumes of natural gas sold increased from 11,252,862 MMBtu for the year ended December 31, 2023 to 11,603,745 MMBtu for the year ended December 31, 2024. This increase was primarily due to a larger customer book in 2024 compared to 2023. The volumes of natural gas sold decreased from 11,558,952 MMBtu for the year ended December 31, 2022 to 11,252,862 MMBtu for the year ended December 31, 2023. This decrease was primarily due to a smaller customer book in 2023 compared to 2022.
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

We believe that cash generated from operations and our available liquidity sources will be sufficient to sustain current operations and to pay required taxes. Our ability to pay dividends to the holders of Series A Preferred Stock in the future will ultimately depend on our RCE count, margins, profitability and cash flow, and the covenants under our Senior Credit Facility.

Liquidity Position
The following table details our available liquidity as of December 31, 2024:

December 31,
($ in thousands)	2024
Cash and cash equivalents	$53,150
Senior Credit Facility Availability (1)	73,379
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$151,529
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of December 31, 2024.
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

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$50,484	$49,315	$16,207
Net cash used in by investing activities	$(4,727)	$(1,435)	$(6,871)
Net cash used in financing activities	$(18,093)	$(40,636)	$(49,305)

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2024 increased by $1.2 million compared to the year ended December 31, 2023. The increase was primarily the result of higher net income in 2024 coupled with other changes in working capital. Cash flows provided by operating activities for the year ended December 31, 2023 increased by $33.1 million compared to the year ended December 31, 2022. The increase was primarily the result of higher net income in 2023 coupled with other changes in working capital.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $3.3 million for the year ended December 31, 2024. The increase was primarily the result of customer acquisitions during the year ended December 31, 2024. Cash flows used in investing activities decreased by $5.4 million for the year ended December 31, 2023. The decrease was primarily the result of customer acquisitions during the year ended December 31, 2022 that did not reoccur in 2023.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $22.5 million for the year ended December 31, 2024. The decrease in cash flows used in financing activities was primarily due to net paydown of of sub-debt of $20.0 million in 2023 that we did not have in 2024, and net borrowing of $12.0 million from our Senior Credit Facility for the year ended December 31, 2024, offset by $4.2 million used in buyback of Series A Preferred Stock, and $7.3 million in distributions to our non-controlling interest. Cash flows used in financing activities decreased by $8.7 million for the year ended December 31, 2023. This was primarily due to a decrease in net paydown of our Senior Credit Facility of $32.0 million, a decrease in dividends paid to Class A common stockholders of $8.6 million, a decrease in distribution to non-controlling unitholders of $10.2 million, offset by net paydown of sub-debt of $20.0 million for the year ended December 31, 2023 compared to net borrowing of sub-debt of $20.0 million for the year ended December 31, 2022.
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

As of December 31, 2024, we had total commitments of $205.0 million under our Senior Credit Facility, of which $131.6 million was outstanding, including $25.6 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of December 31, 2024, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of December 31, 2024, we had availability to borrow up to $73.4 million under the Senior Credit Facility.

Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

Amended and Restated Subordinated Debt Facility

In connection with entering into the Senior Credit Facility, we entered into an amended and restated subordinated promissory note (the “Subordinated Debt Facility”), which allows us to draw advances in increments of no less than $1.0 million per advance up to $25.0 million through January 31, 2028.

See Note 9 "Debt" in the notes to our condensed consolidated financial statements for further information.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at December 31, 2024 was $131.6 million, including $25.6 million of outstanding letters of credit. The current variable interest rate on the facility at December 31, 2024 was 7.59%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the years ended December 31, 2024 and 2023, we spent a total of $9.5 million and $6.7 million, respectively, on organic customer acquisitions.

During the years ended December 31, 2024 and 2023, we spent a total of 3.2 million and zero, respectively, on customer book acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the year ended December 31, 2024 included approximately $1.6 million related to information systems improvements.

Dividends and Distributions

For the year ended December 31, 2024, we paid $0.5 million in dividends to holders of our Class A common stock. In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of Class B common stock (our non-controlling interest holders). As a result, during the year ended December 31, 2024, Spark HoldCo made distributions of zero to our non-controlling interest holders related to the dividend payments to our Class A shareholders.

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock.

During the year ended December 31, 2024, we paid $10.9 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2024, we had accrued $2.4 million related to dividends to holders of our Series A Preferred Stock, which we paid on January 15, 2025. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock.

On January 15, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.69635 per share for the Series A Preferred Stock. Dividends on the Series A Preferred Stock will be paid on April 15, 2025 to holders of record on April 1, 2025. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

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

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2024 (in millions):

	Total	2025	2026	2027	2028	2029	> 5 years
Purchase obligations:
Pipeline transportation agreements	$5.6	$3.9	$0.9	$0.6	$0.2	$—	$—
Other purchase obligations (1)	7.8	5.3	2.3	0.2	—	—	—
Total purchase obligations	$13.4	$9.2	$3.2	$0.8	$0.2	$—	$—
Senior Credit Facility	$106.0	$—	$—	$106.0	$—	$—	$—
Debt	$106.0	$—	$—	$106.0	$—	$—	$—

(1)     The amounts presented here include contracts for billing services and other software agreements to support our operations.

As of December 31, 2024, we had no material "off-balance sheet arrangements."

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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses. The goodwill on our consolidated balance sheet as of December 31, 2024 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that is engaged in business activities from which it may earn revenues and incur expenses, has operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and has discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our annual assessment, absent a triggering event is as of October 31 of each year. On October 31, 2024, we performed a quantitative assessment of goodwill in accordance with guidance from ASC 350, in which we compared our estimate of the fair value of our reporting units with their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value. All of these assessments and calculations, including the determination of whether a triggering event has occurred to undertake an assessment of goodwill involve a high degree of judgment.

We completed our annual assessment of goodwill impairment at October 31, 2024, and the test indicated no impairment.

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
Our net gain/(loss) on our non-trading derivative instruments, net of cash settlements, was $28.4 million and $(4.9) million for the years ended December 31, 2024 and December 31, 2023, respectively.
We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” of this Annual Report.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2024, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 446,837 MMBtu. An increase of 10% in the market prices (NYMEX) from their December 31, 2024 levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their December 31, 2024 levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of December 31, 2024, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 169,553 MWhs. An increase of 10% in the forward market prices from their December 31, 2024 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.2 million. Likewise, a decrease of 10% in the forward market prices from their December 31, 2024 levels would have increased the fair market value of our non-trading energy derivatives by $1.2 million.
Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 60%, 55% and 59% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies as of December 31, 2024, 2023 and 2022, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 1.2%, 1.0% and 0.9%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2024, 2023 and 2022 was approximately 1.3%, 1.7% and 3.0% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2024.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2024 and 2023, approximately $4.4 million and $2.1 million of our total exposure of $6.1 million and $2.8 million, respectively, was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2024 and 2023.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At December 31, 2024, we were co-borrowers under the Senior Credit Facility, under which $106.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2024, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million.

On and after April 15, 2022, our Series A Preferred Stock accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock. Following the cessation of the publication of U.S. LIBOR on June 30, 2023, we use Three Month CME Term SOFR plus a tenor spread of 0.26161 percent (or 26.161 bps) to calculate the dividend rate on the Series A Preferred Stock pursuant to the rules of the Adjustable Interest Rate (LIBOR) Act. During the year ended December 31, 2024, we paid $10.9 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2024, based on the Series A Preferred Stock outstanding on December 31, 2024, a 1.0% increase in interest rates would have resulted in additional dividends of $0.9 million for the year.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Via Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Via Renewables, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Derivative Instruments

As described further in Note 6 to the consolidated financial statements, the Company has recognized $15.4 million in gross derivative assets and $4.1 million in gross derivative liabilities as of December 31, 2024. We identified the completeness and accuracy of derivatives as a critical audit matter.

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
Houston, Texas

March 6, 2025

VIA RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,150	$42,595
Restricted cash	17,109	—
Accounts receivable, net of allowance for credit losses of $2,950 and $4,496 as of December 31, 2024 and 2023, respectively	65,442	63,246
Accounts receivable—affiliates	4,119	4,683
Inventory	2,137	3,124
Fair value of derivative assets	8,685	909
Customer acquisition costs, net	7,051	5,154
Customer relationships, net	8,020	342
Deposits	4,330	6,897
Renewable energy credit asset	23,481	25,456
Other current assets	10,247	6,567
Total current assets	203,771	158,973
Property and equipment, net	5,231	4,710
Fair value of derivative assets	478	91
Customer acquisition costs, net	2,141	1,835
Customer relationships, net	3,500	139
Deferred tax assets	6,088	15,282
Goodwill	120,343	120,343
Other assets	3,387	2,461
Total Assets	$344,939	$303,834
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$37,176	$29,524
Accounts payable—affiliates	157	472
Accrued liabilities	19,778	15,094
Renewable energy credit liability	15,832	15,706
Fair value of derivative liabilities	1,701	19,141
Other current liabilities	58	59
Total current liabilities	74,702	79,996
Long-term liabilities:
Fair value of derivative liabilities	55	54
Long-term portion of Senior Credit Facility	106,000	97,000
Subordinated debt—affiliate	—	—
Total liabilities	180,757	177,050
Commitments and contingencies (Note 13)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,380,440 shares issued and outstanding at December 31, 2024 and 3,567,543 issued and outstanding at December 31, 2023	83,221	88,065
Stockholders' equity:
Common Stock :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,529,602 shares issued and 3,529,602 shares outstanding at December 31, 2024 and 3,261,620 shares issued and 3,232,701 shares outstanding at December 31, 2023	35	32

Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 3,793,727 issued and outstanding at December 31, 2024 and 4,000,000 issued and outstanding at December 31, 2023	38	40
Additional paid-in capital	39,719	40,002
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	26,981	8,972
Treasury stock, at cost, 0 and 28,918 at December 31, 2024 and December 31, 2023	—	(2,406)
Total stockholders' equity	66,733	46,600
Non-controlling interest in Spark HoldCo, LLC	14,228	(7,881)
Total equity	80,961	38,719
Total Liabilities, Series A Preferred Stock and stockholders' equity	$344,939	$303,834

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Retail revenues	$399,418	$439,360	$462,815
Net asset optimization expense	(2,326)	(7,326)	(2,322)
Other revenue	1,776	3,158	—
Total revenues	398,868	435,192	460,493
Operating expenses:
Retail cost of revenues	230,791	310,744	357,096
General and administrative	74,453	68,874	61,933
Depreciation and amortization	9,446	9,102	16,703
Total operating expenses	314,690	388,720	435,732
Operating income	84,178	46,472	24,761
Other (expense)/income:
Interest expense	(6,943)	(9,334)	(7,204)
Interest and other income	99	109	129
Total other (expense)/income	(6,844)	(9,225)	(7,075)
Income before income tax expense	77,334	37,247	17,686
Income tax expense	16,259	11,142	6,483
Net income	$61,075	$26,105	$11,203
Less: Net income attributable to non-controlling interest	32,820	11,130	3,625
Net income attributable to Via Renewables, Inc. stockholders	$28,255	$14,975	$7,578
Less: Dividend on Series A preferred stock	10,246	10,619	8,054
Net income (loss) attributable to stockholders of Class A common stock	$18,009	$4,356	$(476)
Other comprehensive income (loss), net of tax:
Comprehensive income	$61,075	$26,105	$11,203
Less: Comprehensive income attributable to non-controlling interest	32,820	11,130	3,625
Comprehensive income attributable to Via Renewables, Inc. stockholders	$28,255	$14,975	$7,578

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$5.48	$1.36	$(0.15)
Diluted	$5.48	$1.36	$(0.15)

Weighted average shares of Class A common stock outstanding
Basic	3,286	3,211	3,156
Diluted	3,286	3,211	3,156

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2021:	3,159	4,000	(29)	$32	$40	$(2,406)	$(40)	$53,918	$173	$51,717	$(3,168)	$48,549
Stock based compensation	—	—	—	—	—	—	—	3,121		3,121	—	3,121
Restricted stock unit vesting	42	—	—	—	—	—	—	(469)	—	(469)	—	(469)
Consolidated net income (loss)	—	—	—	—	—	—	—	—	7,578	7,578	3,625	11,203
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(14,553)	(14,553)
Dividends paid to Class A common stockholders ($3.625 per share)	—	—	—	—	—	—	—	(11,461)	—	(11,461)	—	(11,461)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,376)	(5,678)	(8,054)	—	(8,054)
Changes in ownership interest	—	—	—	—	—	—	—	138	—	138	(138)	—
Balance at 12/31/2022:	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—		—	—	—	2,266	—	2,266	—	2,266
Restricted stock unit vesting	47		—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	14,975	14,975	11,130	26,105
Stock issued- reverse stock split	14									—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,308)	(4,308)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(8,076)	(10,620)	—	(10,620)
Changes in ownership interest	—	—	—	—	—	—	—	469	—	469	(469)	—
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—		—	—	—	1,720	—	1,720	—	1,720
Restricted stock unit vesting	62		—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	28,255	28,255	32,820	61,075
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643

Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(10,162)	(10,162)
Distribution to controlling interest	206	(206)	—	2	(2)	—	—	(502)	—	(502)	—	(502)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(10,246)	(10,246)	—	(10,246)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Changes in ownership interest	—	—	—	—	—	—	—	1,192	—	1,192	(1,192)	—
Balance at December 31, 2024	3,530	3,794	—	$35	$38	$—	$(40)	$39,719	$26,981	$66,733	$14,228	$80,961
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$61,075	$26,105	$11,203
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization expense	9,446	9,102	16,703
Deferred income taxes	10,163	5,154	1,962
Stock based compensation	2,411	2,295	3,252
Amortization of deferred financing costs	852	825	1,125
Bad debt expense	2,469	3,442	6,865
Gain (loss) on derivatives, net	3,720	71,493	(17,821)
Current period cash settlements on derivatives, net	(34,148)	(66,632)	35,643
Other	234	196	26
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,664)	14,777	(21,620)
Decrease (increase) in accounts receivable - affiliates	564	1,772	(2,636)
Decrease (increase) in inventory	987	1,281	(2,423)
Decrease in customer acquisition costs	(9,508)	(6,736)	(5,870)
Decrease (increase) in prepaid and other current assets	4,834	610	(10,475)
(Increase) decrease in other assets	(1,331)	854	(502)
Increase (decrease) in accounts payable and accrued liabilities	3,695	(15,149)	2,707
Decrease (increase) in accounts payable—affiliates	(315)	207	(226)
Decrease in other current liabilities	—	(264)	(1,597)
Decrease in other non-current liabilities	—	(17)	(109)
Net cash provided by operating activities	50,484	49,315	16,207
Cash flows from investing activities:
Purchases of property and equipment	(1,577)	(1,435)	(2,153)
Acquisition of Customers	(3,150)	—	(4,718)
Net cash used in investing activities	(4,727)	(1,435)	(6,871)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(4,232)	—	—
Borrowings on notes payable	586,000	377,000	289,000
Payments on notes payable	(577,000)	(380,000)	(324,000)
Net (paydown) borrowings on subordinated debt facility	—	(20,000)	20,000
Contribution for cash settlement of merger	643	—	—
Restricted stock vesting	(1,013)	(186)	(663)
Payment of dividends to Class A common stockholders	—	(2,874)	(11,461)
Payment of distributions to non-controlling unitholders	(11,633)	(4,308)	(14,553)
Payment of Preferred Stock dividends	(10,858)	(10,268)	(7,628)
Net cash used in financing activities	(18,093)	(40,636)	(49,305)
Increase (decrease) in Cash and cash equivalents and Restricted Cash	27,664	7,244	(39,969)
Cash and cash equivalents and Restricted cash—beginning of period	42,595	35,351	75,320
Cash and cash equivalents and Restricted cash—end of period	$70,259	$42,595	$35,351
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$70	$(4)	$(4)
Cash paid during the period for:
Interest	$6,064	$8,636	$5,561
Taxes	$10,562	$3,425	$865
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

On June 13, 2024, we consummated the previously announced Merger contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 29, 2023, by and among the Company, Retailco, and Merger Sub, pursuant to which Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation in the Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. As a result, each previously outstanding share of Class A common stock was converted into the right to receive $11.00 per share at the closing of the Merger (other than: (i) shares of Class A common stock held (a) by the Company or any subsidiary of the Company, or (b) held or beneficially owned by Mr. Maxwell and any person or entity controlled by Mr. Maxwell, including Retailco, Merger Sub and NuDevco Retail, and other than certain dissenting shares). As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.
Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. The Company periodically assesses the financial condition of the institutions where these funds are held and believes that its credit risk is minimal with respect to these institutions.

Restricted Cash

As part of the customer acquisitions in April 2024 and October 2024, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers and other conditions of the asset purchase agreement are met, we make payments to the sellers from the escrow account. As of December 31, 2024, the balance in the escrow account was $15.9 million. See Note 16 "Customer Acquisitions" for further discussion.

As of December 31 2024, we have $1.2 million in escrow account related to Maine regulatory settlement. See Note 13. "Commitments and Contingencies" for further discussion.

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

As of December 31, 2024 and 2023, the Company also holds approximately $0.1 million and $0.5 million, respectively of wireless device inventory which is valued at the lower of cost or net realizable value.

Customer Acquisition Costs

The Company capitalizes direct response advertising costs that consist primarily of hourly and commission-based telemarketing costs, door-to-door agent commissions and other direct advertising costs associated with proven customer generation in its balance sheet. These costs are amortized over one to two years.

As of December 31, 2024 and 2023, the net customer acquisition costs were $9.2 million and $7.0 million, respectively, of which $7.1 million and $5.2 million were recorded in current assets, and $2.1 million and $1.8 million were recorded in non-current assets. Amortization of customer acquisition costs was $7.1 million, $4.8 million, and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is recorded in depreciation and amortization in the Consolidated Statements of Operations. Customer acquisition costs do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of such costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience. No impairments of customer acquisition costs were recorded for the years ended December 31, 2024, 2023 and 2022.

Customer Relationships

Customer contracts recorded as part of mergers or acquisitions are reflected as customer relationships in our balance sheet. The Company has recorded capitalized customer relationship of $8.0 million and $0.3 million, net of amortization, as current assets as of December 31, 2024 and 2023, respectively, and $3.5 million and $0.1 million, net of amortization, as non-current assets as of December 31, 2024 and 2023, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which ranges from eighteen months to three years.

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

During the twelve months ended December 31, 2022, the Company changed the estimated average life for Customer Relationships — Other from three years to eighteen months resulting in approximately $0.9 million of additional amortization recorded in the twelve months ended December 31, 2022. Customer relationship amortization expense was $0.8 million, $2.5 million, and $12.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of customer relationships were recorded for the years ended December 31, 2024, 2023 and 2022.

Trademarks

We record trademarks as part of our acquisitions which represent the value associated with the recognition and positive reputation of an acquired company to its target markets. This value would otherwise have to be internally developed through significant time and expense or by paying a third party for its use. These intangibles are amortized over the estimated ten-year life of the trademark on a straight-line basis.

The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. As of December 31, 2024 and 2023, we had recorded $2.0 million and $2.4 million related to these trademarks in other assets. Amortization expense was $0.4 million, $0.4 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of trademarks were recorded for the years ended December 31, 2024, 2023 and 2022.
Deferred Financing Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the straight-line method over the life of the related long-term debt. These costs are included in other assets in our consolidated balance sheets.

Property and Equipment

The Company records property and equipment at historical cost. Depreciation expense is recorded on a straight-line method based on estimated useful lives, which range from 2 to 7 years, along with estimates of the salvage values of the assets. When items of property and equipment are sold or otherwise disposed of, any gain or loss is recorded in the consolidated statements of operations.

The Company capitalizes costs associated with certain of its internal-use software projects. Costs capitalized are those incurred during the application development stage of projects such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the project are expensed in the period incurred, including costs associated with formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are also capitalized. Capitalized interest costs for the years ended December 31, 2024, 2023 and 2022 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2024 is associated with both our Retail Natural Gas and Retail Electricity segments. We determine our segments, which are also considered our reporting units, by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

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

In accordance with our accounting policy, we completed our annual assessment of goodwill impairment as of October 31, 2024 during the fourth quarter of 2024, using a quantitative assessment approach, and the test indicated no impairment.

Treasury Stock

Treasury stock consists of Company's own common stock that has been issued, but subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. We use the cost method to account for treasury shares. As of the date of the Merger, the number of shares of treasury stock was reduced to zero.

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

Our asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation transactions, meet the definition of trading activities and are recorded on a net basis in the consolidated statements of operations in net asset optimization revenues. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $23.0 million, $24.6 million and $86.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and recorded asset optimization costs of revenues of $25.3 million, $31.9 million and $89.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are presented on a net basis in asset optimization revenues in the Consolidated Statements of Operations.

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

Natural Gas Imbalances

The consolidated balance sheets include natural gas imbalance receivables and payables, which primarily result when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at their estimated net realizable value. The Company recorded an imbalance receivable of $0.1 million and $0.2 million in other current assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
The Company recorded an imbalance payable of zero and zero in other current liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2024 and 2023 our accrued liabilities included income tax payable of $1.5 million and $2.5 million, respectively. During the year ended December 31, 2024 and 2023 our other current assets included income tax receivable of $5.4 million and $2.1 million, respectively.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The amendments in the ASU improve reportable segment disclosures by adding and enhancing annual and interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. We adopted ASU 2023-07 effective January 1, 2024, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements. See Note 15. Segment Reporting Information in the accompanying notes to the consolidated financial statements for further detail.

New Accounting Standards Being Evaluated/Standards Not yet adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 seeks to improve information about cost of sales and selling, general, and administrative expenses to assist investors in better understanding an entity’s cost structure and forecasting future cash flows. The updated guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

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

Reportable Segments
	Years ended December 31, 2024			Years ended December 31, 2023			Years ended December 31, 2022
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments	Retail Electricity	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$89,318	$10,591	$99,909	$115,129	$8,937	$124,066	$111,332	$10,284	$121,616
Mid-Atlantic	122,272	36,901	159,173	111,599	39,860	151,459	114,994	49,626	164,620
Midwest	28,744	17,796	46,540	31,353	18,578	49,931	39,658	22,436	62,094
Southwest	60,013	33,783	93,796	70,385	43,519	113,904	86,766	27,719	114,485
	$300,347	$99,071	$399,418	$328,466	$110,894	$439,360	$352,750	$110,065	$462,815

Customer type
Commercial	$44,640	$49,456	$94,096	$40,356	$60,111	$100,467	$42,439	$53,504	$95,943
Residential	257,408	43,912	301,320	288,482	59,175	347,657	309,503	51,465	360,968
Unbilled revenue (b)	(1,701)	5,703	4,002	(372)	(8,392)	(8,764)	808	5,096	5,904
	$300,347	$99,071	$399,418	$328,466	$110,894	$439,360	$352,750	$110,065	$462,815

Customer credit risk
POR	$192,662	$48,025	$240,687	$191,355	$50,439	$241,794	$212,374	$62,962	$275,336
Non-POR	107,685	51,046	158,731	137,111	60,455	197,566	140,376	47,103	187,479
	$300,347	$99,071	$399,418	$328,466	$110,894	$439,360	$352,750	$110,065	$462,815

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

(c) Retail Electricity includes services.

Reconciliation to Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Year Ended December 31,
	2024	2023	2022
Total Reportable Segments Revenue	$399,418	$439,360	$462,815
Net asset optimization expense	(2,326)	(7,326)	(2,322)
Other Revenue	1,776	3,158	—
Total Revenues	$398,868	$435,192	$460,493

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the year ended December 31, 2024, 2023 and 2022 our retail revenues included gross receipts taxes of $1.1 million, $1.0 million and $1.3 million respectively. During the year ended December 31, 2024, 2023 and 2022, our retail cost of revenues included gross receipts taxes of $5.6 million, $5.2 million and $5.2 million, respectively.

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

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $2.5 million, $3.4 million and $6.9 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

A rollforward of our allowance for credit losses for the year ended December 31, 2024 is presented in the table below (in thousands):

Balance at December 31, 2023	$(4,496)
Bad debt provision	(2,469)
Write-offs	4,150
Recovery of previous write offs	(135)
Balance at December 31, 2024	$(2,950)

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

On December 31, 2024, Spark HoldCo distributed $5.0 million in cash to the non-controlling interest holder. As a result of this distribution, the non-controlling interest holder agreed to transfer 206,273 of its shares of Class B Common Stock (the non-controlling interest in Spark HoldCo) to the Company, and the Company modified those shares of Class B Common Stock to be shares of Class A Common Stock. After the distribution and the share transfer, the Company’s equity ownership in Spark HoldCo increased by 2.82%, whereas the equity ownership of the non-controlling interest holder decreased by 2.82%.

The following table summarizes the effects of changes in the Company's ownership interest in Spark HoldCo's equity (in thousands):

Year Ended December 31, 2024
Net income attributable to Via Renewables, Inc. stockholders	$28,255
Transfers (to) from the non-controlling interest	—
Decrease in Via Renewables additional paid in capital from the equity shift	(502)
Net transfers (to) from non-controlling interest	(502)
Changes from net income attributable to Via Renewables stockholders and transfers (to) from non-controlling interest	$27,753

The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2024 and December 31, 2023, respectively.

	The Company	Affiliated Owners
December 31, 2024	48.20%	51.80%
December 31, 2023	44.92%	55.08%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Year Ended December 31,
	2024	2023	2022

Net income allocated to non-controlling interest	$35,805	$14,302	$5,585
Less: Income tax expense allocated to non-controlling interest	2,985	3,172	1,960
Net income attributable to non-controlling interest	$32,820	$11,130	$3,625

Class A Common Stock and Class B Common Stock

As a result of the Merger, on June 13, 2024, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

Dividends on Class A Common Stock

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the years ended December 31, 2024, 2023, and 2022, we paid dividends on our Class A common stock of zero, $2.9 million, and $11.5 million. Dividends paid per share on each share of Class A common stock totaled zero for the year ended December 31, 2024, $0.90625 for the year ended December 31, 2023, and $3.625 for the year ended December 31, 2022, respectively.

In order to pay our stated dividends to holders of our Class A common stock, our subsidiary, Spark HoldCo is required to make corresponding distributions to holders of its units, including those holders that own our Class B common stock (our non-controlling interest holder). As a result, during the year ended December 31, 2024, Spark HoldCo made corresponding distributions of zero to our non-controlling interest holders.

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock. During the second, third and fourth quarter of 2024, we did not pay dividends to the holders of the Company's Class A common stock and did not make corresponding distributions to our non-controlling interest holders.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there were 3,380,440 and 3,567,543 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively. See Note 5 "Preferred Stock" for a further discussion of preferred stock.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

For the years ended December 31, 2024, 2023, and 2022, 95,592, 68,439, and 58,033, respectively of restricted stock units vested, with 61,709, 46,466, and 42,268, respectively of shares of common stock distributed to the holders of these units. Differences between shares vested and issued were a result of 33,883, 21,973, and 15,765 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.

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

The following table presents the computation of basic and diluted income (loss) per share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Via Renewables, Inc. stockholders	$28,255	$14,975	$7,578
Less: Dividend on Series A preferred stock	10,246	10,619	8,054
Net income (loss) attributable to stockholders of Class A common stock	$18,009	$4,356	$(476)

Basic weighted average Class A common shares outstanding	3,286	3,211	3,156
Basic earnings (loss) per share attributable to stockholders	$5.48	$1.36	$(0.15)

Net income (loss) attributable to stockholders of Class A common stock	$18,009	$4,356	$(476)
Diluted net income (loss) attributable to stockholders of Class A common stock	$18,009	$4,356	$(476)

Basic weighted average Class A common shares outstanding	3,286	3,211	3,156
Diluted weighted average shares outstanding	3,286	3,211	3,156

Diluted earnings (loss) per share attributable to stockholders	$5.48	$1.36	$(0.15)

The computation of diluted earnings per share for the year ended December 31, 2024 excludes 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our consolidated balance sheet as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$52,993	$42,062
Accounts receivable	65,354	62,548
Other current assets	79,704	50,650
Total current assets	198,051	155,260
Non-current assets:
Goodwill	120,343	120,343
Other assets	16,042	11,351
Total non-current assets	136,385	131,694
Total Assets	$334,436	$286,954

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	$56,560	$44,201
Other current liabilities	61,069	71,994
Total current liabilities	117,629	116,195
Long-term liabilities:
Long-term portion of Senior Credit Facility	106,000	97,000
Subordinated debt—affiliate	—	—
Other long-term liabilities	55	54
Total long-term liabilities	106,055	97,054
Total Liabilities	$223,684	$213,249

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

During the year ended December 31, 2024, we paid $10.9 million in dividends to holders of the Series A Preferred Stock. As of December 31, 2024, we had accrued $2.4 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on January 15, 2025. During the year ended December 31, 2023, the Company paid $10.3 million in dividends to holders of the Series A Preferred Stock and had accrued $2.7 million as of December 31, 2023.

On January 15, 2025, the Company declared a quarterly cash dividend in the amount of $0.69635 per share of Series A Preferred Stock. The dividend will be paid on April 15, 2025 to holders of record on April 1, 2025 of the Series A Preferred Stock.

On December 18, 2024, we purchased 187,103 shares of our Series A Preferred Stock, at a purchase price of $22.50 per share, for a total cost of $4.2 million in cash, pursuant to a tender offer for the Series A Preferred Stock commenced in November 2024.

A summary of our preferred equity balance for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)
Balance at December 31, 2022	$87,713
Repurchase of Series A Preferred Stock	—
Accumulated dividends on Series A Preferred Stock	352
Balance at December 31, 2023	$88,065
Repurchase of Series A Preferred Stock	(4,545)
Accumulated dividends on Series A Preferred Stock	(299)
Balance at December 31, 2024	$83,221

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

Derivative assets and liabilities are presented net in our consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2024 and 2023, we offset zero and $5.2 million, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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
Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	December 31, 2024	December 31, 2023
Natural Gas	MMBtu	5,716	6,254
Electricity	MWh	987	1,029
Trading

Commodity	Notional	December 31, 2024	December 31, 2023
Natural Gas	MMBtu	2,988	1,016

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Loss) gain on non-trading derivatives, net	$(4,464)	$(70,304)	$17,305
Gain (loss) on trading derivatives, net	744	(1,189)	516
(Loss) gain on derivatives, net	$(3,720)	$(71,493)	$17,821
Current period settlements on non-trading derivatives (1)	32,871	65,428	(35,966)
Current period settlements on trading derivatives	1,277	1,204	165
Total current period settlements on derivatives (1)	$34,148	$66,632	$(35,801)
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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	December 31, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,100	$(5,443)	$6,657	$—	$6,657
Trading commodity derivatives	2,538	(510)	2,028	—	2,028
Total Current Derivative Assets	14,638	(5,953)	8,685	—	8,685
Non-trading commodity derivatives	737	(259)	478	—	478
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	737	(259)	478	—	478
Total Derivative Assets	$15,375	$(6,212)	$9,163	$—	$9,163

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(3,036)	$1,475	$(1,561)	$—	$(1,561)
Trading commodity derivatives	(634)	494	(140)	—	(140)
Total Current Derivative Liabilities	(3,670)	1,969	(1,701)	—	(1,701)
Non-trading commodity derivatives	(333)	282	(51)	—	(51)
Trading commodity derivatives	(94)	90	(4)	—	(4)
Total Non-current Derivative Liabilities	(427)	372	(55)	—	(55)
Total Derivative Liabilities	$(4,097)	$2,341	$(1,756)	$—	$(1,756)

	December 31, 2023
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$1,926	$(1,046)	$880	$—	$880
Trading commodity derivatives	64	(35)	29	—	29
Total Current Derivative Assets	1,990	(1,081)	909	—	909
Non-trading commodity derivatives	173	(82)	91	—	91
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	173	(82)	91	—	91
Total Derivative Assets	$2,163	$(1,163)	$1,000	$—	$1,000

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(29,730)	$6,077	$(23,653)	$4,679	$(18,974)
Trading commodity derivatives	(173)	6	(167)	—	(167)
Total Current Derivative Liabilities	(29,903)	6,083	(23,820)	4,679	(19,141)
Non-trading commodity derivatives	(672)	115	(557)	503	(54)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(672)	115	(557)	503	(54)
Total Derivative Liabilities	$(30,575)	$6,198	$(24,377)	$5,182	$(19,195)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2024	December 31, 2023
Information technology	2 – 5	$8,141	$6,983
Other	7	69	—
Total		8,210	6,983
Accumulated depreciation		(2,979)	(2,273)
Property and equipment—net		$5,231	$4,710

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of December 31, 2024 and 2023, information technology includes $2.3 million and $1.5 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the consolidated statements of operations was $1.1 million, $1.4 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	December 31, 2024	December 31, 2023
Goodwill	$120,343	$120,343
Customer Relationships—Other
Cost	$12,852	$968
Accumulated amortization	(1,332)	(487)
Customer Relationships—Other, net	$11,520	$481
Trademarks
Cost	$4,040	$4,040
Accumulated amortization	(2,020)	(1,616)
Trademarks, net	$2,020	$2,424
Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2021	$120,343	$5,432	$8,751	$3,532
Additions	—	—	1,091	—
Adjustments	—	1	—	(10)
Amortization	—	(5,232)	(7,042)	(694)
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
Additions	—	—	—	—
Adjustments	—	—	—	—
Amortization	—	(201)	(2,319)	(404)
Balance at December 31, 2023	$120,343	$—	$481	$2,424
Additions	—	—	11,884
Amortization	—	—	(845)	(404)
Balance at December 31, 2024	$120,343	$—	$11,520	$2,020
During the twelve months ended December 31, 2022, the Company changed the estimated average life for Customer Relationships — Other from three years to eighteen months, resulting in approximately $0.9 million of additional amortization recorded in the twelve months ended December 31, 2022.

Estimated future amortization expense for customer relationships and trademarks at December 31, 2024 is as follows (in thousands):

Year Ending December 31,
2025	$8,424
2026	3,904
2027	404
2028	404
2029	404
> 5 years	—
Total	$13,540

9. Debt
Debt consists of the following amounts as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Long-term debt:
Senior Credit Facility (1) (2)	$106,000	$97,000
Subordinated Debt	—	—
Total long-term debt	106,000	97,000
Total debt	$106,000	$97,000
(1) As of December 31, 2024 and 2023, the weighted average interest rate on the Senior Credit Facility was 7.59% and 8.60%, respectively.
(2) As of December 31, 2024 and 2023, we had $25.6 million and $24.3 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.7 million and $1.2 million as of December 31, 2024 and 2023, respectively. Of these amounts, $0.7 million and $0.8 million are recorded in other current assets, and $1.0 million and $0.4 million are recorded in other non-current assets in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Senior Credit Facility	$4,891	$6,802	$4,333
Letters of credit fees and commitment fees	1,148	1,640	1,637
Amortization of deferred financing costs	852	825	1,125
Other	52	67	109
Interest expense	$6,943	$9,334	$7,204
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

•The Term SOFR (a rate equal to the forward looking secured overnight financing rate published by the SOFR administrator on the website of the Federal Reserve Bank of New York or any successor source with either a comparable tenor (for any calculation with respect to a SOFR loan) or a one month tenor (for any calculation with respect to a Base Rate loan)), plus an applicable margin of 3.25% to 4.50% depending on the type of borrowing and the average outstanding amount of loans and letters of credit under the Senior Credit Facility at the end of the prior fiscal quarter; or

• The Daily Simple SOFR (a rate equal to the forward looking secured overnight financing rate published by the SOFR administrator on the website of the Federal Reserve Bank of New York or any successor source and applied on a daily basis by the Agent in accordance with rate recommendations for daily loans), plus an applicable margin of 3.25% to 4.50% depending on the type of borrowing and the average outstanding amount of loans and letters of credit under the Senior Credit Facility at the end of the prior fiscal quarter, plus a liquidity premium added by the Agent to each borrowing.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of December 31, 2024 was 1.49 to 1.00.
•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of December 31, 2024 was 2.01 to 1.00.

The First Amendment eliminated the Maximum Senior Secured Leverage Ratio covenant and amended the Maximum Total Leverage Ratio covenant to no more than 3.00 to 1.00 from no more than 2.50 to 1.00.

As of December 31, 2024, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

The Credit Agreement Senior Credit Facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, and actual or asserted failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect. A default will also occur if at any time W. Keith Maxwell III ceases to, directly or indirectly, beneficially own at least fifty-one percent (51%) of the Company’s outstanding Class A common stock and Class B common stock on a combined basis, and a controlling percentage of the voting equity interest of the Company, and certain other changes in control. If such an event of default occurs, the lenders under the Senior Credit Facility would be entitled to take various actions, including the acceleration of amounts due under the facility and all actions permitted to be taken by a secured creditor.

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

As of December 31, 2024 and 2023, there were zero outstanding borrowings under the Subordinated Debt Facility.

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

	Level 1	Level 2	Level 3	Total
December 31, 2024
Non-trading commodity derivative assets	$445	$6,690	$—	$7,135
Trading commodity derivative assets	—	2,028	—	2,028
Total commodity derivative assets	$445	$8,718	$—	$9,163
Non-trading commodity derivative liabilities	$(180)	$(1,432)	$—	$(1,612)
Trading commodity derivative liabilities	—	(144)	—	(144)
Total commodity derivative liabilities	$(180)	$(1,576)	$—	$(1,756)

	Level 1	Level 2	Level 3	Total
December 31, 2023
Non-trading commodity derivative assets	$—	$971	$—	$971
Trading commodity derivative assets	—	29	—	29
Total commodity derivative assets	$—	$1,000	$—	$1,000
Non-trading commodity derivative liabilities	$—	$(19,028)	$—	$(19,028)
Trading commodity derivative liabilities	—	(167)	—	(167)
Total commodity derivative liabilities	$—	$(19,195)	$—	$(19,195)
We had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2024, 2023 and 2022.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges.

In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of December 31, 2024 and 2023, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.1 million and $0.3 million, respectively.
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

Merger and Delisting of Class A Common Stock

On June 13, 2024, we consummated the previously announced Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ. For a more detailed description of the Merger, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.
As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). The total payout for the settlement of restricted stock units was $0.6 million, which was paid by Retailco. This was recorded as contribution from non-controlling interest.
Total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $2.3 million and $3.2 million. Of the $2.4 million stock-based compensation for 2024, $1.7 million was recorded as accelerated expense due to conversion as a result of merger transaction. Total income tax expense/(benefit) related to stock-based compensation recognized in net income (loss) was $0.2 million, $0.2 million and less than $0.1 million for the years ended December 31, 2024, 2023 and 2022.

Equity Classified Restricted Stock Units

Restricted stock units issued to employees and officers of the Company are classified as equity awards. The fair value of the equity classified restricted stock units is based on the Company’s Class A common stock price as of the grant date. The Company recognized stock based compensation expense of $2.4 million, $2.3 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively of which $1.6 million was recorded as accelerated expense due to conversion as a result of the Merger. This expense was recorded in general and administrative expense with a corresponding increase to additional paid in capital. The following table summarizes equity classified restricted stock unit activity for the year ended December 31, 2024:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	136	$23.21
Granted	16	11.00
Dividend reinvestment issuances	—	—
Vested	(88)	10.96
Forfeited	(64)	11.00
Unvested at December 31, 2024	—	$—

For the year ended December 31, 2024, 88,004 restricted stock units vested, with 33,883 shares of Class A common stock distributed to the holders of these units and 54,121 shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2024, there was zero unrecognized compensation cost related to the Company’s equity classified restricted stock units.

Change in Control Restricted Stock Units

In 2018, the Company granted Change in Control Restricted Stock Units ("CIC RSUs") to certain officers that vest upon a "Change in Control", if certain conditions are met. The CIC RSUs vested upon completion of the Merger. The equity classified restricted stock unit table above includes 16,465 CIC RSUs as the conditions for Change in Control was met. The Company recognized $0.2 million stock compensation accelerated expense related to the CIC RSUs during for the year ended December 31, 2024.

Liability Classified Restricted Stock Units

Restricted stock units issued to non-employee directors of the Company and employees of certain of our affiliates are classified as liability awards as the awards are either to a) non-employee directors that allow for the recipient to choose net settlement for the amount of withholding taxes dues upon vesting or b) to employees of certain affiliates of the Company and are therefore not deemed to be employees of the Company. The fair value of the liability classified restricted stock units is based on the Company’s Class A common stock price as of the reported period ending date. The Company recognized stock based compensation expense of $0.1 million, less than $0.1 million, and $0.1 million for the year ended December 31, 2024, 2023 and 2022 of which less than $0.1 million was recorded as accelerated expense due to conversion as a result of Merger for the year ended December 31, 2024. The following table summarizes liability classified restricted stock unit activity for the year ended December 31, 2024. The following table summarizes liability classified restricted stock unit activity and unvested restricted stock units for the year ended December 31, 2024:

	Number of Shares (in thousands)	Weighted Average Reporting Date Fair Value
Unvested at December 31, 2023	17	$9.40
Granted	—	—
Dividend reinvestment issuances	—	—
Vested	(8)	10.96
Forfeited	(9)	11.00
Unvested at December 31, 2024	—	$—

For the year ended December 31, 2024, 7,588 restricted stock units vested, with 7,588 shares of Class A common stock distributed to the holders of these units and zero shares of Class A common stock withheld by the Company to cover taxes owed on the vesting of such units. As of December 31, 2024, there was zero of total unrecognized compensation cost related to the Company’s liability classified restricted stock units.

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

The provision for income taxes for the years ended December 31, 2024, 2023, and 2022 included the following components:

(in thousands)	2024	2023	2022
Current:
Federal	$4,372	$4,028	$3,045
State	1,724	1,960	1,476
Total Current	6,096	5,988	4,521

Deferred:
Federal	8,122	4,031	1,505
State	2,041	1,123	457
Total Deferred	10,163	5,154	1,962
Provision for income taxes	$16,259	$11,142	$6,483

The effective income tax rate was 21%, 30%, and 37% for the years ended December 31, 2024, 2023, and 2022, respectively. The following table reconciles the income tax benefit that would result from application of the statutory federal tax rate, 21%, for the years ended December 31, 2024, 2023, and 2022 respectively, to the amount included in the consolidated statement of operations:

(in thousands)	2024	2023	2022
Expected provision at federal statutory rate	$16,240	$7,822	$3,714
Increase (decrease) resulting from:
Non-controlling interest	(6,600)	(2,090)	(963)
Preferred Stock dividends	1,692	1,596	1,198
State income taxes, net of federal income tax effect	3,402	2,671	1,918
Prior year tax adjustments		(131)	148
Outside Tax basis Adjustment	1,330	1,220	225
Penalties	—	—	238
Other	195	54	5
Provision for income taxes	$16,259	$11,142	$6,483

Total income tax expense for the years ended December 31, 2024, 2023 and 2022 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest, which gets taxed at the non-controlling interest partner level.

The components of our deferred tax assets as of December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deferred Tax Assets:
Investment in Spark HoldCo	$4,539	$12,241
Derivative	—	405
Fixed Assets and Intangibles	1,673	2,047
Other	172	685
Total deferred tax assets	$6,384	$15,378

Deferred Tax Liabilities:
Derivative	(117)	—
Other	(179)	(96)
Total deferred tax liabilities	$(296)	$(96)
Total deferred tax assets/liabilities	$6,088	$15,282

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

The tax years 2018 through 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2024 and 2023 there was no liability, and for the years ended December 31, 2024, 2023 and 2022, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2024 and 2023.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. On September 18, 2024, the Court found that Plaintiff’s claims were unexhausted, stayed the case and ordered that Plaintiff must first present Plaintiff’s claims to the Maryland Public Service Communion (“MPSC”) before the Court may adjudicate them. Plaintiff filed its claim with the MPSC and that claim is pending. The Company is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

On December 18, 2023, Foote v. Electricity N.H., LLC (“ENH”), a purported Telephone Consumer Protection Act (the “TCPA”) class action was filed in the United States District Court for the District of New Hampshire. This matter was dismissed with prejudice on August 2024.

From time-to-time the Company and its operating subsidiaries receive TCPA-based lawsuits, which are without merit as the Company has a robust telemarketing compliance program in place. Three cases are pending, at early stages of litigation: (1) Clark v. Via Renewables, Inc. (filed January 30, 2024), (2) Picardi v. Major Energy Electric Services, Inc. (October 30, 2024), and (3) Grant v. Via Renewables, Inc. (November 15, 2024). The Company is vigorously defending these claims.

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

Connecticut. On May 21, 2024, the Connecticut Public Utility Regulatory (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty (“NOV”) to Major Energy in which PURA stated it had reason to believe that one of Major Energy’s on-line vendors violated certain Electric Supplier Laws and Aggregator Rulings. The Company worked cooperatively with PURA and has finalized a full and final settlement for $2.0 million, to be paid in three installments to the Connecticut electric distribution companies as a donation to reduce Connecticut residential hardship customer arrearages. The settlement was approved by PURA in mid-July 2024 (and accrued as of June 30, 2024). The third and final installment was paid in November 2024.

Illinois. On July 26, 2023, Spark Energy, LLC received a demand letter from a law firm representing the Office of the Illinois Attorney General alleging that Spark Energy, LLC’s marketing and sales practices may have not been in compliance with Illinois law. The letter offered, in the interest of efficiency and minimizing litigation costs, a settlement demand to resolve the matter. The Company has agreed to engage in mediation with the law firm to try to resolve this matter. The Company met for an all-day mediation in August 2024. The Company voluntarily worked with the firm to reach a settlement, however, settlement discussions to date were not successful and the Attorney General commenced a lawsuit in Illinois against Spark Energy, LLC and Spark Energy Gas, LLC in January 2025. The Company intends to vigorously defend against this lawsuit.

Maine. On February 9, 2023, Maine Commission’s Consumer Assistance and Safety Division (“Advocacy Staff”) filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023 (Docket No. 2023-00024). The Company met with Advocacy Staff over the course of several months to address concerns. As a result, the Company and the Advocacy Staff have agreed to a settlement in principle pursuant to which customers would receive certain limited refunds on their energy bill. On October 18, 2024, the Maine Commission approved EME’s proposed settlement (“Settlement”). The Company is currently complying with the Settlement.

Maryland. Maryland SB1, sponsored by Senator Augustine (D-Prince George’s County) and Delegate Crosby (D- St. Mary’s County), was signed into law in May 2024. In addition to numerous green energy requirements, pricing restrictions, and burdensome new consumer protections, Maryland SB1 prohibits residential purchase of receivables (POR) for contracts executed or renewed after December 31, 2024. Maryland SB1's effect has been to largely make it extremely difficult for all retail energy providers to offer Maryland residential consumers energy choice. The Company is working to minimize economic impacts of Maryland SB1 to the Company.

Ohio. On August 14, 2024, the Public Utility Commission of Ohio (“PUCO”) sent Major Energy a notice of probable non-compliance regarding approximately fifty-five consumer complaints during the time period January 3, 2023 through April 12, 2024. The Company is working cooperatively with PUCO to resolve this matter, provided its detailed response to the probable non-compliance on October 24, 2024, met with PUCO several times to discuss this matter, and believes this matter will not have a material impact on the Company.

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
As of December 31, 2024 and December 31, 2023 we had accrued $11.9 million and $6.3 million, respectively, related to litigation and regulatory matters and $0.8 million and $0.7 million, respectively, related to indirect tax audits. The accrual for litigation and regulatory matters, and indirect tax audit is recorded in accrued liabilities on the balance sheet. The outcome of each of these may result in additional expense.

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
The following tables presents asset and liability balances with affiliates (in thousands):

	December 31, 2024	December 31, 2023
Assets
Accounts Receivable - affiliates	$4,119	$4,683
Total Assets - affiliates	$4,119	$4,683

	December 31, 2024	December 31, 2023
Liabilities
Accounts Payable - affiliates	$157	$472
Subordinated Debt - affiliates (1)	—	—
Total Liabilities - affiliates	$157	$472
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
The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Revenue NAO - affiliates	$1,064	$3,262	$4,122
Less: Cost of Revenue NAO - affiliates	1	334	536
Net NAO - affiliates	$1,063	$2,928	$3,586

The Company's retail cost of revenue include gains/(losses) related to derivative instruments transactions with affiliates. For the years ended December 31, 2024, 2023 and 2022, respectively, we recognized gain of $1.1 million, $0.5 million and zero and in retail cost of revenue related to derivative instruments settlements.

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(4.3) million, $1.5 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company would have incurred incremental costs of $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, operating on a stand-alone basis.
Distributions to and Contributions from Affiliates
During the years ended December 31, 2024, 2023 and 2022, we made distributions to affiliates of Mr. Maxwell of zero , $3.6 million and $14.5 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the years ended December 31, 2024, 2023 and 2022, we also made distributions to these affiliates for gross-up distributions of $6.6 million, $0.7 million, and $0.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

On June 13, 2024, we consummated the previously announced Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. For a more detailed description of the Merger, please see Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

As a result of the Merger, all of the Company’s outstanding restricted stock units were converted into $11.00 per share (other than those owned by Mr. Maxwell, which were cancelled for no consideration). The total payout for the settlement of restricted stock units was $0.6 million, which was paid by Retailco. This was recorded as contribution from non-controlling interest for the year ended December 31, 2024.

Spark HoldCo Distribution

As discussed in Note 4 – Equity, on December 31, 2024, Spark HoldCo distributed $5.0 million in cash to the non-controlling interest holder, and the non-controlling interest holder transferred 206,273 shares of Class B common stock to the Company.
Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility allows the Company to draw advances in increments of no less than $1.0 million per advance up to $25.0 million through January 31, 2028. In connection with entering into the First Amendment to the Credit Agreement, the Company entered into an amended and restated subordinated promissory note with Spark HoldCo and Retailco, which extends the maturity date of the note to January 31, 2028. Borrowings are at the discretion of Retailco. Advances thereunder accrue interest at an annual rate equal to the prime rate as published by the Wall Street Journal plus two percent (2.0%) from the date of the advance.

As of December 31, 2024 and 2023, there were zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

15. Segment Reporting

Our reportable business segments are retail electricity and retail natural gas. The retail electricity segment consists of electricity sales and transmission to residential and commercial customers. The retail natural gas segment consists of natural gas sales to, and natural gas transportation and distribution for, residential and commercial customers. The Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), determines the reportable business segments by considering the strategic operating units used to make financial decisions, allocate resources and assess performance of our business.

For the years ended December 31, 2024, 2023 and 2022, we recorded asset optimization revenues of $23.0 million, $24.6 million and $86.7 million and asset optimization cost of revenues of $25.3 million, $31.9 million and $89.0 million, respectively, which are presented on a net basis in asset optimization revenues.

The primary metric used by the CODM in managing the Company, assessing segment performance, and allocating resources is retail gross margin. We use retail gross margin to assess the performance of our operating segments. We define retail gross margin as gross profit less (i) net asset optimization (expenses) revenues, (ii) net (losses) gains on non-trading derivative instruments, (iii) net current period cash settlements on non-trading derivative instruments, and (iv) gains (losses) from non-recurring events (including non-recurring market volatility).

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

The Company’s CODM reviews significant expenses on a consolidated level.

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2024
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$300,347	$99,071	$(550)	$—	$398,868
Retail cost of revenues	186,246	43,231	1,314	—	230,791
Less:
Net asset optimization expense	—	—	(2,326)	—	(2,326)
Net, (loss) gain on non-trading derivative instruments	(7,000)	2,536	—	—	(4,464)
Current period settlements on non-trading derivatives	27,432	5,439	—	—	32,871
Retail gross margin	$93,669	$47,865	$462	$—	$141,996
Add: Reconciling items (1)					26,081
Gross Profit					$168,077
Total Assets	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill	$117,813	$2,530	$—	$—	$120,343
(1) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Year Ended December 31, 2023
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$328,466	$110,894	$(4,168)	$—	$435,192
Retail cost of revenues	240,979	68,202	1,563	—	310,744
Less:
Net asset optimization expense	—	—	(7,326)	—	(7,326)
Net, gain on non-trading derivative instruments	(58,554)	(11,750)	—	—	(70,304)
Current period settlements on non-trading derivatives	58,475	6,953	—	—	65,428
Retail gross margin	$87,566	$47,489	$1,595	$—	$136,650
Add: Reconciling items (1)					(12,202)
Gross Profit					$124,448
Total Assets	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill	$117,813	$2,530	$—	$—	$120,343

(1) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Year Ended December 31, 2022
	Retail Electricity	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$352,750	$110,065	$(2,322)	$—	$460,493
Retail cost of revenues	275,701	81,395	—	—	357,096
Less:
Net asset optimization expense	—	—	(2,322)	—	(2,322)
Net, Gain on non-trading derivative instruments	11,351	5,954	—	—	17,305
Current period settlements on non-trading derivatives	(26,616)	(9,350)	—	—	(35,966)
Non-recurring event - winter storm Uri	9,565	—	—	—	9,565
Retail gross margin	$82,749	$32,066	$—	$—	$114,815
Add: Reconciling items (1)					(11,418)
Gross Profit					$103,397
Total Assets	$1,802,649	$123,490	$313,490	$(1,908,679)	$330,950
Goodwill	$117,813	$2,530	$—	$—	$120,343
(1) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, current period settlements on non-trading activities and non recurring event.

Significant Customers
For each of the years ended December 31, 2024, 2023 and 2022, we did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.
Significant Suppliers

For each of the years ended December 31, 2024, 2023 and 2022, we had two, two, and three significant suppliers that individually accounted for more than 10% of our consolidated retail cost of revenues. For each of the years ended December 31, 2024, 2023 and 2022, these suppliers accounted for 35%, 28% and 61% of our consolidated cost of revenue.

16. Customer Acquisitions

Acquisition of Customer Books

In August 2022, we entered into an agreement to acquire up to approximately 18,700 RCEs and derivatives related to the customer load under a five-year contingent fee structure based on gas volumes billed and collected for the acquired customer contracts. The customers transferred in the fourth quarter of 2022, and are located in our existing markets.

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and were in our existing markets. During the twelve months ended December 31, 2024, approximately 9,300 RCEs were transferred. As part of the acquisition, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquired customers, we made payments to the sellers from the escrow account. As of December 31, 2024, we've completed this acquisition. The balance in the escrow account was $0.4 million as of December 31, 2024, which will be returned to the Company in the first quarter of 2025.

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and began transferring in December of 2024 and January of 2025.

As we acquire customers under these acquisition agreements, we will make payments to the sellers from the escrow accounts. Funds from the escrow account will be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisitions are complete. During the twelve months ended December 31, 2024, approximately 72,700 RCEs were transferred. As of December 31, 2024, the balance is the escrow accounts is $15.5 million.

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

17. Subsequent Events

Declaration of Dividends

On January 15, 2025, we declared a quarterly cash dividend in the amount of $0.69635 per share to holders of record of the Series A Preferred Stock on April 1, 2025. The dividend will be paid on April 15, 2025.

Series A Preferred Stock Tender offer

On February 19, 2025 we purchased 6,353 shares of our Series A Preferred Stock at a purchase price of $22.50 per share, in cash, less applicable withholding taxes and without interest, pursuant to a tender offer for the Series A Preferred Stock commenced in January 2025.

On February 27, 2025, we initiated a tender offer to purchase up to 200,000 shares of our Series A Preferred Stock for a purchase price of $24.00 per share, in cash. The number of shares proposed to be purchased represents approximately 5.9% of the outstanding Series A Preferred Stock. The tender offer will expire on Friday, March 28, 2025. If 200,000 shares of Series A Preferred Stock are tendered and purchased pursuant to the tender offer, the aggregate purchase price will be approximately $4.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for non-accelerated companies provide an exemption from the attestation requirement

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

Item 11. Executive Compensation

Information as to Item 11 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Except as provided below, information as to Item 12 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

Equity Compensation Plan Information

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services

Information as to Item 14 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2024.

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

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement by and between Spark HoldCo, LLC and Starion Energy Inc., Starion Energy NY Inc. and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.10	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
2.11	Asset Purchase Agreement by and between Tomorrow Energy Corp, as Seller, and Spark HoldCo, LLC, as Buyer, dated as of October 22, 2024	8-K	2.1	10/25/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc.	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock.	8-A	5	3/14/2017	001-36559
4.1	Description of Capital Stock of Via Renewables, Inc.	10-K	4.1	3/5/2020	001-36559

4.2	Class A Common Stock Certificate	S-1	4.1	6/30/2014	333-196375
4.3	Description of Securities	10-Q	4.1	8/1/2024	001-36559
10.1	Credit Agreement, dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, BOKF, NA (d/b/a/ Bank of Texas), as joint-lead arranger and issuing bank, and the other financial institutions party thereto.	8-K	10.1	7/7/2022	001-36559
10.2	First Amendment to Credit Agreement, dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto.	8-K	10.1	6/28/2024	001-36559
10.3	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.4	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.5	Registration Rights Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., NuDevco Retail Holdings, LLC and NuDevco Retail LLC.	8-K	10.4	8/4/2014	001-36559
10.6	Transaction Agreement II, dated as of July 30, 2014, by and among Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail LLC, NuDevco Retail Holdings, LLC, Spark Energy Ventures, LLC, NuDevco Partners Holdings, LLC and Associated Energy Services, LP.	8-K	4.1	8/4/2014	001-36559
10.7	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.8	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.9	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.1	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Spark Energy, Inc., dated July 31, 2020.	10-K	10.46	3/4/2021	001-36559
10.11	Amended and Restated Subordinated Promissory Note of Spark HoldCo, LLC and Via Renewables, Inc., dated October 13, 2021.	8-K	10.2	10/20/2021	001-36559

10.12	Amended and Restated Subordinated Promissory Note (Note No. 7), dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	7/7/2022	001-36559
10.13	Amended and Restated Subordinated Promissory Note (Note No. 8), dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	6/28/2024	001-36559
10.14†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.15†	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.16†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.17†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas	10-Q	10.5	11/4/2021	001-36559
10.18†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	11/8/2021	001-36559
10.19†	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC	10-K	10.47	3/4/2021	001-36559
10.20†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.	10-Q	10.3	11/4/2021	001-36559
10.21	Amendment No. 2 to Engagement Letter Agreement, dated November 28, 2022, by and between Good Counsel Group LLC and Spark Energy, LLC.	10-Q	10.1	5/4/2023	001-36559
10.22	Amendment to Engagement Letter Agreement, dated July 5, 2023, by and between Good Counsel Group, LLC and Spark Energy, LLC	8-K	10.1	7/6/2023	001-36559
21.1*	List of Subsidiaries of Via Renewables, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

March 6, 2025	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 6, 2025:

	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen Kennedy
Stephen Kennedy
Director

/s/ David Bill III
David Bill III
Director

/s/ Amanda Bush
Amanda Bush
Director