Form 10-K/A
period 2024-12-31
Via Renewables, Inc.
filed 2025-04-28
CIK 1606268

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

There were 3,796,710 shares of Class A common stock, 3,526,619 shares of Class B common stock and 3,360,163 shares of Series A Preferred Stock outstanding as of April 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Via Renewables, Inc. (the “Company,” “we,” “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 6, 2025. The purpose of this Form 10-K/A is to include information required in Part III (Items 10, 11, 12, 13 and 14).

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

On June 13, 2024, we consummated the previously announced merger contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 29, 2023, by and among the Company, Retailco, LLC, a Texas limited liability company (“RetailCo”), and NuRetailco LLC, a Delaware limited liability company and wholly-owned subsidiary of Retailco ("Merger Sub"), pursuant to which Merger Sub was merged with and into the Company (the “Merger"), with the Company continuing as the surviving corporation in the Merger. As a result of and following the Merger, W. Keith Maxwell III now indirectly owns all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Company’s Class A common stock ceased to trade on NASDAQ.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board and executive officers are:

Name	Age	Position
W. Keith Maxwell, III	60	Chief Executive Officer, Chairman of the Board of Directors, Director
Mike Barajas	41	Chief Financial Officer
Paul Konikowski	53	Chief Operating Officer
David Bill III(1)	80	Director
Amanda E. Bush(1)	44	Director
Stephen Kennedy(1)	63	Director

(1)	Member of the Audit Committee.

Our Board of Directors currently consists of four members. Our directors are divided into three classes serving staggered three-year terms. Each year, the directors of one class stand for re-election as their terms of office expire. Messrs. Maxwell and Bill are designated as Class I directors and their terms of office will expire at our Annual Meeting of Shareholders in 2027, if one is held. Ms. Bush is designated as a Class III director, and her term of office will expire at our Annual Meeting of Shareholders in 2026, if one is held. Mr. Kennedy is designated as a Class II director, and his term of office will expire at our Annual Meeting of Shareholders in 2025, if one is held.

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

David Bill III. Mr. Bill has served as a director of the Company since November 2024. Mr. Bill is a graduate of the United States Naval Academy, The Naval Postgraduate School and the Royal Naval Staff College, Mr. Bill served over 32 years of active duty as a Naval Surface Warfare Officer. He held increasing positions of responsibility aboard various surface ships, culminating in command of USS Mahan (DDG 42), USS Mobile Bay (GG 53), USS

Wisconsin. (BB 64) , and the USS ENTERPRISE Battle Group as Commander Cruiser Destroyer Group Twelve. Mr. Bill's operational experience included combat in the Mekong Delta during the Vietnam War. He completed 150 combat patrols as a patrol officer on River Patrol Boats in 1968-69. As Commanding Officer of USS Mahan, he was Sector Anti-Air Warfare Commander during the 1986 Gulf of Sidra operations against Libya. During the first Gulf War in 1991, Mr. Bill was responsible for coordinating the launch of the Tomahawk missiles from the Persian Gulf, and providing fire support for coalition ground operations while commanding the USS Wisconsin. Mr. Bill held significant positions of responsibility ashore as Operations Officer and Deputy Commander of the Atlantic Fleet, and as Deputy Commander of Naval Forces in Europe, where he was responsible for planning and supporting various joint operations, including US Naval support of coalition operations in the Balkans 1996-98. Mr. Bill is the recipient of the Distinguished Service Medal; seven Legions of Merit (one with Combat V); three Bronze Stars (two with Combat V); the Purple Heart; two Meritorious Service Medals; and the Combat Action and the Joint Services Commendation Medals. Since retiring from the Navy, Mr. Bill has been Executive Director of a property development company; a faculty member at the Naval Postgraduate School; Executive Director of the Naval Postgraduate School Foundation; CEO of two private sector companies; and as a Director on the boards of two private companies. . Mr. Bill was selected to serve as a director because of his management and financial expertise.

Status as a Controlled Company

Because W. Keith Maxwell, III indirectly owns all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock, we qualify as a “controlled company” as that term is defined under the corporate governance rules of the NASDAQ Global Select Market (“NASDAQ”). As a controlled company, we may elect not to comply with certain NASDAQ corporate governance requirements, including (i) the requirement that a majority of our Board of Directors consist of independent directors, (ii) the requirement to have a nominating/corporate governance committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities, (iii) the requirement to have a compensation committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities, and (iv) the requirement of an annual performance evaluation of the nominating/corporate governance and compensation committees.

Although our Board of Directors consists of a majority of independent directors, the Company does not have a nominating and corporate governance committee or a compensation committee. As a result, you may not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

Meetings and Committees of Directors

The Board of Directors held four meetings during 2024, and our independent directors met in executive session four times during 2024. The Board of Directors currently has one standing committees: the Audit Committee, which held four meetings in 2024. During 2024, each of our directors attended at least 75% of the meetings of the Board of Directors and the meetings of the committees of the Board of Directors on which that director served.

Because W. Keith Maxwell, III indirectly owns all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock, we qualify as a “controlled company” under NASDAQ rules. As a consequence of being a controlled company, as of October 28, 2024, we no longer have a nominating and corporate governance committee or a compensation committee.

In lieu of a compensation committee, subsequent to October 2024, and on a going forward basis, compensation of our Named Executive Officers has been and will be approved by the Company’s independent directors.

Audit Committee

The Audit Committee is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three directors who meet the independence and other requirements of the NASDAQ and the SEC. The Audit Committee currently consists of Ms. Bush and Messrs. Bill and Kennedy. Ms. Bush currently serves as the Chair of the Audit Committee.

The SEC requires that we disclose whether or not our Audit Committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. We have determined that each of Ms. Bush and Messrs. Bill and Kennedy satisfies the definition of “audit committee financial expert.” Additionally, each of the current members of the Audit Committee meets the requirements of financial literacy under the requirements of the NASDAQ and SEC rules and regulations.

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

Director Independence

We have reviewed the independence of our current non-management directors using the independence standards of the NASDAQ and, based on this review, determined that all three of our non-management directors, Ms. Bush and Messrs. Kennedy and Bill are independent. In connection with this assessment, the Board of Directors also determined that Ms. Bush and Messrs. Kennedy and Bill are independent within the meaning of the NASDAQ standards currently in effect and applicable to members of the Audit Committee.

Delinquent Section 16(A) Reports

Our executive officers and directors and persons who own more than 10% of our Common Stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership of Common Stock, as well as changes in that ownership. Based solely on our review of reports and written representations that we have received, we believe that all required reports were timely filed during 2024.

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

The “Corporate Governance Guidelines” are posted on the Company’s website at www.viarenewables.com. The Board of Directors reviews the Corporate Governance Guidelines periodically to reassess their adequacy and approve any proposed changes

Board Diversity Matrix

The table below contains information based on the voluntary self-identification of each member of the Company’s Board of Directors as of February 27, 2025.

Board Diversity Matrix (as of February 27, 2025)
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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we describe our compensation philosophy, the factors the independent directors considered in developing our compensation packages, and the decision-making process it followed in setting compensation for our Named Executive Officers for the year ended December 31, 2024. You should read this section in conjunction with the tables and accompanying narratives that follow.

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

Base Salary

We pay base salaries to provide a fixed amount of compensation for our Named Executive Officer’s regular work. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience. The independent directors review the base salaries of the Named Executive Officers annually at the beginning of each fiscal year, and usually makes percentage increases based on several factors, including its view of the cost of living and competitive conditions for executive talent, an evaluation of our performance, the individual’s performance, years of service, responsibilities, experience, leadership abilities, increases or changes in duties and responsibilities, our future growth plans, industry conditions, and our current ability to pay. The base salary in effect for each of our Named Executive Officers during the year ended December 31, 2024 appears in the “Salary” column of our Summary Compensation Table.

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

In determining the annual incentive cash bonuses to be paid, the Board of Directors has historically used the achievement of pre-determined operational and financial performance goals as a guideline. The operational and financial performance goals are historically determined at the beginning of the year in consultation with management along with a target award based on a percentage of base salary. The Board maintain complete discretion on the final determination of annual cash bonuses for the Named Executive Officers.

In March 2025, the Board, determined to grant bonuses in the amount of $250,000 for Mr. Barajas and $350,000 for Mr. Konikowski. The annual incentive cash bonuses with respect to the year ended December 31, 2024 appear in the “Non-equity Incentive Plan Compensation” column of our Summary Compensation Table.

Company	Ticker

Metric	Target	Eligible Grant as a % of Base Salary

Maximum Long Term Incentive Award Value as Percentage of Base Salary	Percentage of Base Salary Actually Earned	Dollar Amount of Award
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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan. During the year ended December 31, 2024, the plan was available to all of our employees immediately upon employment. The Named Executive Officers participate on the same basis as all other employees. Eligible employees may contribute 90% of their salary up to the Internal Revenue Service maximum contribution to the plan through payroll deductions. We match 100% of an employee’s contribution up to 4% of his or her salary.

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

RSU awards to our employees in prior years, including Named Executive Officers, have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with ASC Topic 718. RSU awards to our directors have been granted and reflected in our consolidated financial statements based upon applicable accounting guidance, at fair market value as of the reporting period ending date in accordance with ASC Topic 718.

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

The Role of Management

Our Chief Executive Officer annually reviews the competitive pay position and the performance of each member of senior management other than himself. Our Chief Executive Officer’s conclusions and recommendations, including those for base salary adjustments and award amounts for the current year, are presented to the independent directors and such members make all compensation decisions and approves all share-based awards for the Named Executive Officers.

The independent directors consider the performance of our Chief Executive Officer and determine all components of our Chief Executive Officer’s compensation and meet outside the presence of all of our executive officers to consider appropriate compensation for our Chief Executive Officer.

Risk Management

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

2025 Executive Compensation Decisions

Base Salary

The independent directors elected to leave base salaries unchanged for the year ending December 31, 2025.

Annual Cash Incentive Bonuses

The independent directors approved the metrics of Mass Market RCE Count; Operating Expense to Gross Margin; Free Cash Flow to Common Shareholders, as well as a discretionary component with respect to the year ending December 31, 2025.

Director Compensation

Our non-employee directors received cash fees for their service on the Board and its committees during the year ended December 31, 2025 as set forth below:

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

More information about the actual compensation paid to non-employee directors is set forth in the Director Compensation table, below.
Summary Compensation Table
The following table summarizes the compensation for our NEOs for the fiscal years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mr. Maxwell	2024	1	—	—	25,998	25,999
President and Chief Executive Officer	2023	1	740,797	—	16,342	757,139
	2022	1	1,999,996	—	23,702	2,023,699

Mr. Barajas	2024	250,000	—	250,000	27,431	527,431
Chief Financial Officer	2023	250,000	111,118	250,000	37,529	648,647
	2022	250,000	500,001	150,000	28,694	928,695

Mr. Konikowski	2024	350,000	—	350,000	24,584	724,584
Chief Operating Officer	2023	350,000	148,162	350,000	23,658	871,820
	2022	350,000	250,001	200,000	27,197	827,198

(1) The amounts reflected in this column represent the Named Executive Officers’ salary earned during the year ended December 31, 2024.
(2) The amounts reflected in this column represent the grant date fair value of restricted stock unit awards granted to the Named Executive Officers pursuant to our Incentive Plan during the year ended December 31, 2024, computed in accordance with ASC Topic 718. See “Note 11. Stock-Based Compensation” to our consolidated financial statements contained in our Annual Report on Form 10-K for additional detail regarding assumptions underlying the value of these equity awards. The reported amount reflects the initial grant amount and does not include additional RSUs issued during the year ended December 31, 2024 with respect to dividend equivalent rights.
(3) The amounts reflected in this column represent the annual cash incentive bonuses earned with respect to performance in the year ended December 31, 2024.

(4) The amounts included in the table above under “All Other Compensation” consist of the following:

Name	Year	401(k) Matching Contribution ($)	Insurance Premiums ($)	Cellular Allowance ($)	Other ($)
Mr. Maxwell	2024	10,000	15,998	–	–
	2023	–	16,342	–	–
	2022	–	23,702	–	–
Mr. Barajas	2024	10,000	16,443	988	–
	2023	13,200	23,341	988	–
	2022	9,006	18,700	988
Mr. Konikowski	2024	13,800	9,796	988	–
	2023	13,200	9,470	988	–
	2022	16,746	9,463	988	0

Mr. Maxwell	5/18/2023	2/28/2023	–	–	–	–	–	–
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
•a disposition by Retailco and its affiliates in which their total interest drops below 10 million of our total outstanding voting securities; or
•any other business combination, liquidation event of Retailco and its affiliates or restructuring of us which the independent directors deem in its discretion to achieve the principles of a Change in Control.

The employment agreements also provide for noncompetition and nonsolicitation covenants which are in effect during the period of the executive’s employment and for a period of 12 months thereafter.

Salary to Total Compensation

For the year ended December 31, 2024, salary accounted for the following percentages of each Named Executive Officer’s total compensation.

Name	Salary as a Percentage of Total Compensation
Mr. Barajas	47.4%
Mr. Konikowski	48.3%

Mr. Maxwell earns a base salary of $1, so the percentage of salary to total compensation is not meaningful.

Mr. Maxwell	5/18/2023(2)

(1)
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

The independent directors have the discretion to make certain adjustments to awards in the event of a change in control the independent directors determine are appropriate in light of the specific transaction.

The following tables shows the payments that our Named Executive Officer would be entitled to in the event of (a) a termination by the Company for convenience, a non-renewal of the term by the Company, or a termination by the Named Executive Officer for Good Reason, and (b) a termination under circumstances constituting a Change in Control (as defined in the employment agreement) in which the Named Executive Officer’s employment is terminated by the Company for convenience, a non-renewal of the term by the Company, or a termination by the Named Executive Officer for Good Reason as provided therein.

Each of the tables below assume that such event occurred on December 31, 2023, and based on the closing market price of our Class A common stock on that day.

The amounts shown do not include payments that would be payable to all salaried employees generally.

Potential Payments— Termination by Company for Convenience; Non-Renewal by Company; Good Reason

Name	Severance Payment ($)(1)	Pro-Rated Target Bonus ($)(2)	Unpaid Bonus ($)(3)	Total ($)
Mr. Maxwell	--	--	--	--
Mr. Barajas	250,000	250,000	--	500,000
Mr. Konikowski	350,000	350,000	--	700,000

(1) Consists of twelve months’ 2024 base salary for Mr. Barajas and Mr. Konikowski.
(2) For purpose of this table, the pro-rated target bonus is equal to the actual amount earned for the year ended December 31, 2024.
(3) Under these circumstances, the employee would be entitled to any bonus earned for the prior fiscal year (the year ended December 31, 2023) that is unpaid as of the date of termination. We have not included the value of a post-termination bonus payment because no bonus was awarded with respect to the year ended December 31, 2023 or if awarded, has been paid.

Potential Payments— Termination Following Change in Control by Company for Convenience;
Non-Renewal by Company; Good Reason

Name	Lump Sum ($)(1)	Pro-Rated Target Bonus ($)(2)	Unpaid Bonus ($)(3)	Total ($)
Mr. Maxwell	--	--	--	--
Mr. Barajas	437,500	250,000	--	687,500
Mr. Konikowski	612,500	350,000	--	962,500

(1) Consists of a lump sum payment equal to the sum of the executive annual 2024 base salary in effect and the full target annual bonus for the year ended December 31, 2024.
(2) For purpose of this table, the pro-rated target bonus is equal to the actual amount earned for the year ended December 31, 2024.
(3) Under these circumstances, the employee would be entitled to any bonus earned for the prior fiscal year (the year ended December 31, 2023) that is unpaid as of the date of termination. We have not included the value of a post-termination bonus payment because no bonus was awarded with respect to the year ended December 31, 2023 or if awarded, has been paid.

Director Compensation Table

The following table shows information about non-employee director compensation for the year ended December 31, 2024:

Director	Total
Mr. Maxwell III	$250,000
Mr. Kennedy	$160,000
Mr. Hartwick(1)	$150,000
Ms. Bush	$180,000
Mr. Bill(2)	$17,935

(1) Kenneth Hartwick resigned from our Board of Directors effective November 18, 2024. Mr. Hartwick’s departure was not due to any disagreement with the Company.
(2) Mr. Bill joined our Board of Directors effective November 18, 2024.

CEO Pay Ratio for 2024
Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:

For the year ended December 31, 2024:

•The median of the annual total compensation of all employees of our Company (other than our CEO) was $78,623; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Form 10-K/A, was $25,999.

Based on this information, the ratio of our CEO’s annual total compensation to the median of the annual total compensation of all employees was 0.3:1.

Methodology

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•Selection of Determination Date. We determined that, as of December 31, 2024, our employee population consisted of 191 employees globally. This population included all of our full-time and part-time employees.

•Identification of Median Employee. To identify the “median employee” from our employee population, we reviewed the gross wages. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. We did not make any cost-of-living adjustments in identifying the “median employee.”

•Calculation of Annual Total Compensation. Once we identified our median employee, we combined all the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $71,874.

For our CEO’s annual total compensation, we used the amount reported in the “Total” column (column (j)) of our 2024 Summary Compensation Table included in this Form 10-K/A for Mr. Maxwell, as he was serving as of the determination date set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

W. Keith Maxwell III indirectly owns all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock.

Class A common stock beneficially owned(1)(2)	Class B common stock beneficially owned(1)	Combined voting power(3)

*	Less than one percent

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2))

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Organizational Structure

W. Keith Maxwell III indirectly owns all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock.

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

During the year ended December 31, 2024, the largest aggregate amount outstanding under the Subordinated Debt Facility was zero. As of December 31, 2024, the Company had borrowings of zero outstanding under the Subordinated Debt Facility. During the year ended December 31, 2024, the Company paid interest of zero under the Subordinated Debt Facility.

Historical Transactions with Affiliates

The Company enters into transactions with and pay certain costs on behalf of affiliates (specifically, TexEx Energy Operating, LLC, and National Gas & Electric, LLC (“NG&E”) that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company also sells natural gas to NG&E. Affiliated transactions include certain services to the affiliated companies associated with employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries, due diligence work, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed are based on the services provided, departmental usage, or headcount, which are considered reasonable by management. Where costs incurred on behalf of the affiliate or the Company cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or the Company based on estimates of percentage of departmental usage, wages or headcount. As such, the Company’s financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, as well as costs that have been incurred by the Company’s affiliates and then directly billed or allocated to the Company. The paragraphs below describe transactions arising from historical relationships that existed between the Company and other affiliates during the year ended December 31, 2024.

Cost allocations

The total net amount direct billed and allocated to affiliates was ($4.3) million for the year ended December 31, 2024. These amounts include the payments for administrative costs for information technology, power and gas supply, employee benefits and other services with NG&E, TxEx, Parent and other affiliated entities. These amounts also include the payments discussed in more detail below under the heading “—Office Lease and Facilities” and “—Transactions with NG&E.”

Office Lease and Facilities

The Company shares its corporate headquarters with certain of its affiliates. NuDevco Midstream Development, LLC, an indirect subsidiary of TxEx, is the lessee under the current lease agreement covering the Company’s corporate headquarters. NuDevco Midstream Development, LLC pays the entire lease payment and facilities charges on behalf of the affiliates of TxEx, and the Company reimburses NuDevco Midstream Development, LLC for the Company’s share. During the year ended December 31, 2024, the Company paid affiliates $1.3 million in lease payments and facilities charges.

Transactions with NG&E

Retail revenues-affiliates recorded in net asset optimization revenues in the combined statements of operations for the year period ended December 31, 2024 were $1.1 million. Cost of revenues-affiliates recorded in net asset optimization revenues in the combined statements of operations for the year ended December 31, 2024 were less than $0.1 million.

Policies and Procedures for Review of Related Party Transactions

The Company’s Board has adopted a written related party transactions policy. Pursuant to this policy, the Audit Committee of the Company or a specially designated committee consisting solely of independent directors review all material facts of all Related Party Transactions (as defined below) and either approves or disapproves entry into the Related Party Transaction, subject to certain limited exceptions. A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:
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

Item 14. Principal Accounting Fees and Services

Audit and Other Fees

The table below sets forth the aggregate fees billed by Grant Thornton LLP, our current independent registered public accountant, for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees(1)	$777,233	$727,567
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$777,233	$727,567

(1)	Audit fees represent fees for professional services provided in connection with: (a) the annual audit of our consolidated financial statements for the years ended December 31, 2024 and 2023; (b) the review of our quarterly consolidated financial statements; (c) assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and (d) review of our other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards for the years ended December 31, 2024 and 2023.

The table below sets forth the aggregate fees billed by EY, our former independent registered public accountant, for the fiscal years ended December 31, 2023:

	2024	2023
Audit Fees(1)	$—	$15,000
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total	$—	$15,000

(1)	Audit fees represent fees for professional services provided in connection with: (a) audit procedures for the year ended December 31, 2023 (b) the review of our quarterly consolidated financial statements; (c) assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and (d) review of our other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards for the year ended December 31, 2023.
(2)	Tax fees represent fees for professional services provided in connection with technical assistance for international, federal and state tax matters provided for the year ended December 31, 2023.

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

* Filed with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025
** Furnished with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025
*** Filed herewith
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

April 28, 2025	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)