Form 10-Q
period 2025-03-31
Via Renewables, Inc.
filed 2025-05-01
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
        Yes ☐    No ☒

There were 3,792,493 shares of Class A common stock, 3,530,836 shares of Class B common stock and 3,360,163 shares of Series A Preferred Stock outstanding as of April 29, 2025.

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
•competition; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in our Quarterly Reports on Form 10-Q in “Item 1A — Risk Factors” of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$64,723	$53,150
Restricted cash	2,909	17,109
Accounts receivable, net of allowance for credit losses of $2,799 at March 31, 2025 and $2,950 at December 31, 2024	70,442	65,442
Accounts receivable—affiliates	4,260	4,119
Inventory	750	2,137
Fair value of derivative assets, net	6,868	8,685
Customer acquisition costs, net	6,529	7,051
Customer relationships, net	10,808	8,020
Deposits	3,658	4,330
Renewable energy credit asset	27,585	23,481
Other current assets	8,555	10,247
Total current assets	207,087	203,771
Property and equipment, net	6,301	5,231
Fair value of derivative assets, net	518	478
Customer acquisition costs, net	2,093	2,141
Customer relationships, net	2,997	3,500
Deferred tax assets	4,948	6,088
Goodwill	120,343	120,343
Other assets	3,115	3,387
Total assets	$347,402	$344,939

Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$29,730	$37,176
Accounts payable—affiliates	1,076	157
Accrued liabilities	20,525	19,778
Renewable energy credit liability	19,118	15,832
Fair value of derivative liabilities, net	274	1,701
Other current liabilities	184	58
Total current liabilities	70,907	74,702
Long-term liabilities:
Fair value of derivative liabilities, net	528	55
Long-term portion of Senior Credit Facility	101,000	106,000
Subordinated debt—affiliates	—	—
Total liabilities	172,435	180,757
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,374,087 shares issued and outstanding at March 31, 2025 and 3,380,440 shares issued and outstanding at December 31, 2024	82,977	83,221

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,792,493 shares outstanding at March 31, 2025 and 3,529,602 shares issued and outstanding at December 31, 2024	38	35
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 3,530,836 shares issued and outstanding at March 31, 2025 and 3,793,727 shares issued and outstanding December 31, 2024	35	38

Additional paid-in capital	39,229	39,719
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	33,451	26,981
Total stockholders’ equity	72,713	66,733
Non-controlling interest in Spark HoldCo, LLC	19,277	14,228
Total equity	91,990	80,961
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$347,402	$344,939
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Retail revenues	$144,503	$114,388
Net asset optimization expense	(2,249)	(1,597)
Other revenue	3	1,265
Total Revenues	142,257	114,056
Operating Expenses:
Retail cost of revenues	95,393	68,962
General and administrative	16,992	17,333
Depreciation and amortization	5,028	2,040
Total Operating Expenses	117,413	88,335
Operating income	24,844	25,721
Other (expense):
Interest expense	(1,818)	(1,929)
Interest and other income	37	24
Total other expenses	(1,781)	(1,905)
Income before income tax expense	23,063	23,816
Income tax expense	4,596	4,752
Net income	$18,467	$19,064
Less: Net income attributable to non-controlling interests	9,669	10,497
Net income attributable to Via Renewables, Inc. stockholders	$8,798	$8,567
Less: Dividend on Series A Preferred Stock	2,328	2,710
Net income attributable to stockholders of Class A common stock	$6,470	$5,857

Net income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$1.83	$1.81
Diluted	$1.83	$1.81

Weighted average shares of Class A common stock outstanding
Basic	3,533	3,233
Diluted	3,533	3,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2025
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2024	3,530	3,794	—	$35	$38	$—	$(40)	$39,719	$26,981	$66,733	$14,228	$80,961
Consolidated net income	—	—	—	—	—	—	—	—	8,798	8,798	9,669	18,467
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,887)	(4,887)
Distribution to controlling interest	263	(263)	—	3	(3)	—	—	(223)	—	(223)	—	(223)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,328)	(2,328)	—	(2,328)
Changes in ownership interest	—	—	—	—	—	—	—	(267)	—	(267)	267	—
Balance at March 31, 2025	3,793	3,531	—	$38	$35	$—	$(40)	$39,229	$33,451	$72,713	$19,277	$91,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended March 31, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—	—	—	—	—	486	—	486	—	486
Consolidated net income	—	—	—	—	—	—	—	—	8,567	8,567	10,497	19,064
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(93)	(93)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,710)	(2,710)	—	(2,710)
Changes in ownership interest	—	—	—	—	—	—	—	238	—	238	(238)	—
Balance at March 31, 2024	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,726	$14,829	$53,181	$2,285	$55,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$18,467	$19,064
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	5,028	2,040
Deferred income taxes	2,030	1,562
Stock based compensation	—	514
Amortization of deferred financing costs	167	206
Bad debt expense	688	304
Gain/(loss) on derivatives, net	(4,386)	4,205
Current period cash settlements on derivatives, net	3,900	(15,425)
Other	62	64
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,688)	7,091
(Increase) decrease in accounts receivable—affiliates	(141)	219
Decrease in inventory	1,387	1,761
Increase in customer acquisition costs	(1,500)	(2,444)
Increase in prepaid and other current assets	(599)	(37)
Decrease in intangible assets—customer acquisition costs	7,717	—
Decrease in other assets	170	191
Decrease in accounts payable and accrued liabilities	(3,397)	(2,342)
Increase in accounts payable—affiliates	919	126
Increase in other current liabilities	126	—
Net cash provided by operating activities	24,950	17,099
Cash flows from investing activities:
Purchases of property and equipment	(1,415)	(450)
Acquisition of Customers	(12,590)	—
Net cash used in investing activities	(14,005)	(450)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(143)	—
Borrowings on notes payable	138,000	109,000
Payments on notes payable	(143,000)	(115,000)
Payment of distributions to non-controlling unitholders	(6,000)	(93)
Payment of Preferred Stock dividends	(2,429)	(2,728)
Net cash used in financing activities	(13,572)	(8,821)
Increase in Cash, cash equivalents and Restricted cash	(2,627)	7,828
Cash, cash equivalents and Restricted cash—beginning of period	70,259	42,595
Cash, cash equivalents and Restricted cash—end of period	$67,632	$50,423
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(16)	$32
Cash paid during the period for:
Interest	$1,621	$1,821
Taxes	$104	$110
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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

These transactions include, but are not limited to, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, certain administrative salaries, management due diligence, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed under these arrangements are based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable —affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 14 "Transactions with Affiliates."

On June 13, 2024, we consummated a previously announced merger pursuant to an agreement between the Company, Retailco, and wholly owned subsidiary of Retailco (the "Merger"), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

New Accounting Standards Being Evaluated/Standards Not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply retrospectively. We are evaluating the impact of adoption on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 seeks to improve information about cost of sales and selling, general, and administrative expenses to assist investors in better understanding an entity’s cost structure and forecasting future cash flows. FASB issued 2025-01 by clarifying the effective date of ASU 2024-03. The updated guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this update on its condensed consolidated financial statements and related disclosures.

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

	Reportable Segments
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$21,272	$5,195	$26,467	$27,339	$4,625	$31,964
Mid-Atlantic	38,860	20,224	59,084	30,699	15,255	45,954
Midwest	8,119	12,219	20,338	7,309	7,371	14,680
Southwest	12,469	26,145	38,614	11,982	9,808	21,790
	$80,720	$63,783	$144,503	$77,329	$37,059	$114,388

Customer type
Commercial	$10,801	$35,046	$45,847	$11,365	$20,714	$32,079
Residential	76,217	28,503	104,720	70,948	18,641	89,589
Unbilled revenue (b)	(6,298)	234	(6,064)	(4,984)	(2,296)	(7,280)
	$80,720	$63,783	$144,503	$77,329	$37,059	$114,388

Customer credit risk
POR	$55,934	$28,966	$84,900	$50,289	$19,469	$69,758
Non-POR	24,786	34,817	59,603	27,040	17,590	44,630
	$80,720	$63,783	$144,503	$77,329	$37,059	$114,388

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

(c) Retail Electricity includes Services.

Reconciliation to Condensed Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended March 31,
	2025	2024
Total Reportable Segments Revenue	$144,503	$114,388
Net asset optimization expense	(2,249)	(1,597)
Other Revenue	3	1,265
Total Revenues	$142,257	$114,056

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2025 and 2024, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.8 million and $1.4 million, respectively.

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

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $0.7 million and $0.3 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, respectively.

A rollforward of our allowance for credit losses for the three months ended March 31, 2025 are presented in the table below (in thousands):

Balance at December 31, 2024	$(2,950)
Current period credit loss provision	(688)
Write-offs	866
Recovery of previous write-offs	(27)
Balance at March 31, 2025	$(2,799)

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

On March 31, 2025, Spark HoldCo distributed $6.0 million in cash to the non-controlling interest holder. As a result of this distribution, the non-controlling interest holder agreed to transfer 262,891 of its shares of Class B Common Stock (the non-controlling interest in Spark HoldCo) to the Company, and the Company modified those shares of Class B Common Stock to be shares of Class A Common Stock. After the distribution and the share transfer, the Company’s equity ownership in Spark HoldCo increased by 3.59%, whereas the equity ownership of the non-controlling interest holder decreased by 3.59%.

The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the effects of changes in the Company's ownership interest in Spark HoldCo's equity (in thousands):

	Three Months Ended March 31
	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$8,798	$8,567
Transfers (to) from the non-controlling interest	—	—
Decrease in Via Renewables additional paid in capital from the equity shift	(223)	—
Net transfers (to) from non-controlling interest	(223)	—
Changes from net income attributable to Via Renewables stockholders and transfers (to) from non-controlling interest	$8,575	$8,567

	The Company	Affiliated Owners
March 31, 2025	51.79%	48.21%
December 31, 2024	48.20%	51.80%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income before taxes allocated to non-controlling interest	$10,285	$11,360
Less: Income tax expense allocated to non-controlling interest	616	863
Net income attributable to non-controlling interests	$9,669	$10,497

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

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$8,798	$8,567
Less: Dividend on Series A Preferred Stock	2,328	2,710
Net income attributable to stockholders of Class A common stock	$6,470	$5,857

Basic weighted average Class A common shares outstanding	3,533	3,233
Basic earnings earnings per share attributable to stockholders	$1.83	$1.81

Net income attributable to stockholders of Class A common stock	$6,470	$5,857
Effect of conversion of Class B common stock to shares of Class A common stock	—	—
Diluted net income attributable to stockholders of Class A common stock	$6,470	$5,857

Basic weighted average Class A common shares outstanding	3,533	3,233
Effect of dilutive Class B common stock	—	—
Diluted weighted average shares outstanding	3,533	3,233

Diluted earnings per share attributable to stockholders	$1.83	$1.81

The computation of diluted earnings per share for the three months ended March 31, 2025, respectively, excludes 3.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo’s operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$64,601	$52,993
Accounts receivable	70,329	65,354
Other current assets	68,357	79,704
Total current assets	203,287	198,051
Non-current assets:
Goodwill	120,343	120,343
Other assets	15,861	16,042
Total non-current assets	136,204	136,385
Total Assets	$339,491	$334,436

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$49,759	$56,560
Other current liabilities	65,274	61,069
Total current liabilities	115,033	117,629
Long-term liabilities:
Long-term portion of Senior Credit Facility	101,000	106,000
Subordinated debt — affiliate	—	—
Other long-term liabilities	528	55
Total long-term liabilities	101,528	106,055
Total Liabilities	$216,561	$223,684

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

During the three months ended March 31, 2025, we paid $2.4 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2025, we had accrued $2.3 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2025.

On April 16, 2025, the Company declared a quarterly cash dividend in the amount of $0.69348 per share of Series A Preferred Stock. The dividend will be paid on July 15, 2025 to holders of record on July 1, 2025 of the Series A Preferred Stock.

On February 19, 2025, we purchased 6,353 shares of our Series A Preferred Stock at a purchase price of $22.50 per share, in cash, less applicable withholding taxes and without interest, pursuant to a tender offer for the Series A Preferred Stock commenced in January 2025.

On April 1, 2025, we purchased 13,924 shares of our Series A Preferred Stock at a purchase price of $24.00 per share, in cash, less applicable withholding taxes and without interest, pursuant to a tender offer for the Series A Preferred Stock commenced in February 2025.

A summary of our preferred equity balance for the three months ended March 31, 2025 is as follows:

(In thousands)
Balance at December 31, 2024	$83,221
Repurchase of Series A Preferred Stock	(155)
Accumulated dividends on Series A Preferred Stock	(89)
Balance at March 31, 2025	$82,977

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

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2025 and December 31, 2024, we offset $1.4 million and zero, respectively, in collateral to net against the related derivative liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2025	December 31, 2024
Natural Gas	MMBtu	5,327	5,716
Electricity	MWh	788	987
Trading

Commodity	Notional	March 31, 2025	December 31, 2024
Natural Gas	MMBtu	1,883	2,988
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Gain (loss) on non-trading derivatives, net	$6,554	$(4,296)
(Loss) gain on trading derivatives, net	(2,168)	91
Gain (loss) on derivatives, net	$4,386	$(4,205)
Current period settlements on non-trading derivatives	(3,900)	15,242
Current period settlements on trading derivatives	—	183
Total current period settlements on derivatives	$(3,900)	$15,425

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

Fair Value of Derivative Instruments

The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2025
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,360	$(4,182)	$8,178	$(1,339)	$6,839
Trading commodity derivatives	39	(10)	29	—	29
Total Current Derivative Assets	12,399	(4,192)	8,207	(1,339)	6,868
Non-trading commodity derivatives	586	(68)	518	—	518
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	586	(68)	518	—	518
Total Derivative Assets	$12,985	$(4,260)	$8,725	$(1,339)	$7,386

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(39)	$16	$(23)	$30	$7
Trading commodity derivatives	(393)	112	(281)	—	(281)
Total Current Derivative Liabilities	(432)	128	(304)	30	(274)
Non-trading commodity derivatives	(956)	461	(495)	—	(495)
Trading commodity derivatives	(76)	43	(33)	—	(33)
Total Non-current Derivative Liabilities	(1,032)	504	(528)	—	(528)
Total Derivative Liabilities	$(1,464)	$632	$(832)	$30	$(802)

	December 31, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,100	$(5,443)	$6,657	$—	$6,657
Trading commodity derivatives	2,538	(510)	2,028	—	2,028
Total Current Derivative Assets	14,638	(5,953)	8,685	—	8,685
Non-trading commodity derivatives	737	(259)	478	—	478
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	737	(259)	478	—	478
Total Derivative Assets	$15,375	$(6,212)	$9,163	$—	$9,163

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(3,036)	$1,475	$(1,561)	$—	$(1,561)
Trading commodity derivatives	(634)	494	(140)	—	(140)
Total Current Derivative Liabilities	(3,670)	1,969	(1,701)	—	(1,701)
Non-trading commodity derivatives	(333)	282	(51)	—	(51)
Trading commodity derivatives	(94)	90	(4)	—	(4)
Total Non-current Derivative Liabilities	(427)	372	(55)	—	(55)
Total Derivative Liabilities	$(4,097)	$2,341	$(1,756)	$—	$(1,756)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2025	December 31, 2024
Information technology	2 – 5	$9,540	$8,141
Other	7	69	69
Total		9,609	8,210
Accumulated depreciation		(3,308)	(2,979)
Property and equipment—net		$6,301	$5,231

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2025 and December 31, 2024, information technology includes $2.7 million and $2.3 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2025	December 31, 2024
Goodwill	$120,343	$120,343
Customer relationships—Other
Cost	$15,978	$12,852
Accumulated amortization	(2,173)	(1,332)
Customer relationships—Other, net	$13,805	$11,520
Cost	$4,040	$4,040
Accumulated amortization	(2,121)	(2,020)
Trademarks, net	$1,919	$2,020

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2024	$120,343	$11,520	$2,020
Additions	—	3,113	—
Amortization	—	(828)	(101)
Balance at March 31, 2025	$120,343	$13,805	$1,919

Estimated future amortization expense for customer relationships and trademarks at March 31, 2025 is as follows (in thousands):

Year ending December 31,
2025 (remaining nine months)	$8,542
2026	5,970
2027	404
2028	404
2029	404
> 5 years	—
Total	$15,724

9. Debt
Debt consists of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Long-term debt:
Senior Credit Facility (1) (2)	$101,000	$106,000
Subordinated Debt	—	—
Total long-term debt	101,000	106,000
Total debt	$101,000	$106,000
(1) As of March 31, 2025 and December 31, 2024, the weighted average interest rate on the Senior Credit Facility was 7.57% and 7.59%, respectively.
(2) As of March 31, 2025 and December 31, 2024, we had $35.7 million and $25.6 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.5 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively. Of these amounts, $0.7 million and $0.7 million are recorded in other current assets, and $0.8 million and $1.0 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Senior Credit Facility	$1,595	$1,335
Letters of credit fees and commitment fees	40	384
Amortization of deferred financing costs	167	206
Other	16	4
Interest Expense	$1,818	$1,929

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of March 31, 2025 was 1.59 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of March 31, 2025 was 1.58 to 1.00.

The First Amendment eliminated the Maximum Senior Secured Leverage Ratio covenant and amended the Maximum Total Leverage Ratio covenant to no more than 3.00 to 1.00 from no more than 2.50 to 1.00.

As of March 31, 2025, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

The Company is entitled to pay cash dividends to the holders of its Series A Preferred Stock stock so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit do not exceed the borrowing base limits.

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

As of March 31, 2025, and December 31, 2024, there were zero outstanding borrowings under the Subordinated Debt Facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Non-trading commodity derivative assets	$2,890	$4,467	$—	$7,357
Trading commodity derivative assets	—	29	—	29
Total commodity derivative assets	$2,890	$4,496	$—	$7,386
Non-trading commodity derivative liabilities	$(30)	$(458)	$—	$(488)
Trading commodity derivative liabilities	—	(314)	—	(314)
Total commodity derivative liabilities	$(30)	$(772)	$—	$(802)

	Level 1	Level 2	Level 3	Total
December 31, 2024
Non-trading commodity derivative assets	$445	$6,690	$—	$7,135
Trading commodity derivative assets	—	2,028	—	2,028
Total commodity derivative assets	$445	$8,718	$—	$9,163
Non-trading commodity derivative liabilities	$(180)	$(1,432)	$—	$(1,612)
Trading commodity derivative liabilities	—	(144)	—	(144)
Total commodity derivative liabilities	$(180)	$(1,576)	$—	$(1,756)

We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2025 and the year ended December 31, 2024.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2025 and December 31, 2024, the credit risk valuation adjustment was a reduction of derivative assets, net of $0.1 million and $0.1 million, respectively.

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

As of March 31, 2025, we had a net deferred tax asset of $4.9 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended March 31, 2025 and 2024 was 19.9% and 20.0%, respectively. The effective tax rate for three months ended March 31, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. On September 18, 2024, the Court found that Plaintiff’s claims were unexhausted, stayed the case and ordered that Plaintiff must first present Plaintiff’s claims to the Maryland Public Service Communion (“MPSC”) before the Court may adjudicate them. Plaintiff filed its claim with the MPSC, the Company has responded and that claim is pending. The Company is vigorously defending this matter; however, given the current early stage of this matter, we cannot predict the outcome of this case at this time.

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

On July 19, 2024, Joshua Amburgey, a purported stockholder of the Company at the time of the Merger, filed a verified class action complaint, Joshua Amburgey, on behalf of himself and all others similarly situated v. Via Renewables, Inc., et al., Case No. 2024-0762-KSJM (Del. Ch.) (the “Amburgey Action”) in the Court of Chancery of the State of Delaware (“Delaware Court”) against the Company and Amanda E. Bush, Stephen Kennedy and Kenneth Hartwick in their capacities as members of the Company’s Special Transaction Committee of the Board of Directors (“Special Committee”), as well as Mr. Maxwell, Retailco, LLC, TxEx Energy Investments, LLC, Electric Holdco, LLC, NuDevco Retail Holdings, LLC and NuDevco Retail, LLC. Plaintiff alleges that the defendants breached their fiduciary duties owed to the Company’s public stockholders in connection with the Merger. This matter is pending before the Delaware Chancery Court.

On July 25, 2024, Bruce Taylor, a purported stockholder of the Company at the time of the Merger, filed a verified class action complaint, Bruce Taylor v. W. Keith Maxwell III, et al., Case No. 2024-0794 (Del. Ch.) (the “Taylor Action”) in the Delaware Court against the Special Committee, and Mike Barajas, in his capacity as the Company’s Chief Financial Officer, as well as Mr. Maxwell in his capacity as controlling stockholder of the Company. Plaintiff alleges that the defendants breached their fiduciary duties and participated in the provision of a materially untrue and misleading proxy statement to Company’s minority stockholders in connection with the Merger. This matter is pending before the Delaware Chancery Court.

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

Massachusetts.In February 2025, the Massachusetts Department of Public Utilities opened a new docket, DP 19-07, and has met twice with industry participants to address concerns it has in the retail energy market. The focus of DP 19-07 is (i) limiting green energy offerings in Massachusetts to Class I Massachusetts renewable energy credits (i.e.,renewable energy from projects built after 1997 and located within the New England region) and (ii) only permitting retail energy sales on the government’s consumer shopping website. This proposal, if enacted, would have the effect on all retail energy providers in Massachusetts, making it more costly to provide green energy offerings and extremely difficult to offer Massachusetts residential consumers energy choice. The Company is working to minimize economic impacts of Massachusetts to the Company.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2022 to 2024 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of March 31, 2025 and December 31, 2024, we had accrued $11.5 million and $11.9 million, respectively, related to litigation and regulatory matters and less than $0.1 million and $0.8 million, respectively, related to indirect tax audits. The accrual for litigation and regulatory matters, and indirect tax audits is recorded in accrued liabilites on the balance sheet. The outcome of each of these may result in additional expense.

13. Transactions with Affiliates

Transactions with Affiliates

We enter into transactions with and pay certain costs on behalf of affiliates that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. We also sell and purchase natural gas and electricity with affiliates. We present receivables and payables with the same affiliate on a net basis in the condensed consolidated balance sheets as all affiliate activity is with parties under common control. Affiliated transactions include certain services to the affiliated companies associated with employee benefits provided through our benefit plans, insurance plans, leased office space, administrative salaries, due diligence work, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed are based on the services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by us and then directly billed or allocated to affiliates, as well as costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable—affiliates, respectively recorded in the condensed consolidated balance sheets. Transactions with affiliates for sales or purchases of natural gas and electricity are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate recorded in the condensed consolidated balance sheets.

The following tables presents asset and liability balances with affiliates (in thousands):

	March 31, 2025	December 31, 2024
Assets
Accounts Receivable - affiliates	$4,260	$4,119
Total Assets - affiliates	$4,260	$4,119

	March 31, 2025	December 31, 2024
Liabilities
Accounts Payable - affiliates	$1,076	$157
Subordinated Debt - affiliates	—	—
Total Liabilities - affiliates	$1,076	$157

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue NAO - affiliates	$658	$482
Less: Cost of Revenue NAO - affiliates	—	1
Net NAO - affiliates	$658	$481

The Company's retail cost of revenue includes gains/(losses) related to derivative instruments transactions with affiliates. For the three months ended March 31, 2025 and March 31, 2024, respectively, we recognized a loss of $0.2 million and gain of $0.8 million, respectively, in retail cost of revenue related to derivative instrument settlements.

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was ($0.6 million) and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The Company would have incurred incremental costs of $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2025 and 2024, Spark HoldCo made distributions to these affiliates for gross-up distributions of zero and $0.1 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

As discussed in Note 4 – Equity, on December 31, 2024, Spark HoldCo distributed $5.0 million in cash to the non-controlling interest holder, and the non-controlling interest holder transferred 206,273 shares of Class B common stock to the Company. On March 31, 2025, Spark HoldCo distributed $6.0 million in cash to the non-controlling interest holder, and the non-controlling interest holder transferred 262,891 shares of Class B common stock to the Company.

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

As of March 31, 2025 and December 31, 2024, there were zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 “Debt” for a further description of terms and conditions of the Subordinated Debt Facility.

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

Three Months Ended March 31,

Three Months Ended March 31,
Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2025
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$80,720	$63,783	$(2,246)	$—	$142,257
Retail cost of revenues	58,202	37,189	2	—	95,393
Less:
Net asset optimization expense(2)	—	—	(2,249)	—	(2,249)
Net, gain on non-trading derivative instruments	4,863	1,691	—	—	6,554
Current period settlements on non-trading derivatives	(3,759)	(141)	—	—	(3,900)
Retail Gross Margin	$21,414	$25,044	$1	$—	$46,459
Add: Reconciling items (3)					405
Gross Profit					$46,864
Total Assets at March 31, 2025	$1,932,644	$167,105	$315,930	$(2,068,277)	$347,402
Goodwill at March 31, 2025	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the three months ended March 31, 2025 we recorded asset optimization revenues of $20.1 million and asset optimization cost of revenues of $22.3 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Three Months Ended March 31, 2024
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$77,329	$37,059	$(332)	$—	$114,056
Retail cost of revenues	49,131	19,203	628	—	68,962
Less:
Net asset optimization expense (2)	—	—	(1,597)	—	(1,597)
Net, loss on non-trading derivative instruments	(3,836)	(460)	—	—	(4,296)
Current period settlements on non-trading derivatives	13,123	2,119	—	—	15,242
Retail Gross Margin	$18,911	$16,197	$637	$—	$35,745
Add: Reconciling items (3)					9,349
Gross Profit					$45,094
Total Assets at December 31, 2024	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill at December 31, 2024	$117,813	$2,530	$—	$—	$120,343

(1) Retail Electricity includes related services.

(2) For the three months ended March 31, 2024, we recorded asset optimization revenues of $11.5 million and asset optimization cost of revenues and $13.1 million, respectively, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

15. Customer Acquisitions
Acquisition of Customer Books

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 residential customer equivalents ("RCEs") for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and were in our existing markets. As part of the acquisition, we funded an escrow account, the balance of which was reflected as restricted cash in our condensed consolidated balance sheet. As we acquired customers, we made payments to the sellers from the escrow account. As of December 31, 2024, we completed this acquisition and approximately 9,300 RCEs were transferred. The balance of $0.4 million in the escrow account as of December 31, 2024, was returned to the Company in the first quarter of 2025. As of March 31, 2025, the balance in the escrow account was zero.

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and began transferring in December of 2024 and January of 2025.

As we acquire customers under these acquisition agreements, we will make payments to the sellers from the escrow accounts. Funds from the escrow account will be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisitions are complete. As of December 31, 2024, approximately 72,700 RCEs were transferred. During the three months ended March 31, 2025, approximately 26,300 RCEs were transferred for a total of approximately 99,000 RCEs as of March 31, 2025 related to customer book acquisitions. As of March 31, 2025 and December 31, 2024, the balance is the escrow accounts was $2.9 million and $15.5 million, respectively.

16. Subsequent Events

Declaration of Dividends

On April 16, 2025, we declared a quarterly cash dividend in the amount of $0.69348 per share to holders of record of the Series A Preferred Stock on July 1, 2025. The dividend will be paid on July 15, 2025.

Acquisition of Customer Books

In April 2025, we entered into two asset purchase agreements to acquire up to approximately 16,800 RCEs for a cash purchase price of up to a maximum of $1.8 million. These customers will begin transferring in the second quarter of 2025, and are located in our existing markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. Results of operations and cash flows for the three months ended March 31, 2025 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2025, we operated in 104 utility service territories across 20 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2025 and 2024, approximately 56% and 68%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2025 and 2024, approximately 44% and 32%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Spark HoldCo Distribution

On March 31, 2025, Spark HoldCo distributed $6.0 million in cash to the non-controlling interest holder, and the non-controlling interest holder transferred 262,891 shares of Class B common stock to the Company.

Series A Preferred Stock Tender offer

On April 1, 2025, we purchased 13,924 shares of our Series A Preferred Stock at a purchase price of $24.00 per share, in cash, less applicable withholding taxes and without interest, pursuant to a tender offer for the Series A Preferred Stock commenced in February 2025.

Acquisition of Customer Books

In April 2025, we entered into two asset purchase agreements to acquire up to approximately 16,800 RCEs for a cash purchase price of up to a maximum of $1.8 million. These customers will begin transferring in the second quarter of 2025, and are located in our existing markets.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three months ended March 31, 2025:

RCEs:

RCEs:
(In thousands)	December 31, 2024	Additions	Attrition	March 31, 2025	% Increase (Decrease)
Retail Electricity	232	19	39	212	(9)%
Retail Natural Gas	156	51	12	195	25%
Total Retail	388	70	51	407	5%

The following table details our count of RCEs by geographical location as of March 31, 2025:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	50	24%	13	7%	63	15%
Mid-Atlantic	104	49%	52	27%	156	38%
Midwest	23	11%	24	12%	47	12%
Southwest	35	16%	106	54%	141	35%
Total	212	100%	195	100%	407	100%

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

During the three months ended March 31, 2025, we added approximately 43,700 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and began transferring in December of 2024 and January of 2025. During the three months ended March 31, 2025, approximately 26,300 RCEs were transferred.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2025 and 2024 was 4.3% and 3.9%, respectively. Customer attrition was higher than prior year primarily due to our proactive non-renewals in Maryland due to regulatory changes as well as higher attrition related to new customer book acquisitions in the fourth quarter of 2024.

Customer Credit Risk

Our credit loss expense for the three months ended March 31, 2025 and 2024 was 0.9% and 0.8%, respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets and focused on collection efforts, we have experienced an increase in credit loss expense during the three months ended March 31, 2025.

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

Net asset optimization resulted in a loss of $2.2 million and a loss of $1.6 million for the three months ended March 31, 2025 and three months ended March 31, 2024, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Adjusted EBITDA (1)	$27,714	$15,068
Retail Gross Margin	$46,459	$35,745
(1) Adjusted EBITDA for three months ended March 31, 2025 includes an add back of $(0.2) million related to merger agreement expense.

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$18,467	$19,064
Depreciation and amortization	5,028	2,040
Interest expense	1,818	1,929
Income tax expense	4,596	4,752
EBITDA	29,909	27,785
Less:
Gain (loss) on derivative instruments	4,386	(4,205)
Cash settlements on derivative instruments	(3,900)	15,425
Customer acquisition costs	1,500	2,444
Plus:
Non-cash compensation expense	—	514
Merger agreement expense	(209)	433
Adjusted EBITDA	$27,714	$15,068
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$24,950	$17,099
Amortization of deferred financing costs	(167)	(206)
Bad debt expense	(688)	(304)
Interest expense	1,818	1,929
Income tax expense	4,596	4,752
Merger agreement expense	(209)	433
Changes in operating working capital
Accounts receivable, prepaids and current assets	6,428	(7,273)
Inventory	(1,387)	(1,761)
Accounts payable and accrued liabilities	2,352	2,216
Other	(9,979)	(1,817)
Adjusted EBITDA	$27,714	$15,068
Cash Flow Data:
Net cash provided by operating activities	$24,950	$17,099
Net cash used in investing activities	$(14,005)	$(450)
Net cash used in financing activities	$(13,572)	$(8,821)

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$142,257	$114,056
Less:
Retail cost of revenues	95,393	68,962
Gross Profit	$46,864	$45,094
Less:
Net asset optimization expense	(2,249)	(1,597)
Gain (loss) on non-trading derivative instruments	6,554	(4,296)
Cash settlements on non-trading derivative instruments	(3,900)	15,242
Retail Gross Margin	$46,459	$35,745
Retail Gross Margin - Retail Electricity Segment	$21,414	$18,911
Retail Gross Margin - Retail Natural Gas Segment	$25,044	$16,197
Retail Gross Margin - Other	$1	$637

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

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

(In Thousands)	Three Months Ended March 31,
	2025	2024
Revenues:
Retail revenues	$144,503	$114,388
Net asset optimization expense	(2,249)	(1,597)
Other revenue	3	1,265
Total Revenues	142,257	114,056
Operating Expenses:
Retail cost of revenues	95,393	68,962
General and administrative expense	16,992	17,333
Depreciation and amortization	5,028	2,040
Total Operating Expenses	117,413	88,335
Operating income	24,844	25,721
Other (expense)/income:
Interest expense	(1,818)	(1,929)
Interest and other income	37	24
Total other expense	(1,781)	(1,905)
Income before income tax expense	23,063	23,816
Income tax expense	4,596	4,752
Net income	$18,467	$19,064
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$27,714	$15,068
Retail Gross Margin (1)	$46,459	$35,745
Customer Acquisition Costs	$1,500	$2,444
Average Monthly RCE Attrition	4.3%	3.9%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three months ended March 31, 2025 includes an add back of $(0.2) million related to merger agreement expense.

Total Revenues. Total revenues for the three months ended March 31, 2025 were approximately $142.3 million, an increase of approximately $28.2 million, or 25%, from approximately $114.1 million for the three months ended March 31, 2024, as indicated in the table below (in millions). This increase was primarily due to higher gas and electricity volumes sold due to larger customer book as a result of customer book purchase in the fourth quarter of 2024, partially offset by lower electricity rates in the first quarter of 2025 as compared to the first quarter of 2024.

Change in electricity volumes sold	$8.2
Change in natural gas volumes sold	27.9
Change in electricity unit revenue per MWh	(4.8)
Change in natural gas unit revenue per MMBtu	(1.2)
Change in other revenue	(1.2)
Change in net asset optimization expense	(0.7)
Change in total revenues	$28.2

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2025 was approximately $95.4 million, an increase of approximately $26.4 million, or 38%, from approximately $69.0 million for the three months ended March 31, 2024, as indicated in the table below (in millions). This increase was primarily due to higher electricity and gas volumes as a result of larger customer book purchase in the fourth quarter of 2024 and change in value of retail derivative portfolio, offset by lower electricity costs in first quarter of 2025 compared to first quarter of 2024.

Change in electricity volumes sold	$6.2
Change in natural gas volumes sold	15.7
Change in electricity unit cost per MWh	(5.3)
Change in natural gas unit cost per MMBtu	2.2
Change in other costs	(0.7)
Change in value of retail derivative portfolio	8.3
Change in retail cost of revenues	$26.4

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2025 was approximately $17.0 million, a decrease of approximately $0.3 million, or 2%, as compared to $17.3 million for the three months ended March 31, 2024. This decrease was primarily attributable to a decrease in stock compensation related to the merger in second quarter of 2024, and lower sales and marketing costs due to decrease in sales activity in first quarter of 2025.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2025 was approximately $5.0 million, an increase of approximately $3.0 million, or 150%, from approximately $2.0 million for the three months ended March 31, 2024. This increase was primarily due to an increased amortization expense associated with customer relationship intangibles that were acquired in fourth quarter of 2024.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2025 was approximately $1.5 million, a decrease of approximately $0.9 million, or 38% from approximately $2.4 million three months ended March 31, 2024, primarily due to a decrease in the sales activity in the first quarter of 2025 as compared to the first quarter of 2024.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended March 31,
	2025	2024

Retail Electricity Segment
Total Revenues	$80,720	$77,329
Retail Cost of Revenues	58,202	49,131
Less: Gain on non-trading derivatives, net of cash settlements	1,104	9,287
Retail Gross Margin (1) — Electricity	$21,414	$18,911
Volumes — Electricity (MWhs)	557,618	504,307
Retail Gross Margin (2) — Electricity per MWh	$38.40	$37.50

Retail Natural Gas Segment
Total Revenues	$63,783	$37,059
Retail Cost of Revenues	37,189	19,203
Less: Gain on non-trading derivatives, net of cash settlements	1,550	1,659
Retail Gross Margin (1) — Gas	$25,044	$16,197
Volumes — Gas (MMBtus)	7,454,075	4,252,945
Retail Gross Margin (2) — Gas per MMBtu	$3.36	$3.81
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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended March 31, 2025 were approximately $80.7 million, an increase of approximately $3.4 million, or 4%, from approximately $77.3 million for the three months ended March 31, 2024. This increase was largely due to higher electricity volumes of $8.2 million as a result of a larger electricity customer book as compared to the first quarter of 2024 offset by lower electricity rates, which resulted in a decrease of $4.8 million.

Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2025 were approximately $58.2 million, an increase of approximately $9.1 million, or 19%, from approximately $49.1 million for the three months ended March 31, 2024. This increase was primarily due to higher electricity volumes due to a larger electricity customer book, resulting in increase of $6.2 million and change in the fair value of our retail derivative portfolio used for hedging, which resulted in an increase of $8.2 million offset by a decrease in electricity costs, resulting in a decrease of $5.3 million.

Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2025 was approximately $21.4 million, an increase of approximately $2.5 million, or 13%, from approximately $18.9 million for the three months ended March 31, 2024, as indicated in the table below (in millions).

Change in volumes sold	$2.0
Change in unit margin per MWh	0.5
Change in retail electricity segment retail gross margin	$2.5

Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2025 were approximately $63.8 million, an increase of approximately $26.7 million, or 72%, from approximately $37.1 million for the three months ended March 31, 2024. This increase was attributable to higher gas volumes due to a larger gas customer book, resulting in an increase of $27.9 million, offset by lower natural gas rates, which decreased total revenues by $1.2 million.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2025 were approximately $37.2 million, an increase of $18.0 million, or 94%, from approximately $19.2 million for the three months ended March 31, 2024. This increase was primarily due to higher natural gas volumes due to a larger gas customer book, resulting in an increase of $15.7 million, and increase in natural gas cost, resulting in an increase of $2.2 million and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in an increase of $0.1 million

Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2025 was approximately $25.0 million, an increase of approximately $8.8 million, or 54%, from approximately $16.2 million for the three months ended March 31, 2024, as indicated in the table below (in millions).

Change in volumes sold	$12.1
Change in unit margin per MMBtu	(3.3)
Change in retail natural gas segment retail gross margin	$8.8

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

Liquidity Position

The following table details our available liquidity as of March 31, 2025:

($ in thousands)	March 31, 2025
Cash and cash equivalents	$64,723
Senior Credit Facility Availability (1)	66,861
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$156,584
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2025.
(2) The availability of the Subordinated Facility is dependent on ’Mr. Maxwell’s willingness and ability to lend. See “—Sources of Liquidity —Subordinated Debt Facility.”

Borrowings and related posting of letters of credit under our Senior Credit Facility are subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy natural gas inventory requirements and to meet customer demands during periods of peak usage. Additionally, borrowings are subject to borrowing base and covenant restrictions.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$24,950	$17,099
Net cash used in investing activities	$(14,005)	$(450)
Net cash used in financing activities	$(13,572)	$(8,821)

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2025 increased by $7.9 million compared to the three months ended March 31, 2024. The increase was primarily the result of changes in working capital for the three months ended March 31, 2025.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $13.5 million for the three months ended March 31, 2025. The increase was primarily the result of customer book acquisitions during the three months ended March 31, 2025.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $4.8 million for the three months ended March 31, 2025, primarily due to distribution of $6.0 million to our non-controlling interest, offset by an decrease in net paydown of our Senior Credit Facility of $1.0 million, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

As of March 31, 2025, we had total commitments of $205.0 million under our Senior Credit Facility, of which $136.7 million was outstanding, including $35.7 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

As of March 31, 2025, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2025, we had availability to borrow up to $66.9 million under the Senior Credit Facility.

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

See Note 9 “Debt” for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2025 was $136.7 million, including $35.7 million of outstanding letters of credit. The current variable interest rate on the facility at March 31, 2025 was 7.57%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2025 and 2024, we spent a total of $1.5 million and $2.4 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2025 and 2024 included $1.4 million and $0.5 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three months ended March 31, 2025 we paid $2.4 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2025, we had accrued $2.3 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2025. For a more detailed explanation of the Company's Series A Preferred Stock, please see Note 5 "Preferred Stock" in the notes to our condensed consolidated financial statements.

For the full year ended December 31, 2025, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $9.4 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2025.

On April 16, 2025, we declared a dividend in the amount of $0.69348 per share for the Series A Preferred Stock for the first quarter of 2025. Dividends on Series A Preferred Stock will be paid on July 15, 2025 to holders of record on July 1, 2025. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no material “off-balance sheet arrangements.”

Related Party Transactions

For a discussion of related party transactions, see Note 13 “Transactions with Affiliates” to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Form 10-K. There have been no changes to these policies and estimates since the date of our 2024 Form 10-K.

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

Our net gain on our non-trading derivative instruments, net of cash settlements, was $2.7 million and $10.9 million for three months ended March 31, 2025 and 2024.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2024 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2025, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 610,330 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2025, levels would have decreased the fair market value of our net non-trading energy portfolio by $0.2 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2025, levels would have increased the fair market value of our non-trading energy derivatives by $0.2 million. As of March 31, 2025, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 188,072 MWhs. An increase of 10% in the forward market prices from their March 31, 2025, levels would have decreased the fair market value of our net non-trading energy portfolio by $0.9 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2025, levels would have increased the fair market value of our non-trading energy derivatives by $0.9 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 59% and 60% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2025 and 2024, respectively. We paid these local regulated utilities a weighted average discount of 1.3% and 1.2%, for the three months ended March 31, 2025 and 2024, respectively of total revenues for customer credit risk protection.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2025 and 2024 was 0.9% and 0.8% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2025.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2025, approximately $8.4 million of our total exposure of $11.2 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2025.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At March 31, 2025, we were co-borrowers under the Senior Credit Facility, under which $101.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2025, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

On April 16, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.69348 per share for the Series A Preferred Stock for the first quarter of 2025 for an aggregate amount of $2.3 million for the quarter. Based on the Series A Preferred Stock outstanding on March 31, 2025, a 1.0% increase in interest rates would have resulted in additional dividends of $0.2 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Holders of Series A Preferred Stock should carefully consider the risk factors under “Item 1A— Risk Factors” in our 2024 Form 10-K. There has been no material change in our risk factors from those described in the 2024 Form 10-K. Our description of risks are not the sole risks for investors in Series A Preferred Stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.10^	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Description of Securities	10-Q	4.1	8/1/2024	001-36559
10.1#	First Amendment to Credit Agreement, dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto.	8-K	10.1	6/28/2024	001-36559

10.2	Amended and Restated Subordinated Promissory Note (Note No. 8), dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	6/28/2024	001-36559
10.3	Asset Purchase Agreement by and between Tomorrow Energy Corp, as Seller, and Spark HoldCo, LLC, as Buyer, dated as of October 22, 2024	8-K	2.1	10/25/2024	001-36559
10.4	Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of October 30, 2024, by and between Via Renewables, Inc., Spark HoldCo, LLC, and Retailco, LLC.	10-Q	10.4	10/31/2024	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Via Renewables, Inc.

May 1, 2025	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)