Form 10-Q
period 2025-06-30
Via Renewables, Inc.
filed 2025-07-31
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
        Yes ☐    No ☒

There were 3,792,493 shares of Class A common stock, 3,530,836 shares of Class B common stock and 3,192,155 shares of Series A Preferred Stock outstanding as of July 29, 2025.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward-looking statements. The forward-looking statements include statements regarding the impacts of Winter Storm Uri, cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, the timing, availability, ability to pay and amount of cash dividends on our 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$62,142	$53,150
Restricted cash	4,725	17,109
Accounts receivable, net of allowance for credit losses of $2,606 at June 30, 2025 and $2,950 at December 31, 2024	47,972	65,442
Accounts receivable—affiliates	3,941	4,119
Inventory	1,805	2,137
Fair value of derivative assets, net	2,606	8,685
Customer acquisition costs, net	6,935	7,051
Customer relationships, net	10,727	8,020
Deposits	3,861	4,330
Renewable energy credit asset	24,834	23,481
Other current assets	8,555	10,247
Total current assets	178,103	203,771
Property and equipment, net	6,444	5,231
Fair value of derivative assets, net	670	478
Customer acquisition costs, net	2,216	2,141
Customer relationships, net	669	3,500
Deferred tax assets	4,848	6,088
Goodwill	120,343	120,343
Other assets	3,050	3,387
Total assets	$316,343	$344,939

Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$26,067	$37,176
Accounts payable—affiliates	478	157
Accrued liabilities	14,579	19,778
Renewable energy credit liability	14,537	15,832
Fair value of derivative liabilities, net (1)	375	1,701
Other current liabilities	58	58
Total current liabilities	56,094	74,702
Long-term liabilities:
Fair value of derivative liabilities, net	153	55
Long-term portion of Senior Credit Facility	100,000	106,000
Subordinated debt—affiliates	—	—
Total liabilities	156,247	180,757
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 3,192,155 shares issued and outstanding at June 30, 2025 and 3,380,440 shares issued and outstanding at December 31, 2024	78,432	83,221

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,792,493 shares outstanding at June 30, 2025 and 3,529,602 shares issued and outstanding at December 31, 2024	38	35
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 3,530,836 shares issued and outstanding at June 30, 2025 and 3,793,727 shares issued and outstanding December 31, 2024	35	38

Additional paid-in capital	37,566	39,719
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	30,606	26,981
Total stockholders’ equity	68,205	66,733
Non-controlling interest in Spark HoldCo, LLC	13,459	14,228
Total equity	81,664	80,961
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$316,343	$344,939

(1) Fair value of derivative liabilities includes of less than $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, related to affiliates.

The accompanying notes are an integral part of the condensed consolidated financial statements.

 VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Retail revenues	$90,635	$86,960	$235,138	$201,348
Net asset optimization expense	(636)	(531)	(2,885)	(2,128)
Other revenue	30	267	33	1,532
Total Revenues	90,029	86,696	232,286	200,752
Operating Expenses:
Retail cost of revenues	63,055	42,997	158,448	111,959
General and administrative	15,631	20,862	32,623	38,195
Depreciation and amortization	5,291	2,210	10,319	4,250
Total Operating Expenses	83,977	66,069	201,390	154,404
Operating income	6,052	20,627	30,896	46,348
Other (expense):
Interest expense	(1,539)	(1,743)	(3,357)	(3,672)
Interest and other income	19	19	56	43
Total other expenses	(1,520)	(1,724)	(3,301)	(3,629)
Income before income tax expense	4,532	18,903	27,595	42,719
Income tax expense	1,381	3,208	5,977	7,960
Net income	$3,151	$15,695	$21,618	$34,759
Less: Net income attributable to non-controlling interests	412	8,071	10,081	18,568
Net income attributable to Via Renewables, Inc. stockholders	$2,739	$7,624	$11,537	$16,191
Less: Dividend on Series A Preferred Stock	2,399	2,713	4,727	5,423
Net income attributable to stockholders of Class A common stock	$340	$4,911	$6,810	$10,768

Net income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$0.09	$1.51	$1.86	$3.32
Diluted	$0.09	$1.51	$1.86	$3.32

Weighted average shares of Class A common stock outstanding
Basic	3,792	3,261	3,663	3,247
Diluted	3,792	3,261	3,663	3,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Six Months Ended June 30, 2025
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2024	3,530	3,794	$35	$38	$—	$(40)	$39,719	$26,981	$66,733	$14,228	$80,961
Consolidated net income	—	—	—	—	—	—	—	11,537	11,537	10,081	21,618
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	(12,780)	(12,780)
Distribution to controlling interest	263	(263)	3	(3)	—	—	(223)	(3,185)	(3,408)	—	(3,408)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(4,727)	(4,727)	—	(4,727)
Changes in ownership interest	—	—	—	—	—	—	(1,930)	—	(1,930)	1,930	—
Balance at June 30, 2025	3,793	3,531	$38	$35	$—	$(40)	$37,566	$30,606	$68,205	$13,459	$81,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2025
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 3/31/2025	3,793	3,531	$38	$35	$—	$(40)	$39,229	$33,451	$72,713	$19,277	$91,990
Consolidated net income	—	—	—	—	—	—	—	2,739	2,739	412	3,151
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	(7,893)	(7,893)
Distribution to controlling interest	—	—	—	—	—	—	—	(3,185)	(3,185)	—	(3,185)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,399)	(2,399)	—	(2,399)
Changes in Ownership Interest	—	—	—	—	—	—	(1,663)	—	(1,663)	1,663	—
Balance at June 30, 2025	3,793	3,531	$38	$35	$—	$(40)	$37,566	$30,606	$68,205	$13,459	$81,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

Six Months Ended June 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—	—	—	—	—	1,720	—	1,720	—	1,720
Restricted stock unit vesting	62	—	—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	16,191	16,191	18,568	34,759
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,495)	(4,495)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(5,423)	(5,423)	—	(5,423)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Changes in ownership interest	—	—	—	—	—	—	—	(541)	—	(541)	541	—
Balance at June 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$38,488	$19,740	$58,261	$7,376	$65,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended June 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 31, 2024	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,726	$14,829	$53,181	$2,285	$55,466
Stock based compensation	—	—	—	—	—	—	—	1,234	—	1,234	—	1,234
Restricted stock unit vesting	62	—	—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	7,624	7,624	8,071	15,695
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,402)	(4,402)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,713)	(2,713)	—	(2,713)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Changes in ownership interest	—	—	—	—	—	—	—	(779)	—	(779)	779	—
Balance at June 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$38,488	$19,740	$58,261	$7,376	$65,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$21,618	$34,759
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	10,319	4,250
Deferred income taxes	2,130	4,204
Stock based compensation	—	2,442
Amortization of deferred financing costs	334	518
Bad debt expense	833	1,321
Loss on derivatives, net	2,026	1,025
Current period cash settlements on derivatives, net	2,612	(23,192)
Other	125	123
Changes in assets and liabilities:
Decrease in accounts receivable	16,637	12,840
Decrease (increase) in accounts receivable—affiliates	178	(113)
Decrease in inventory	333	1,108
Increase in customer acquisition costs	(4,078)	(5,026)
Decrease in prepaid and other current assets	496	7,110
Decrease (increase) in intangible assets—customer acquisition costs	7,719	(783)
Decrease (increase) in other assets	135	(1,599)
Decrease in accounts payable and accrued liabilities	(17,790)	(10,456)
Increase (decrease) in accounts payable—affiliates	321	(204)
Net cash provided by operating activities	43,948	28,327
Cash flows from investing activities:
Purchases of property and equipment	(1,989)	(730)
Acquisition of Customers	(12,963)	—
Net cash used in investing activities	(14,952)	(730)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(4,748)	—
Borrowings on notes payable	248,425	253,000
Payments on notes payable	(254,425)	(257,000)
Restricted stock vesting	—	(1,013)
Contribution for cash settlement of merger	—	643
Payment of dividends to Class A common stockholders	(3,185)	—
Payment of distributions to non-controlling unitholders	(13,686)	(4,495)
Payment of Preferred Stock dividends	(4,769)	(5,438)
Net cash used in financing activities	(32,388)	(14,303)
Increase in Cash, cash equivalents and Restricted cash	(3,392)	13,294
Cash, cash equivalents and Restricted cash—beginning of period	70,259	42,595
Cash, cash equivalents and Restricted cash—end of period	$66,867	$55,889
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(20)	$31
Cash paid during the period for:
Interest	$3,050	$3,919
Taxes	$3,628	$7,329
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

On June 13, 2024, we consummated a previously announced merger pursuant to an agreement between the Company, Retailco, and wholly owned subsidiary of Retailco (the "Merger"), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of our Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

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

	Reportable Segments
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$15,919	$1,682	$17,601	$21,271	$1,572	$22,843
Mid-Atlantic	28,509	6,453	34,962	27,514	5,912	33,426
Midwest	7,032	2,834	9,866	6,518	2,107	8,625
Southwest	15,350	12,856	28,206	15,845	6,221	22,066
	$66,810	$23,825	$90,635	$71,148	$15,812	$86,960

Customer type
Commercial	$8,712	$16,919	$25,631	$9,989	$11,304	$21,293
Residential	52,996	11,231	64,227	56,956	8,703	65,659
Unbilled revenue (b)	5,102	(4,325)	777	4,203	(4,195)	8
	$66,810	$23,825	$90,635	$71,148	$15,812	$86,960

Customer credit risk
POR	$42,956	$10,371	$53,327	$44,080	$7,177	$51,257
Non-POR	23,854	13,454	37,308	27,068	8,635	35,703
	$66,810	$23,825	$90,635	$71,148	$15,812	$86,960

	Reportable Segments
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$37,191	$6,877	$44,068	$48,610	$6,197	$54,807
Mid-Atlantic	67,369	26,677	94,046	58,213	21,167	79,380
Midwest	15,151	15,053	30,204	13,827	9,478	23,305
Southwest	27,819	39,001	66,820	27,827	16,029	43,856
	$147,530	$87,608	$235,138	$148,477	$52,871	$201,348

Customer type
Commercial	$19,513	$51,965	$71,478	$21,354	$32,018	$53,372
Residential	129,213	39,734	168,947	127,904	27,344	155,248
Unbilled revenue (b)	(1,196)	(4,091)	(5,287)	(781)	(6,491)	(7,272)
	$147,530	$87,608	$235,138	$148,477	$52,871	$201,348

Customer credit risk
POR	$98,890	$39,337	$138,227	$94,369	$26,646	$121,015
Non-POR	48,640	48,271	96,911	54,108	26,225	80,333
	$147,530	$87,608	$235,138	$148,477	$52,871	$201,348

Reportable Segments
(a) The primary markets include the following states:
•New England - Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island;
•Mid-Atlantic - Delaware, Maryland (including the District of Columbia), New Jersey, New York, Pennsylvania and Virginia;
•Midwest - Illinois, Indiana, Michigan and Ohio; and
•Southwest - Arizona, California, Colorado, Florida, Nevada and Texas.

(b) Unbilled revenue is recorded in total until it is actualized, at which time it is categorized between commercial and residential customers.

(c) Retail Electricity includes Services.

Reconciliation to Condensed Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Reportable Segments Revenue	$90,635	$86,960	$235,138	$201,348
Net asset optimization expense	(636)	(531)	(2,885)	(2,128)
Other Revenue	30	267	33	1,532
Total Revenues	$90,029	$86,696	$232,286	$200,752
We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended June 30, 2025 and 2024, our retail revenues included gross receipts taxes of $0.2 million and $0.2 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.5 million and $1.3 million, respectively. During the six months ended June 30, 2025 and 2024, our retail revenues included gross receipts taxes of $0.5 million and $0.6 million, respectively, and our retail cost of revenues included gross receipts taxes of $3.3 million and $2.7 million, respectively.

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

The following table reflects the Company's beginning and ending balances of our account receivables.

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance accounts receivables	$70,442	$55,852	$65,442	$63,246
Ending balance of accounts receivables	$47,972	$49,085	$47,972	$49,085

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $0.8 million and $1.3 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2025 and June 30, 2024, respectively.

A rollforward of our allowance for credit losses for the six months ended June 30, 2025 are presented in the table below (in thousands):

Balance at December 31, 2024	$(2,950)
Current period credit loss provision	(833)
Write-offs	1,236
Recovery of previous write-offs	(59)
Balance at June 30, 2025	$(2,606)

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

During the three months ended June 30, 2025, Spark HoldCo distributed $3.0 million in cash to the non-controlling interest holder and distributed pro-rated $3.2 million in cash to the controlling interest holder. The pro rated distribution during the three months ended June 30, 2025 did not result in share transfer and change in equity ownership.

The Company and affiliates owned the following economic interests in Spark HoldCo at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the effects of changes in the Company's ownership interest in Spark HoldCo's equity (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$2,739	$7,624	$11,537	$16,191
Transfers (to) from the non-controlling interest	—	—	—	—
Decrease in Via Renewables additional paid in capital from the equity shift	—	—	(223)	—
Net transfers (to) from non-controlling interest	—	—	(223)	—
Changes from net income attributable to Via Renewables stockholders and transfers (to) from non-controlling interest	$2,739	$7,624	$11,314	$16,191

	The Company	Affiliated Owners
June 30, 2025	51.79%	48.21%
December 31, 2024	48.20%	51.80%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income before taxes allocated to non-controlling interest	$1,187	$8,860	$11,472	$20,220
Less: Income tax expense allocated to non-controlling interest	775	789	1,391	1,652
Net income attributable to non-controlling interests	$412	$8,071	$10,081	$18,568

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

The following table presents the computation of basic and diluted income per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$2,739	$7,624	$11,537	$16,191
Less: Dividend on Series A Preferred Stock	2,399	2,713	4,727	5,423
Net income attributable to stockholders of Class A common stock	$340	$4,911	$6,810	$10,768

Basic weighted average Class A common shares outstanding	3,792	3,261	3,663	3,247
Basic earnings per share attributable to stockholders	$0.09	$1.51	$1.86	$3.32

Net income attributable to stockholders of Class A common stock	$340	$4,911	$6,810	$10,768
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net income attributable to stockholders of Class A common stock	$340	$4,911	$6,810	$10,768

Basic weighted average Class A common shares outstanding	3,792	3,261	3,663	3,247
Effect of dilutive Class B common stock	—	—	—	—
Diluted weighted average shares outstanding	3,792	3,261	3,663	3,247

Diluted earnings per share attributable to stockholders	$0.09	$1.51	$1.86	$3.32

The computation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024, respectively, excludes 3.5 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

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

The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$61,982	$52,993
Accounts receivable	47,864	65,354
Other current assets	56,714	79,704
Total current assets	166,560	198,051
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,709	16,042
Total non-current assets	134,052	136,385
Total Assets	$300,612	$334,436

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$40,012	$56,560
Other current liabilities	53,622	61,069
Total current liabilities	93,634	117,629
Long-term liabilities:
Long-term portion of Senior Credit Facility	100,000	106,000
Subordinated debt — affiliate	—	—
Other long-term liabilities	153	55
Total long-term liabilities	100,153	106,055
Total Liabilities	$193,787	$223,684

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

During the three and six months ended June 30, 2025, we paid $2.3 million and $4.8 million, respectively, in dividends to holders of the Series A Preferred Stock. As of June 30, 2025, we had accrued $2.2 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 15, 2025.

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

On May 9, 2025, we announced the redemption of 168,008 shares of our Series A Preferred Stock, for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which was June 9, 2025. We paid $4.3 million for the redemption of 168,008 shares of our Series A Preferred Stock on June 9, 2025.

On July 16, 2025, we announced the redemption of 319,216 shares of our Series A Preferred Stock, for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date of August 15, 2025.

On July 16, 2025, we declared a quarterly cash dividend in the amount of $0.69732 per share of Series A Preferred Stock. The dividend will be paid on October 15, 2025 to holders of record on October 1, 2025 of the Series A Preferred Stock.

A summary of our preferred equity balance for the six months ended June 30, 2025 is as follows:

(In thousands)
Balance at December 31, 2024	$83,221
Repurchase of Series A Preferred Stock	(493)
Redemption of Series A Preferred Stock	(4,081)
Accumulated dividends on Series A Preferred Stock	(215)
Balance at June 30, 2025	$78,432

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

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of June 30, 2025 and December 31, 2024, we offset $0.2 million and zero, respectively, in collateral to net against the related derivative asset/liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	June 30, 2025	December 31, 2024
Natural Gas	MMBtu	5,634	5,716
Electricity	MWh	937	987
Trading

Commodity	Notional	June 30, 2025	December 31, 2024
Natural Gas	MMBtu	1,194	2,988
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) gain on non-trading derivatives, net	$(6,400)	$3,160	$154	$(1,136)
(Loss) gain on trading derivatives, net	(12)	20	(2,180)	111
(Loss) gain on derivatives, net	$(6,412)	$3,180	$(2,026)	$(1,025)
Current period settlements on non-trading derivatives	1,288	7,683	(2,612)	22,925
Current period settlements on trading derivatives	—	84	—	267
Total current period settlements on derivatives	$1,288	$7,767	$(2,612)	$23,192

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

Fair Value of Derivative Instruments

The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	June 30, 2025
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$6,839	$(4,200)	$2,639	$(128)	$2,511
Trading commodity derivatives	96	(1)	95	—	95
Total Current Derivative Assets	6,935	(4,201)	2,734	(128)	2,606
Non-trading commodity derivatives	1,044	(381)	663	—	663
Trading commodity derivatives	51	(44)	7	—	7
Total Non-current Derivative Assets	1,095	(425)	670	—	670
Total Derivative Assets	$8,030	$(4,626)	$3,404	$(128)	$3,276

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(2,169)	$1,798	$(371)	$107	$(264)
Trading commodity derivatives	(171)	60	(111)	—	(111)
Total Current Derivative Liabilities	(2,340)	1,858	(482)	107	(375)
Non-trading commodity derivatives	(351)	198	(153)	—	(153)
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Liabilities	(351)	198	(153)	—	(153)
Total Derivative Liabilities	$(2,691)	$2,056	$(635)	$107	$(528)

	December 31, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,100	$(5,443)	$6,657	$—	$6,657
Trading commodity derivatives	2,538	(510)	2,028	—	2,028
Total Current Derivative Assets	14,638	(5,953)	8,685	—	8,685
Non-trading commodity derivatives	737	(259)	478	—	478
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	737	(259)	478	—	478
Total Derivative Assets	$15,375	$(6,212)	$9,163	$—	$9,163

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(3,036)	$1,475	$(1,561)	$—	$(1,561)
Trading commodity derivatives	(634)	494	(140)	—	(140)
Total Current Derivative Liabilities	(3,670)	1,969	(1,701)	—	(1,701)
Non-trading commodity derivatives	(333)	282	(51)	—	(51)
Trading commodity derivatives	(94)	90	(4)	—	(4)
Total Non-current Derivative Liabilities	(427)	372	(55)	—	(55)
Total Derivative Liabilities	$(4,097)	$2,341	$(1,756)	$—	$(1,756)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	June 30, 2025	December 31, 2024
Information technology	2 – 5	$10,108	$8,141
Other	7	69	69
Total		10,177	8,210
Accumulated depreciation		(3,733)	(2,979)
Property and equipment—net		$6,444	$5,231

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of June 30, 2025 and December 31, 2024, information technology includes $2.3 million and $2.3 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	June 30, 2025	December 31, 2024
Goodwill	$120,343	$120,343
Customer relationships—Other
Cost	$16,396	$12,852
Accumulated amortization	(5,000)	(1,332)
Customer relationships—Other, net	$11,396	$11,520
Cost	$4,040	$4,040
Accumulated amortization	(2,222)	(2,020)
Trademarks, net	$1,818	$2,020

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2024	$120,343	$11,520	$2,020
Additions	—	3,486	—
Amortization	—	(3,610)	(202)
Balance at June 30, 2025	$120,343	$11,396	$1,818

Estimated future amortization expense for customer relationships and trademarks at June 30, 2025 is as follows (in thousands):

Year ending December 31,
2025 (remaining six months)	$5,772
2026	6,230
2027	404
2028	404
2029	404
> 5 years	—
Total	$13,214

9. Debt
Debt consists of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Long-term debt:
Senior Credit Facility (1) (2)	$100,000	$106,000
Subordinated Debt	—	—
Total long-term debt	100,000	106,000
Total debt	$100,000	$106,000
(1) As of June 30, 2025 and December 31, 2024, the weighted average interest rate on the Senior Credit Facility was 7.58% and 7.59%, respectively.
(2) As of June 30, 2025 and December 31, 2024, we had $31.2 million and $25.6 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility (as defined below under "Senior Credit Facility") were $1.8 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively. Of these amounts, $0.9 million and $0.7 million are recorded in other current assets, and $0.9 million and $1.0 million are recorded in other non-current assets in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Senior Credit Facility	$1,298	$1,094	$2,893	$2,429
Letters of credit fees and commitment fees	71	337	111	721
Amortization of deferred financing costs	167	312	334	518
Other	3	—	19	4
Interest Expense	$1,539	$1,743	$3,357	$3,672

Senior Credit Facility

The Company and Spark Holdco (together with certain subsidiaries of the Company and Spark Holdco, the “Co-Borrowers”) maintain a senior secured borrowing base credit facility with Woodforest National Bank, as administrative agent (the “Agent”), swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto as lenders. As further described below, on June 28, 2024, the Company entered into the First Amendment (the "First Amendment") to its senior credit facility (as amended by the First Amendment, the “Senior Credit Facility”). The Senior Credit Facility matures on June 30, 2027. As a result of the First Amendment, we wrote off $0.1 million in deferred financing costs.

On June 25, 2025, the Co-Borrowers entered into new arrangements with the Agent and the financial institutions party thereto, and other additional financial institutions, to increase the borrowing capacity under the Senior Credit Facility to $250.0 million from $205.0 million.

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of June 30, 2025 was 1.54 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of June 30, 2025 was 1.51 to 1.00.

The First Amendment to the Senior Credit Facility eliminated the Maximum Senior Secured Leverage Ratio covenant and amended the Maximum Total Leverage Ratio covenant to no more than 3.00 to 1.00 from no more than 2.50 to 1.00.

As of June 30, 2025, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility allows the Company to draw advances in increments of no less than $1.0 million per advance up to $25.0 million. In connection with entering into the First Amendment to the Senior Credit Facility, the Company entered into an amended and restated subordinated promissory note with Spark HoldCo and Retailco, which extends the maturity date of the note to January 31, 2028.

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

As of June 30, 2025, and December 31, 2024, there were zero outstanding borrowings under the Subordinated Debt Facility.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Non-trading commodity derivative assets	$567	$2,607	$—	$3,174
Trading commodity derivative assets	—	102	—	102
Total commodity derivative assets	$567	$2,709	$—	$3,276
Non-trading commodity derivative liabilities	$—	$(417)	$—	$(417)
Trading commodity derivative liabilities	—	(111)	—	(111)
Total commodity derivative liabilities	$—	$(528)	$—	$(528)

	Level 1	Level 2	Level 3	Total
December 31, 2024
Non-trading commodity derivative assets	$445	$6,690	$—	$7,135
Trading commodity derivative assets	—	2,028	—	2,028
Total commodity derivative assets	$445	$8,718	$—	$9,163
Non-trading commodity derivative liabilities	$(180)	$(1,432)	$—	$(1,612)
Trading commodity derivative liabilities	—	(144)	—	(144)
Total commodity derivative liabilities	$(180)	$(1,576)	$—	$(1,756)

We had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2025 and the year ended December 31, 2024.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of June 30, 2025 and December 31, 2024, the credit risk valuation adjustment was a reduction of derivative assets, net of less than $0.1 million and $0.1 million, respectively.

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

As of June 30, 2025, we had a net deferred tax asset of $4.8 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended June 30, 2025 and 2024 was 30.5% and 17.0%, respectively. The effective U.S. federal and state income tax rate for the six months ended June 30, 2025 and 2024 was 21.7% and 18.6%, respectively. The effective tax rate for three and six months ended June 30, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. In September 2024, the Court granted the Company’s motion that argued that Glikin had failed to exhaust her administrative remedies and that, if she wishes to proceed, she must first go to the Maryland Public Service Commission (“Maryland PSC”). On November 6, 2024, Glikin filed a complaint with the Maryland PSC. The Company responded to her complaint on February 28, 2025. On May 2025, the PSC ruled in favor of the Company, finding no fraudulent conduct. Plaintiff filed a motion to lift the federal court stay on June 16, 2025. The Company intends to seek dismissal based on the favorable PSC determination.

From time-to-time the Company and its operating subsidiaries receive TCPA-based lawsuits, which are without merit as the Company has a robust telemarketing compliance program in place. Three cases are pending, at early stages of litigation: (1) Clark v. Via Renewables, Inc. (filed January 30, 2024), and (2) Grant v. Via Renewables, Inc. (November 15, 2024). The Company is vigorously defending these claims.

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

Illinois. On July 26, 2023, Spark Energy, LLC received a demand letter from a law firm representing the Office of the Illinois Attorney General alleging that Spark Energy, LLC’s marketing and sales practices may have not been in compliance with Illinois law. The letter offered, in the interest of efficiency and minimizing litigation costs, a settlement demand to resolve the matter. The Company has agreed to engage in mediation with the law firm to try to resolve this matter. The Company met for an all-day mediation in August 2024 and several other virtual settlement discussions. The settlement discussions were unsuccessful, and the Attorney General commenced a lawsuit in Illinois against Spark Energy, LLC and Spark Energy Gas, LCC on January 16, 2025 (“IL AG State Action”). Spark filed a motion to dismiss (“MTD”) the IL AG State Action and simultaneously, proactively filed a federal action raising constitutional issues (“Federal Action”). The IL AG filed its reply to the MTD on June 17, 2025. Spark responded to the IL AG’s early July 2025. All actions are in the early stages, and the parties have resumed settlement negotiations.

Maine. On February 9, 2023, Maine Commission’s Consumer Assistance and Safety Division (“Advocacy Staff”) filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023 (Docket No. 2023-00024). The Company met with Advocacy Staff over the course of several months to address concerns. As a result, the Company and the Advocacy Staff have agreed to a settlement in principle pursuant to which customers would receive certain limited refunds on their energy bill and the Company would be fined. On October 18, 2024, the Maine Commission approved EME’s proposed settlement. The Company has paid the fine and has been making such refunds to customers which will conclude in 2025.

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

Massachusetts. In February 2025, the Massachusetts Department of Public Utilities opened a new docket, DP 19-07, and has met twice with industry participants to address concerns it has in the retail energy market. The focus of DP 19-07 is (i) limiting green energy offerings in Massachusetts to Class I Massachusetts renewable energy credits (i.e., renewable energy from projects built after 1997 and located within the New England region) and (ii) only permitting retail energy sales on the government’s consumer shopping website. This proposal, if enacted, would affect all retail energy providers in Massachusetts, making it more costly to provide green energy offerings and extremely difficult to offer Massachusetts residential consumers energy choice. The Company is working to minimize economic impacts of the Massachusetts proposal to the Company.

Ohio. On August 14, 2024, the Public Utility Commission of Ohio (“PUCO”) sent Major Energy a notice of probable non-compliance regarding approximately fifty-five consumer complaints during the time period January 3, 2023 through April 12, 2024. The Company has worked cooperatively with PUCO and the Ohio Office of Consumer Counsel to resolve this matter, and believes this matter will not have a material impact on the Company.

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

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2023 to 2025 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of June 30, 2025 and December 31, 2024, we had accrued $10.2 million and $11.9 million, respectively, related to litigation and regulatory matters and  zero and $0.8 million, respectively, related to indirect tax audits. The accrual for litigation and regulatory matters, and indirect tax audits is recorded in accrued liabilities on the balance sheet. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	June 30, 2025	December 31, 2024
Assets
Accounts Receivable - affiliates	$3,941	$4,119
Total Assets - affiliates	$3,941	$4,119

	June 30, 2025	December 31, 2024
Liabilities
Accounts Payable - affiliates	$478	$157
Subordinated Debt - affiliates	—	—
Total Liabilities - affiliates	$478	$157

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue NAO - affiliates	$102	$126	$760	$608
Less: Cost of Revenue NAO - affiliates	—	—	—	1
Net NAO - affiliates	$102	$126	$760	$607

The Company's retail cost of revenue includes gains/(losses) related to derivative instruments transactions with affiliates. For the three months ended June 30, 2025 and June 30, 2024, respectively, we recognized a gain of less than $0.1 million and gain of $0.1 million, respectively, in retail cost of revenue related to derivative instrument settlements. For the six months ended June 30, 2025 and June 30, 2024, respectively, we recognized a loss of $0.1 million and a gain of $0.8 million, respectively, in retail cost of revenue related to derivative instrument settlements.

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(0.5) million and $(4.5) million for the three months ended June 30, 2025 and 2024, respectively. The total net amount direct billed and allocated to/(from) affiliates was $(1.0) million and $(4.1) million for the six months ended June 30, 2025 and 2024, respectively. The Company would have incurred incremental costs of $0.5 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $0.9 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended June 30, 2025 and 2024, Spark HoldCo made distributions to these affiliates for gross-up distributions of $4.9 million and $4.4 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the six months ended June 30, 2025 and 2024, Spark HoldCo made distributions to these affiliates for gross-up distributions of $4.9 million and $4.5 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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

During the three months ended June 30, 2025, Spark HoldCo distributed $3.0 million in cash to the non-controlling interest holder.

Membership Interest Purchase Agreement with NGE Holdco, LLC and Spark Holdco, LLC

On May 23, 2025, we entered into an agreement to acquire 100% of the membership interests in NGE Texas, LLC (“NGE Texas”) for a nominal purchase price of $1 and a working capital payment of approximately $1.0 million, consisting entirely of restricted cash in the form of a Letter of Credit and ERCOT collateral. The primary purpose of the transaction was to obtain NGE Texas’s existing Texas retail electricity license, which is required to operate as a retail electricity provider in the state of Texas.

Subordinated Debt Facility

The Company maintains an Amended and Restated Subordinated Promissory Note in the principal amount of up to $25.0 million (the “Subordinated Debt Facility”), by and among the Company, Spark HoldCo and Retailco. The Subordinated Debt Facility allows the Company to draw advances in increments of no less than $1.0 million per advance up to $25.0 million through January 31, 2028. In connection with entering into the First Amendment to the Senior Credit Facility, the Company entered into an amended and restated subordinated promissory note with Spark HoldCo and Retailco, which extends the maturity date of the note to January 31, 2028. Borrowings are at the discretion of Retailco. Advances thereunder accrue interest at an annual rate equal to the prime rate as published by the Wall Street Journal plus two percent (2.0%) from the date of the advance.

As of June 30, 2025 and December 31, 2024, there were zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 “Debt” for a further description of terms and conditions of the Subordinated Debt Facility.

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

Three Months Ended June 30,
Financial data for business segments are as follows (in thousands):

Three Months Ended June 30, 2025
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$66,810	$23,825	$(606)	$—	$90,029
Retail cost of revenues	46,607	16,439	9	—	63,055
Less:
Net asset optimization expense(2)	—	—	(636)	—	(636)
Net, loss on non-trading derivative instruments	(4,842)	(1,558)	—	—	(6,400)
Current period settlements on non-trading derivatives	1,514	(226)	—	—	1,288
Retail Gross Margin	$23,531	$9,170	$21	$—	$32,722
Add: Reconciling items (3)					(5,748)
Gross Profit					$26,974
Total Assets at June 30, 2025	$2,062,179	$197,693	$334,443	$(2,277,972)	$316,343
Goodwill at June 30, 2025	$117,813	$2,530	$—	$—	$120,343

(1) Retail Electricity includes related services.
(2) For the three months ended June 30, 2025 we recorded asset optimization revenues of $2.8 million and asset optimization cost of revenues of $3.4 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Three Months Ended June 30, 2024
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$71,148	$15,812	$(264)	$—	$86,696
Retail cost of revenues	37,127	5,663	207	—	42,997
Less:
Net asset optimization expense (2)	—	—	(531)	—	(531)
Net, loss on non-trading derivative instruments	2,607	553	—	—	3,160
Current period settlements on non-trading derivatives	6,103	1,580	—	—	7,683
Retail Gross Margin	$25,311	$8,016	$60	$—	$33,387
Add: Reconciling items (3)					10,312
Gross Profit					$43,699
Total Assets at December 31, 2024	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill at December 31, 2024	$117,813	$2,530	$—	$—	$120,343

(1) Retail Electricity includes related services.
(2) For the three months ended June 30, 2024, we recorded asset optimization revenues of $3.2 million and asset optimization cost of revenues and $3.7 million, respectively, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Six Months Ended June 30, 2025
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$147,530	$87,608	$(2,852)	$—	$232,286
Retail cost of revenues	104,809	53,628	11	—	158,448
Less:
Net asset optimization expense (2)	—	—	(2,885)	—	(2,885)
Net, gain on non-trading derivatives	21	133	—	—	154
Current period settlements on non-trading derivatives	(2,245)	(367)	—	—	(2,612)
Retail Gross Margin	$44,945	$34,214	$22	$—	$79,181
Add: Reconciling items (3)					(5,343)
Gross Profit					$73,838
Total Assets at June 30, 2025	$2,062,179	$197,693	$334,443	$(2,277,972)	$316,343
Goodwill at June 30, 2025	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the six months ended June 30, 2025, we recorded asset optimization revenues of $22.8 million and asset optimization cost of revenues of $25.7 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, and current period settlements on non-trading activities.

Six Months Ended June 30, 2024
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$148,477	$52,871	$(596)	$—	$200,752
Retail cost of revenues	86,258	24,866	835	—	111,959
Less:
Net asset optimization expense (2)	—	—	(2,128)	—	(2,128)
Net, loss on non-trading derivatives	(1,229)	93	—	—	(1,136)
Current period settlements on non-trading derivatives	19,226	3,699	—	—	22,925
Retail Gross Margin	$44,222	$24,213	$697	$—	$69,132
Add: Reconciling items (3)					19,661
Gross Profit					$88,793
Total Assets at December 31, 2024	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill at December 31, 2024	$117,813	$2,530	$—	$—	$120,343
(1) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, and current period settlements on non-trading activities.
(2) For the six months ended June 30, 2024, we recorded asset optimization revenues of $14.7 million and asset optimization cost of revenues of $16.8 million, which are presented on a net basis in net asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, and current period settlements on non-trading activities.

15. Customer Acquisitions
Acquisition of Customer Books

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 residential customer equivalents ("RCEs") for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and were in our existing markets. As part of the acquisition, we funded an escrow account, the balance of which was reflected as restricted cash in our condensed consolidated balance sheet. As we acquired customers, we made payments to the sellers from the escrow account. As of December 31, 2024, we completed this acquisition and approximately 9,300 RCEs were transferred. The balance of $0.4 million in the escrow account as of December 31, 2024, was returned to the Company in the first quarter of 2025. As of June 30, 2025, the balance in the escrow account was zero.

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and began transferring in December 2024 and January 2025. As we acquired customers under these acquisition agreements, we made payments to the sellers from the escrow accounts. Funds from the escrow account were released to the sellers as acquired customers transferred from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisitions are complete. As of December 31, 2024, approximately 72,700 RCEs were transferred. During the six months ended June 30, 2025, approximately 26,300 RCEs were transferred for a total of approximately 99,000 RCEs as of June 30, 2025 related to customer book acquisitions. As of June 30, 2025 and December 31, 2024, the balance is the escrow accounts was $1.0 million and $15.5 million, respectively.

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As we acquired customers under these acquisition agreements, we will make payments to the sellers from the escrow accounts. Funds from the escrow account will be released to the sellers as acquired customers transfer from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance will be returned to the Company once the acquisitions are complete. During the six months ended June 30, 2025, approximately 9,300 RCEs were transferred related to customer book acquisitions, and we paid $0.4 million to the sellers. As of June 30, 2025, the balance is the escrow accounts was $1.4 million.

16. Subsequent Events

Declaration of Dividends

On July 16, 2025 we declared a quarterly cash dividend in the amount of $0.69732 per share to holders of record of the Series A Preferred Stock on October 1, 2025. The dividend will be paid on October 15, 2025.

Partial Redemption of Series A Preferred Stock

On July 16, 2025, we announced the redemption of 319,216 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which will be August 15, 2025.

One Big Beautiful Bill Act

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB makes changes to U.S. tax law and includes provisions that beginning in January 2025, make permanent full expensing of tangible personal property, restores EBITDA-based calculations for purposes of the business interest deduction and allows for current expensing of R&D expenditures. ASC 740-10 requires the impact of changes to tax law to be recorded during the period of enactment, which will be reflected in our third quarter financial statements. We expect that OBBB will provide some reductions in cash taxes, however we do not anticipate the OBBB to materially impact income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. Results of operations and cash flows for the three and six months ended June 30, 2025 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of June 30, 2025, we operated in 106 utility service territories across 21 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2025 and 2024, approximately 74% and 82%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended June 30, 2025 and 2024, approximately 26% and 18%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Partial Redemption of Series A Preferred Stock

On May 9, 2025, we announced the redemption of 168,008 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which was June 9, 2025.

On July 16, 2025, we announced the redemption of 319,216 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which will be August 15, 2025.

Membership Interest Purchase Agreement with NGE Holdco, LLC and Spark Holdco, LLC

On May 23, 2025, we entered into an agreement to acquire 100% of the membership interests in NGE Texas, LLC (“NGE Texas”) for a nominal purchase price of $1 and a working capital payment of approximately $1.0 million, consisting entirely of restricted cash in the form of a Letter of Credit and ERCOT collateral. The primary purpose of the transaction was to obtain NGE Texas’s existing Texas retail electricity license, which is required to operate as a retail electricity provider in the state of Texas.

Senior Credit Facility.

On June 25, 2025, the Co-Borrowers entered into new arrangements with the Agent and the financial institutions party thereto,and other additional financial institutions, to increase the borrowing capacity under the Senior Credit Facility to $250.0 million from $205.0 million.

Acquisition of Customer Books

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As of June 30, 2025, approximately 9,300 RCEs were transferred as a result of the asset purchase agreement.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three and six months ended June 30, 2025:

RCEs:
(In thousands)	March 31, 2025	Additions	Attrition	June 30, 2025	% Increase (Decrease)
Retail Electricity	212	29	29	212	—%
Retail Natural Gas	195	8	13	190	(3)%
Total Retail	407	37	42	402	(1)%

RCEs:
(In thousands)	December 31, 2024	Additions	Attrition	June 30, 2025	% Increase (Decrease)
Retail Electricity	232	48	68	212	(9)%
Retail Natural Gas	156	59	25	190	22%
Total Retail	388	107	93	402	4%

The following table details our count of RCEs by geographical location as of June 30, 2025:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	47	22%	14	7%	61	15%
Mid-Atlantic	107	50%	51	27%	158	39%
Midwest	25	12%	33	17%	58	14%
Southwest	33	16%	92	49%	125	32%
Total	212	100%	190	100%	402	100%

The geographical locations noted above include the following states:

•New England - Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island;
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

During the three months ended June 30, 2025, we added approximately 27,700 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As of June 30, 2025, approximately 9,300 RCEs were transferred as a result of the asset purchase agreement.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended June 30, 2025 and 2024 was 3.5% and 3.4%, respectively.

Customer Credit Risk

Our credit loss expense for the three months ended June 30, 2025 and 2024 was 0.4% and 2.1%, respectively, for non-purchase of receivable market ("non-POR") revenues. Our credit loss expense for the six months ended June 30, 2025 and 2024 was 0.8% and 1.4%, respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has decreased sales activities in non-POR markets and focused on collection efforts, we have experienced a decrease in credit loss expense during the three months ended June 30, 2025.

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

Net asset optimization resulted in a loss of $0.6 million and a loss of $0.5 million for the three months ended June 30, 2025 and 2024 , respectively. Net asset optimization resulted in a loss of $2.9 million and a loss of $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Adjusted EBITDA (1)	$13,960	$12,363	$41,674	$27,431
Retail Gross Margin	$32,722	$33,387	$79,181	$69,132
(1) Adjusted EBITDA for three and six months ended June 30, 2025 includes an add back of less than $0.1 million and of $(0.2) million, respectively, related to merger agreement expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$3,151	$15,695	$21,618	$34,759
Depreciation and amortization	5,291	2,210	10,319	4,250
Interest expense	1,539	1,743	3,357	3,672
Income tax expense	1,381	3,208	5,977	7,960
EBITDA	11,362	22,856	41,271	50,641
Less:
Loss (gain) on derivative instruments	(6,412)	3,180	(2,026)	(1,025)
Cash settlements on derivative instruments	1,288	7,767	(2,612)	23,192
Customer acquisition costs	2,578	2,582	4,078	5,026
Plus:
Non-cash compensation expense	—	1,928	—	2,442
Merger agreement expense	52	1,108	(157)	1,541
Adjusted EBITDA	$13,960	$12,363	$41,674	$27,431
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$18,998	$11,228	$43,948	$28,327
Amortization of deferred financing costs	(167)	(312)	(334)	(518)
Bad debt expense	(145)	(1,017)	(833)	(1,321)
Interest expense	1,539	1,743	3,357	3,672
Income tax expense	1,381	3,208	5,977	7,960
Merger agreement expense	52	1,108	(157)	1,541
Changes in operating working capital
Accounts receivable, prepaids and current assets	(23,739)	(12,564)	(17,311)	(19,837)
Inventory	1,054	653	(333)	(1,108)
Accounts payable and accrued liabilities	15,117	8,444	17,469	10,660
Other	(130)	(128)	(10,109)	(1,945)
Adjusted EBITDA	$13,960	$12,363	$41,674	$27,431
Cash Flow Data:
Net cash provided by operating activities	$18,998	$11,228	$43,948	$28,327
Net cash used in investing activities	$(947)	$(280)	$(14,952)	$(730)
Net cash used in financing activities	$(18,816)	$(5,482)	$(32,388)	$(14,303)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$90,029	$86,696	$232,286	$200,752
Less:
Retail cost of revenues	63,055	42,997	158,448	111,959
Gross Profit	$26,974	$43,699	$73,838	$88,793
Less:
Net asset optimization expense	(636)	(531)	(2,885)	(2,128)
(Loss) gain on non-trading derivative instruments	(6,400)	3,160	154	(1,136)
Cash settlements on non-trading derivative instruments	1,288	7,683	(2,612)	22,925
Retail Gross Margin	$32,722	$33,387	$79,181	$69,132
Retail Gross Margin - Retail Electricity Segment	$23,531	$25,311	$44,945	$44,222
Retail Gross Margin - Retail Natural Gas Segment	$9,170	$8,016	$34,214	$24,213
Retail Gross Margin - Other	$21	$60	$22	$697

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

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Retail revenues	$90,635	$86,960	$235,138	$201,348
Net asset optimization expense	(636)	(531)	(2,885)	(2,128)
Other revenue	30	267	33	1,532
Total Revenues	90,029	86,696	232,286	200,752
Operating Expenses:
Retail cost of revenues	63,055	42,997	158,448	111,959
General and administrative expense	15,631	20,862	32,623	38,195
Depreciation and amortization	5,291	2,210	10,319	4,250
Total Operating Expenses	83,977	66,069	201,390	154,404
Operating income	6,052	20,627	30,896	46,348
Other (expense)/income:
Interest expense	(1,539)	(1,743)	(3,357)	(3,672)
Interest and other income	19	19	56	43
Total other expense	(1,520)	(1,724)	(3,301)	(3,629)
Income before income tax expense	4,532	18,903	27,595	42,719
Income tax expense	1,381	3,208	5,977	7,960
Net income	$3,151	$15,695	$21,618	$34,759
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$13,960	$12,363	$41,674	$27,431
Retail Gross Margin (1)	$32,722	$33,387	$79,181	$69,132
Customer Acquisition Costs	$2,578	$2,582	$4,078	$5,026
Average Monthly RCE Attrition	3.5%	3.4%	3.9%	3.6%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three and six months ended June 30, 2025 includes an add back of less than $0.1 million and $(0.2) million, respectively, related to merger agreement expense.

Total Revenues. Total revenues for the three months ended June 30, 2025 were approximately $90.0 million, an increase of approximately $3.3 million, or 4%, from approximately $86.7 million from the three months ended June 30, 2024, as indicated in the table below (in millions). This increase was primarily due to higher gas volumes sold due to larger gas customer book as a result of customer book purchases and higher electricity and gas rates in the second quarter of 2025 as compared to the second quarter of 2024. This was offset by lower electricity volumes sold in the second quarter of 2025 as compared to 2024.

Change in electricity volumes sold	$(6.0)
Change in natural gas volumes sold	6.9
Change in electricity unit revenue per MWh	1.7
Change in natural gas unit revenue per MMBtu	1.1
Change in other revenue	(0.3)
Change in net asset optimization expense	(0.1)
Change in total revenues	$3.3

Retail Cost of Revenues. Total retail cost of revenues for the three months ended June 30, 2025 was approximately $63.1 million, an increase of approximately $20.1 million, or 47%, from approximately $43.0 million for the three months ended June 30, 2024, as indicated in the table below (in millions). This increase was primarily due to change in value of retail derivative portfolio, higher gas volumes sold due to larger gas customer book and higher natural gas and electricity costs in the second quarter of 2025 as compared to the second quarter of 2024. This was partially offset by lower electricity volumes sold in the second quarter of 2025 compared to the second quarter of 2024.

Change in electricity volumes sold	$(3.8)
Change in natural gas volumes sold	3.4
Change in electricity unit cost per MWh	1.3
Change in natural gas unit cost per MMBtu	3.4
Change in other costs	(0.1)
Change in value of retail derivative portfolio	15.9
Change in retail cost of revenues	$20.1

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2025 was approximately $15.6 million, a decrease of approximately $5.3 million, or 25%, as compared to $20.9 million for the three months ended June 30, 2024. This decrease was primarily attributable to a decrease in bad debt expense and legal expenses in the second quarter of 2025 as compared to the second quarter of 2024, and stock compensation expenses related to the Merger in the second quarter of 2024 that did not reoccur in 2025.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2025 was approximately $5.3 million, an increase of approximately $3.1 million, or 141%, from approximately $2.2 million for the three months ended June 30, 2024. This increase was primarily due to higher amortization expense associated with customer relationship intangibles as result of customer book purchases.

Customer Acquisition Cost. Customer acquisition cost for the three months ended June 30, 2025 was approximately $2.6 million, an increase of approximately less than $0.1 million, or 2% from approximately $2.6 million three months ended June 30, 2024, primarily due to a slight increase in the sales activity in the second quarter of 2025 as compared to the second quarter of 2024.

Six months ended June 30, 2025 Compared to Six months ended June 30, 2024

Total Revenues. Total revenues for the six months ended June 30, 2025 were approximately $232.3 million, an increase of approximately $31.5 million, or 16%, from approximately $200.8 million for the six months ended June 30, 2024, as indicated in the table below (in millions). This increase was primarily due to higher gas and electricity volumes sold due to a larger customer book as a result of book purchases, partially offset by lower electricity rates during the first half of 2025 as compared to the first half of 2024.

Change in electricity volumes sold	$1.7
Change in natural gas volumes sold	34.3
Change in electricity unit revenue per MWh	(2.7)
Change in natural gas unit revenue per MMBtu	0.5
Change in other revenue	(1.5)
Change in net asset optimization expense	(0.8)
Change in total revenues	$31.5

Retail Cost of Revenues. Total retail cost of revenues for the six months ended June 30, 2025 was approximately $158.4 million, an increase of approximately $46.4 million, or 41%, from approximately $112.0 million for the six months ended June 30, 2024, as indicated in the table below (in millions). This increase was primarily due to change in value of derivative portfolio, higher gas and electricity volumes sold due to larger customer book and higher natural gas costs gas costs during the first half of 2025 as compared to the first half of 2024.

Change in electricity volumes sold	$1.2
Change in natural gas volumes sold	18.6
Change in electricity unit cost per MWh	(2.9)
Change in natural gas unit cost per MMBtu	6.2
Change in other costs	(0.9)
Change in value of retail derivative portfolio	24.2
Change in retail cost of revenues	$46.4

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2025 was approximately $32.6 million, a decrease of approximately $5.6 million, or 15%, as compared to $38.2 million for the six months ended June 30, 2024. This decrease was primarily attributable to a decrease in bad debt expense and legal expenses during the first half of the 2025 as compared to first half of 2024, and stock compensation expense related to the Merger in 2024 that did not reoccur in 2025.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2025 was approximately $10.3 million, an increase of approximately $6.0 million, or 140%, from approximately $4.3 million for the six months ended June 30, 2024. This increase was primarily due to higher amortization expense associated with customer relationship intangibles as result of customer book purchases.

Customer Acquisition Cost. Customer acquisition cost for the six months ended June 30, 2025 was approximately $4.1 million, a decrease of approximately $0.9 million, or 18%, from approximately $5.0 million for the six months ended June 30, 2024. This decrease was primarily due to decrease in the sales activity in the first half of 2025 as compared to the first half of 2024.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Retail Electricity Segment
Total Revenues	$66,810	$71,148	$147,530	$148,477
Retail Cost of Revenues	46,607	37,127	104,809	86,258
Less: Loss on non-trading derivatives, net of cash settlements	(3,328)	8,710	(2,224)	17,997
Retail Gross Margin (1) — Electricity	$23,531	$25,311	$44,945	$44,222
Volumes — Electricity (MWhs)	447,662	489,369	1,005,279	993,676
Retail Gross Margin (2) — Electricity per MWh	$52.56	$51.72	$44.71	$44.50

Retail Natural Gas Segment
Total Revenues	$23,825	$15,812	$87,608	$52,871
Retail Cost of Revenues	16,439	5,663	53,628	24,866
Less: Loss on non-trading derivatives, net of cash settlements	(1,784)	2,133	(234)	3,792
Retail Gross Margin (1) — Gas	$9,170	$8,016	$34,214	$24,213
Volumes — Gas (MMBtus)	2,975,132	2,074,924	10,429,207	6,327,869
Retail Gross Margin (2) — Gas per MMBtu	$3.08	$3.86	$3.28	$3.83
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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended June 30, 2025 were approximately $66.8 million, a decrease of approximately $4.3 million, or 6%, from approximately $71.1 million for the three months ended June 30, 2024. This decrease was largely due to lower electricity volumes of $6.0 million as a result of a smaller electricity customer book as compared to the second quarter of 2024 offset by higher electricity rates, which resulted in a increase of $1.7 million.

Retail cost of revenues for the Retail Electricity Segment for the three months ended June 30, 2025 were approximately $46.6 million, an increase of approximately $9.5 million, or 26%, from approximately $37.1 million for the three months ended June 30, 2024. This increase was primarily due to change in the fair value of our retail derivative portfolio used for hedging, which resulted in an increase of $12.0 million and higher electricity costs, resulting in a increase of $1.3 million offset by lower electricity volumes due to a smaller electricity customer book, resulting in decrease of $3.8 million.

Retail gross margin for the Retail Electricity Segment for the three months ended June 30, 2025 was approximately $23.5 million, a decrease of approximately $1.8 million, or 7%, from approximately $25.3 million for the three months ended June 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$(2.2)
Change in unit margin per MWh	0.4
Change in retail electricity segment retail gross margin	$(1.8)

Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended June 30, 2025 were approximately $23.8 million, an increase of approximately $8.0 million, or 51%, from approximately $15.8 million for the three months ended June 30, 2024. This increase was attributable to higher gas volumes due to a larger gas customer book, resulting in an increase of $6.9 million and higher natural gas rates, which increased total revenues by $1.1 million.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended June 30, 2025 were approximately $16.4 million, an increase of $10.7 million, or 188%, from approximately $5.7 million for the three months ended June 30, 2024. This increase was primarily due to higher natural gas volumes due to a larger gas customer book, resulting in an increase of $3.4 million, and higher natural gas cost, resulting in an increase of $3.4 million and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in an increase of $3.9 million.

Retail gross margin for the Retail Natural Gas Segment for the three months ended June 30, 2025 was approximately $9.2 million, an increase of approximately $1.2 million, or 14%, from approximately $8.0 million for the three months ended June 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$3.5
Change in unit margin per MMBtu	(2.3)
Change in retail natural gas segment retail gross margin	$1.2

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the six months ended June 30, 2025 were approximately $147.5 million, a decrease of approximately $1.0 million, or 1%, from approximately $148.5 million for the six months ended June 30, 2024. This decrease was largely due to lower electricity prices, resulting in a decrease of $2.7 million, offset by higher volumes, resulting in an increase of $1.7 million.

Retail cost of revenues for the Retail Electricity Segment for the six months ended June 30, 2025 was approximately $104.8 million, an increase of approximately $18.5 million, or 21%, from approximately $86.3 million for the six months ended June 30, 2024. This increase was primarily due to a change in the value of our derivative portfolio used for hedging resulting in an increase of $20.2 million, an increase in electricity volumes sold resulting in an increase of $1.2 million, partially offset by lower electricity costs of $2.9 million.

Retail gross margin for the Retail Electricity Segment for the six months ended June 30, 2025 was approximately $44.9 million, an increase of approximately $0.7 million, or 2%, from approximately $44.2 million for the six months ended June 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$0.5
Change in unit margin per MWh	0.2
Change in retail electricity segment retail gross margin	$0.7
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the six months ended June 30, 2025 were approximately $87.6 million, an increase of approximately $34.8 million, or 66%, from approximately $52.8 million for the six months ended June 30, 2024. This increase was attributable to higher gas volumes due to a larger gas customer book, resulting in an increase of $34.3 million and higher rates, which resulted in an increase in total revenues of $0.5 million.

Retail cost of revenues for the Retail Natural Gas Segment for the six months ended June 30, 2025 was approximately $53.6 million, an increase of approximately $28.8 million, or 116%, from approximately $24.8 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in volumes sold resulting in an increase of $18.6 million, an increase in natural gas cost of $6.2 million, and a change in the value of our derivative portfolio used for hedging, which resulted in an increase of $4.0 million.

Retail gross margin for the Retail Natural Gas Segment for the six months ended June 30, 2025 was approximately $34.2 million, an increase of approximately $10.0 million, or 41%, from approximately $24.2 million for the six months ended June 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$15.7
Change in unit margin per MMBtu	(5.7)
Change in retail natural gas segment retail gross margin	$10.0

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

Liquidity Position

The following table details our available liquidity as of June 30, 2025:

($ in thousands)	June 30, 2025
Cash and cash equivalents	$62,142
Senior Credit Facility Availability (1)	61,276
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$148,418
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of June 30, 2025.
(2) The availability of the Subordinated Facility is dependent on Mr. Maxwell’s willingness and ability to lend. See “—Sources of Liquidity —Subordinated Debt Facility.”

Borrowings and related posting of letters of credit under our Senior Credit Facility are subject to material variations on a seasonal basis due to the timing of commodity purchases to satisfy natural gas inventory requirements and to meet customer demands during periods of peak usage. Additionally, borrowings are subject to borrowing base and covenant restrictions.

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$43,948	$28,327
Net cash used in investing activities	$(14,952)	$(730)
Net cash used in financing activities	$(32,388)	$(14,303)

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2025 increased by $15.6 million compared to the six months ended June 30, 2024. The increase was primarily the result of changes in working capital for the six months ended June 30, 2025.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $14.2 million for the six months ended June 30, 2025. The increase was primarily the result of payments for the customers that came on flow during the six months ended June 30, 2025 related to customer book acquisitions in 2024, and payments related to customers book acquisitions during the six months ended June 30, 2025.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $18.1 million for the six months ended June 30, 2025, primarily due to an increase in distribution to our non-controlling interest of $9.2 million, an increase in net paydown of our Senior Credit Facility of $2.0 million, an increase of $4.7 million due to Series A Preferred Stock buyback, increase in distribution to controlling interest of $3.2 million, partially offset by decrease of $0.7 million dividends to Series A Preferred Stock holder during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Sources of Liquidity and Capital Resources

The Co-Borrowers maintain the Senior Credit Facility with the Agent. The Senior Credit Facility matures on June 30, 2027 and has a borrowing capacity of $250.0 million.

As of June 30, 2025, we had total commitments of $250.0 million under our Senior Credit Facility, of which $131.2 million was outstanding, including $31.2 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

As of June 30, 2025, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of June 30, 2025, we had availability to borrow up to $61.3 million under the Senior Credit Facility.

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

See Note 9 “Debt” for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at June 30, 2025 was $131.2 million, including $31.2 million of outstanding letters of credit. The current variable interest rate on the facility at June 30, 2025 was 7.58%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended June 30, 2025 and 2024, we spent a total of $2.6 million and $2.6 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the six months ended June 30, 2025 and 2024 included $2.0 million and $0.7 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three and six months ended June 30, 2025 we paid $2.3 million and $4.8 million in dividends to holders of the Series A Preferred Stock. As of June 30, 2025, we had accrued $2.2 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on July 15, 2025. For a more detailed explanation of the Company's Series A Preferred Stock, please see Note 5 "Preferred Stock" in the notes to our condensed consolidated financial statements.

For the full year ended December 31, 2025, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $9.0 million in the aggregate based on the Series A Preferred Stock outstanding as of June 30, 2025.

On July 16, 2025, we declared a dividend in the amount of $0.69732 per share for the Series A Preferred Stock for the second quarter of 2025. Dividends on Series A Preferred Stock will be paid on October 15, 2025 to holders of record on October 1, 2025.

Future dividends are within the discretion of our Board of Directors, which may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock. Any future dividends will depend upon our operations, our financial condition, capital requirements and investment opportunities, the performance of our business, cash flows, RCE counts and the margins we receive, as well as restrictions under our Senior Credit Facility. A dividend penalty event would occur if dividends on the Series A Preferred Stock are in arrears for six or more quarterly dividend periods, in which case the dividend rate on the Series A Preferred Stock would increase by 2.00% per annum, and the holders of the Series A Preferred Stock would be entitled to elect two members to our Board of Directors, until the dividend penalty event is cured.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no material “off-balance sheet arrangements.”

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

Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(5.1) million and $10.8 million for the three months ended June 30, 2025 and 2024, and $(2.5) million and $21.8 million for the six months ended June 30, 2025 and 2024, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2024 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of June 30, 2025, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 589,814 MMBtu. An increase of 10% in the market prices (NYMEX) from their June 30, 2025, levels would have decreased the fair market value of our net non-trading energy portfolio by $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their June 30, 2025, levels would have increased the fair market value of our non-trading energy derivatives by $0.1 million. As of June 30, 2025, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 50,196 MWhs. An increase of 10% in the forward market prices from their June 30, 2025, levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the forward market prices from their June 30, 2025, levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 56% and 59% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended June 30, 2025 and 2024, respectively, and 58% and 60% for the six months ended June 30, 2025 and 2024, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 1.3% and 1.2% for the three months ended June

30, 2025 and 2024, respectively, and 1.3% and 1.2% for the six months ended June 30, 2025 and 2024, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended June 30, 2025 and 2024 was 0.4% and 2.1% of non-POR market retail revenues, respectively, and our bad debt expense for the six months ended June 30, 2025 and 2024 was 0.8% and 1.4% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the six months ended June 30, 2025.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At June 30, 2025, approximately $0.9 million of our total exposure of $2.2 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at June 30, 2025.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At June 30, 2025, we were co-borrowers under the Senior Credit Facility, under which $100.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended June 30, 2025, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.0 million.

On July 16, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.69732 per share for the Series A Preferred Stock for the second quarter of 2025 for an aggregate amount of $2.2 million for the quarter. Based on the Series A Preferred Stock outstanding on June 30, 2025, a 1.0% increase in interest rates would have resulted in additional dividends of $0.2 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index included below.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet, dated as of May 3, 2016.	10-Q	2.1	5/5/2016	001-36559
2.2#	Membership Interest Purchase Agreement, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC and National Gas & Electric, LLC, dated as of May 3, 2016.	10-Q	2.2	5/5/2016	001-36559
2.3#	Amendment No. 1 to the Membership Interest Purchase Agreement, dated as of July 26, 2016, by and among Spark Energy, Inc., Spark HoldCo, LLC, Provider Power, LLC, Kevin B. Dean and Emile L. Clavet.	8-K	2.1	8/1/2016	001-36559
2.4#	Membership Interest and Stock Purchase Agreement, by and among Spark Energy, Inc., CenStar Energy Corp. and Verde Energy USA Holdings, LLC, dated as of May 5, 2017.	10-Q	2.4	5/8/2017	001-36559
2.5	First Amendment to the Membership Interest and Stock Purchase Agreement, dated July 1, 2017, by and among Spark Energy, Inc., CenStar Energy Corp., and Verde Energy USA Holdings, LLC.	8-K	2.1	7/6/2017	001-36559
2.6#	Agreement to Terminate Earnout Payments, effective January 12, 2018, by and among Spark Energy, Inc., CenStar Energy Corp., Woden Holdings, LLC (fka Verde Energy USA Holdings, LLC), Verde Energy USA, Inc., Thomas FitzGerald, and Anthony Menchaca.	8-K	2.1	1/16/2018	001-36559
2.7#	Asset Purchase Agreement, dated March 7, 2018, by and between Spark HoldCo, LLC and National Gas & Electric, LLC.	10-K	2.7	3/9/2018	001-36559
2.8#	Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA Inc., dated October 19, 2018.	8-K	2.1	10/25/2018	001-36559
2.9	First Amendment to Asset Purchase Agreement, by and between Spark HoldCo, LLC, Starion Energy Inc., Starion Energy NY Inc., and Starion Energy PA, Inc., effective May 1, 2020.	10-Q	2.9	8/5/2020	001-36559
2.10^	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock	8-A	5	3/14/2017	001-36559
4.1	Description of Securities	10-Q	4.1	8/1/2024	001-36559
10.1	Credit Agreement, dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, BOKF, NA (d/b/a/ Bank of Texas), as joint-lead arranger and issuing bank, and the other financial institutions party thereto.	8-K	10.1	7/7/2022	001-36559

10.2#	First Amendment to Credit Agreement, dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto, amending June 20, 2022 Credit Agreement	8-K	10.1	6/28/2024	001-36559
10.3	Amended and Restated Subordinated Promissory Note (Note No. 8), dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	6/28/2024	001-36559
10.4	Asset Purchase Agreement by and between Tomorrow Energy Corp, as Seller, and Spark HoldCo, LLC, as Buyer, dated as of October 22, 2024	8-K	2.1	10/25/2024	001-36559
10.5	Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of October 30, 2024, by and between Via Renewables, Inc., Spark HoldCo, LLC, and Retailco, LLC.	10-Q	10.4	10/31/2024	001-36559
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Via Renewables, Inc.

July 31, 2025	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)