Form 10-Q
period 2025-09-30
Via Renewables, Inc.
filed 2025-11-06
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
        Yes ☐    No ☒

There were 3,792,493 shares of Class A common stock, 3,530,836 shares of Class B common stock and 2,585,645 shares of Series A Preferred Stock outstanding as of November 4, 2025.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$53,627	$53,150
Restricted cash	2,404	17,109
Accounts receivable, net of allowance for credit losses of $2,320 at September 30, 2025 and $2,950 at December 31, 2024	45,536	65,442
Accounts receivable—affiliates	4,720	4,119
Inventory	3,598	2,137
Fair value of derivative assets, net	579	8,685
Customer acquisition costs, net	7,610	7,051
Customer relationships, net	9,342	8,020
Deposits	4,860	4,330
Renewable energy credit asset	26,205	23,481
Other current assets	9,088	10,247
Total current assets	167,569	203,771
Property and equipment, net	6,305	5,231
Fair value of derivative assets, net	697	478
Customer acquisition costs, net	2,734	2,141
Customer relationships, net	348	3,500
Deferred tax assets	4,063	6,088
Goodwill	120,343	120,343
Other assets	2,755	3,387
Total assets	$304,814	$344,939

Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$22,492	$37,176
Accounts payable—affiliates	606	157
Accrued liabilities	16,296	19,778
Renewable energy credit liability	14,992	15,832
Fair value of derivative liabilities, net (1)	1,386	1,701
Other current liabilities	58	58
Total current liabilities	55,830	74,702
Long-term liabilities:
Fair value of derivative liabilities, net	301	55
Long-term portion of Senior Credit Facility	105,000	106,000
Subordinated debt—affiliates	—	—
Total liabilities	161,131	180,757
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 2,872,939 shares issued and outstanding at September 30, 2025 and 3,380,440 shares issued and outstanding at December 31, 2024	70,467	83,221

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,792,493 shares outstanding at September 30, 2025 and 3,529,602 shares issued and outstanding at December 31, 2024	38	35
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 3,530,836 shares issued and outstanding at September 30, 2025 and 3,793,727 shares issued and outstanding December 31, 2024	35	38

Additional paid-in capital	37,708	39,719
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	25,950	26,981
Total stockholders’ equity	63,691	66,733
Non-controlling interest in Spark HoldCo, LLC	9,525	14,228
Total equity	73,216	80,961
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$304,814	$344,939

(1) Fair value of derivative liabilities includes less than $0.1 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, related to affiliates.

The accompanying notes are an integral part of the condensed consolidated financial statements.

 VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Retail revenues	$103,454	$94,254	$338,592	$295,602
Net asset optimization expense	(136)	(482)	(3,021)	(2,610)
Other revenue	11	2	44	1,534
Total Revenues	103,329	93,774	335,615	294,526
Operating Expenses:
Retail cost of revenues	79,455	68,617	237,903	180,576
General and administrative	15,046	17,655	47,669	55,850
Depreciation and amortization	5,576	2,502	15,895	6,752
Total Operating Expenses	100,077	88,774	301,467	243,178
Operating income	3,252	5,000	34,148	51,348
Other (expense):
Interest expense	(2,092)	(1,667)	(5,449)	(5,339)
Interest and other income	24	16	80	59
Total other expenses	(2,068)	(1,651)	(5,369)	(5,280)
Income before income tax expense	1,184	3,349	28,779	46,068
Income tax expense	784	1,694	6,761	9,654
Net income	$400	$1,655	$22,018	$36,414
Less: Net (loss) income attributable to non-controlling interests	(357)	(483)	9,724	18,085
Net income attributable to Via Renewables, Inc. stockholders	$757	$2,138	$12,294	$18,329
Less: Dividend on Series A Preferred Stock	2,305	2,707	7,032	8,130
Net (loss) income attributable to stockholders of Class A common stock	$(1,548)	$(569)	$5,262	$10,199

Net (loss) income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$(0.41)	$(0.17)	$1.42	$3.12
Diluted	$(0.41)	$(0.17)	$1.42	$3.12

Weighted average shares of Class A common stock outstanding
Basic	3,792	3,323	3,707	3,272
Diluted	3,792	3,323	3,707	3,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Nine Months Ended September 30, 2025
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2024	3,530	3,794	$35	$38	$(40)	$39,719	$26,981	$66,733	$14,228	$80,961
Consolidated net income	—	—	—	—	—	—	12,294	12,294	9,724	22,018
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	(16,215)	(16,215)
Distribution to controlling interest	263	(263)	3	(3)	—	(223)	(6,293)	(6,516)	—	(6,516)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	(7,032)	(7,032)	—	(7,032)
Changes in ownership interest	—	—	—	—	—	(1,788)	—	(1,788)	1,788	—
Balance at September 30, 2025	3,793	3,531	$38	$35	$(40)	$37,708	$25,950	$63,691	$9,525	$73,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2025
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2025	3,793	3,531	$38	$35	$(40)	$37,566	$30,606	$68,205	$13,459	$81,664
Consolidated net income (loss)	—	—	—	—	—	—	757	757	(357)	400
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	(3,435)	(3,435)
Distribution to controlling interest	—	—	—	—	—	—	(3,108)	(3,108)	—	(3,108)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	(2,305)	(2,305)	—	(2,305)
Changes in Ownership Interest	—	—	—	—	—	142	—	142	(142)	—
Balance at September 30, 2025	3,793	3,531	$38	$35	$(40)	$37,708	$25,950	$63,691	$9,525	$73,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

Nine Months Ended September 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—	—	—	—	—	1,720	—	1,720	—	1,720
Restricted stock unit vesting	62	—	—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	18,329	18,329	18,085	36,414
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,495)	(4,495)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(8,130)	(8,130)	—	(8,130)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Changes in ownership interest	—	—	—	—	—	—	—	12	—	12	(12)	—
Balance at September 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$39,041	$19,171	$58,245	$6,340	$64,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended September 30, 2024
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$38,488	$19,740	$58,261	$7,376	$65,637
Consolidated net income (loss)	—	—	—	—	—	—	—	—	2,138	2,138	(483)	1,655
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(2,707)	(2,707)	—	(2,707)
Changes in ownership interest	—	—	—	—	—	—	—	553	—	553	(553)	—
Balance at September 30, 2024	3,324	4,000	—	$33	$40	$—	$(40)	$39,041	$19,171	$58,245	$6,340	$64,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$22,018	$36,414
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	15,895	6,752
Deferred income taxes	2,915	4,430
Stock based compensation	—	2,411
Amortization of deferred financing costs	563	685
Bad debt expense	723	1,858
Loss on derivatives, net	8,136	12,647
Current period cash settlements on derivatives, net	403	(30,337)
Other	188	181
Changes in assets and liabilities:
Decrease in accounts receivable	19,183	20,386
(Increase) decrease in accounts receivable—affiliates	(601)	228
(Increase) decrease in inventory	(1,461)	227
Increase in customer acquisition costs	(7,471)	(7,145)
(Increase) decrease in prepaid and other current assets	(3,378)	9,764
Decrease in intangible assets—customer acquisition costs	7,569	—
Decrease (increase) in other assets	327	(1,519)
Decrease in accounts payable and accrued liabilities	(19,149)	(8,541)
Increase in accounts payable—affiliates	449	9
Net cash provided by operating activities	46,309	48,450
Cash flows from investing activities:
Purchases of property and equipment	(2,407)	(1,120)
Acquisition of Customers	(14,007)	(1,827)
Net cash used in investing activities	(16,414)	(2,947)
Cash flows from financing activities:
Buyback of Series A Preferred Stock	(12,803)	—
Borrowings on notes payable	388,425	405,000
Payments on notes payable	(389,425)	(413,000)
Restricted stock vesting	—	(1,013)
Contribution for cash settlement of merger	—	643
Payment of distribution to Class A common stockholders	(6,293)	—
Payment of distributions to non-controlling unitholders	(17,045)	(4,495)
Payment of Preferred Stock dividends	(6,982)	(8,151)
Net cash used in financing activities	(44,123)	(21,016)
(Decrease) increase in Cash, cash equivalents and Restricted cash	(14,228)	24,487
Cash, cash equivalents and Restricted cash—beginning of period	70,259	42,595
Cash, cash equivalents and Restricted cash—end of period	$56,031	$67,082
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(140)	$7
Cash paid during the period for:
Interest	$4,679	$4,724
Taxes	$4,126	$7,376
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

These transactions include, but are not limited to, employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, certain administrative salaries, management due diligence, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed under these arrangements are based on services provided, departmental usage, or headcount, which are considered reasonable by management. As such, the accompanying condensed consolidated financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, and costs that have been incurred by our affiliates and then directly billed or allocated to us, and are recorded net in general and administrative expense on the condensed consolidated statements of operations with a corresponding accounts receivable—affiliates or accounts payable —affiliates, respectively, recorded in the condensed consolidated balance sheets. Additionally, the Company enters into transactions with certain affiliates for sales or purchases of natural gas and electricity, which are recorded in retail revenues, retail cost of revenues, and net asset optimization revenues in the condensed consolidated statements of operations with a corresponding accounts receivable—affiliate or accounts payable—affiliate in the condensed consolidated balance sheets. The allocations and related estimates and assumptions are described more fully in Note 13 "Transactions with Affiliates."

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets. The amendments in the ASU provide practical expedient and an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the effect of this update on its condensed consolidated financial statements and related disclosures.

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

	Reportable Segments
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$18,328	$1,134	$19,462	$22,122	$984	$23,106
Mid-Atlantic	37,801	3,530	41,331	32,846	3,529	36,375
Midwest	11,347	1,548	12,895	8,654	1,221	9,875
Southwest	18,661	11,105	29,766	18,993	5,905	24,898
	$86,137	$17,317	$103,454	$82,615	$11,639	$94,254

Customer type
Commercial	$10,806	$9,897	$20,703	$13,326	$6,458	$19,784
Residential	80,061	5,817	85,878	76,374	5,120	81,494
Unbilled revenue (b)	(4,730)	1,603	(3,127)	(7,085)	61	(7,024)
	$86,137	$17,317	$103,454	$82,615	$11,639	$94,254

Customer credit risk
POR	$56,268	$4,772	$61,040	$52,342	$4,307	$56,649
Non-POR	29,869	12,545	42,414	30,273	7,332	37,605
	$86,137	$17,317	$103,454	$82,615	$11,639	$94,254

	Reportable Segments
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$55,519	$8,011	$63,530	$70,732	$7,181	$77,913
Mid-Atlantic	105,170	30,207	135,377	91,059	24,696	115,755
Midwest	26,498	16,601	43,099	22,481	10,699	33,180
Southwest	46,480	50,106	96,586	46,820	21,934	68,754
	$233,667	$104,925	$338,592	$231,092	$64,510	$295,602

Customer type
Commercial	$30,319	$61,862	$92,181	$34,680	$38,476	$73,156
Residential	209,274	45,551	254,825	204,278	32,464	236,742
Unbilled revenue (b)	(5,926)	(2,488)	(8,414)	(7,866)	(6,430)	(14,296)
	$233,667	$104,925	$338,592	$231,092	$64,510	$295,602

Customer credit risk
POR	$155,158	$44,109	$199,267	$146,711	$30,953	$177,664
Non-POR	78,509	60,816	139,325	84,381	33,557	117,938
	$233,667	$104,925	$338,592	$231,092	$64,510	$295,602

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

(c) Retail Electricity includes Services.

Reconciliation to Condensed Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Reportable Segments Revenue	$103,454	$94,254	$338,592	$295,602
Net asset optimization expense	(136)	(482)	(3,021)	(2,610)
Other Revenue	11	2	44	1,534
Total Revenues	$103,329	$93,774	$335,615	$294,526

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended September 30, 2025 and 2024, our retail revenues included gross receipts taxes of $0.3 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $1.8 million and $1.3 million, respectively. During the nine months ended September 30, 2025 and 2024, our retail revenues included gross receipts taxes of $0.8 million and $0.8 million, respectively, and our retail cost of revenues included gross receipts taxes of $5.1 million and $4.0 million, respectively.

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

The following table reflects the Company's beginning and ending balances of our account receivables.

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance accounts receivables	$47,972	$49,085	$65,442	$63,246
Ending balance of accounts receivables	$45,536	$41,003	$45,536	$41,003

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $0.7 million and $1.9 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025 and September 30, 2024, respectively.

A rollforward of our allowance for credit losses for the nine months ended September 30, 2025 are presented in the table below (in thousands):

Balance at December 31, 2024	$(2,950)
Current period credit loss provision	(723)
Write-offs	1,453
Recovery of previous write-offs	(100)
Balance at September 30, 2025	$(2,320)

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

During the three months ended June 30, 2025 and September 30, 2025, respectively, Spark HoldCo distributed $3.0 million and $2.9 million in cash to the non-controlling interest holder and distributed pro-rated $3.2 million and 3.1 million in cash to the controlling interest holder. The pro rated distribution during the three months ended June 30, 2025 and September 30, 2025 did not result in share transfer and change in equity ownership.

The Company and affiliates owned the following economic interests in Spark HoldCo at September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the effects of changes in the Company's ownership interest in Spark HoldCo's equity (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$757	$2,138	$12,294	$18,329
Transfers (to) from the non-controlling interest	—	—	—	—
Decrease in Via Renewables additional paid in capital from the equity shift	—	—	(223)	—
Net transfers (to) from non-controlling interest	—	—	(223)	—
Changes from net income attributable to Via Renewables stockholders and transfers (to) from non-controlling interest	$757	$2,138	$12,071	$18,329

	The Company	Affiliated Owners
September 30, 2025	51.79%	48.21%
December 31, 2024	48.20%	51.80%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income before taxes allocated to non-controlling interest	$(407)	$249	$11,065	$20,469
Less: Income tax expense allocated to non-controlling interest	(50)	732	1,341	2,384
Net (loss) income attributable to non-controlling interests	$(357)	$(483)	$9,724	$18,085

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

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$757	$2,138	$12,294	$18,329
Less: Dividend on Series A Preferred Stock	2,305	2,707	7,032	8,130
Net (loss) income attributable to stockholders of Class A common stock	$(1,548)	$(569)	$5,262	$10,199

Basic weighted average Class A common shares outstanding	3,792	3,323	3,707	3,272
Basic (loss) earnings per share attributable to stockholders	$(0.41)	$(0.17)	$1.42	$3.12

Net (loss) income attributable to stockholders of Class A common stock	$(1,548)	$(569)	$5,262	$10,199
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—	—
Diluted net (loss) income attributable to stockholders of Class A common stock	$(1,548)	$(569)	$5,262	$10,199

Basic weighted average Class A common shares outstanding	3,792	3,323	3,707	3,272
Effect of dilutive Class B common stock	—	—	—	—
Diluted weighted average shares outstanding	3,792	3,323	3,707	3,272

Diluted (loss) earnings per share attributable to stockholders	$(0.41)	$(0.17)	$1.42	$3.12

The computation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively, excludes 3.5 million and 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

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

The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$53,468	$52,993
Accounts receivable	45,440	65,354
Other current assets	42,135	79,704
Total current assets	141,043	198,051
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,662	16,042
Total non-current assets	134,005	136,385
Total Assets	$275,048	$334,436

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$38,128	$56,560
Other current liabilities	41,310	61,069
Total current liabilities	79,438	117,629
Long-term liabilities:
Long-term portion of Senior Credit Facility	105,000	106,000
Subordinated debt — affiliate	—	—
Other long-term liabilities	301	55
Total long-term liabilities	105,301	106,055
Total Liabilities	$184,739	$223,684

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

During the three and nine months ended September 30, 2025, we paid $2.2 million and $7.0 million, respectively, in dividends to holders of the Series A Preferred Stock. As of September 30, 2025, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2025.

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

On May 9, 2025, we announced the redemption of 168,008 shares of our Series A Preferred Stock, for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which was June 9, 2025. We paid $4.3 million for the redemption of 168,008 shares of our Series A Preferred Stock on the redemption date.

On July 16, 2025, we announced the redemption of 319,216 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which was August 15, 2025. We paid $8.1 million for the redemption of 319,216 shares of our Series A Preferred Stock on the redemption date.

On September 15, 2025, we announced the redemption of 287,294 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of October 15, 2025. We paid $7.2 million for the redemption of 287,294 shares of our Series A Preferred Stock on the redemption date.

On October 15, 2025, we declared a quarterly cash dividend in the amount of $0.67151 per share of Series A Preferred Stock. The dividend will be paid on January 15, 2026 to holders of record on January 1, 2026 of the Series A Preferred Stock.

A summary of our preferred equity balance for the nine months ended September 30, 2025 is as follows:

(In thousands)
Balance at December 31, 2024	$83,221
Repurchase of Series A Preferred Stock	(493)
Redemption of Series A Preferred Stock	(11,836)
Accumulated dividends on Series A Preferred Stock	(425)
Balance at September 30, 2025	$70,467

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

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of September 30, 2025 and December 31, 2024, we offset $0.7 million and zero, respectively, in collateral to net against the related derivative liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	September 30, 2025	December 31, 2024
Natural Gas	MMBtu	8,232	5,716
Electricity	MWh	808	987
Trading

Commodity	Notional	September 30, 2025	December 31, 2024
Natural Gas	MMBtu	1,189	2,988
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on non-trading derivatives, net	$(5,970)	$(10,979)	$(5,816)	$(12,115)
Loss on trading derivatives, net	(140)	(643)	(2,320)	(532)
Loss on derivatives, net	$(6,110)	$(11,622)	$(8,136)	$(12,647)
Current period settlements on non-trading derivatives	2,209	6,613	(403)	29,538
Current period settlements on trading derivatives	—	532	—	799
Total current period settlements on derivatives	$2,209	$7,145	$(403)	$30,337

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

Fair Value of Derivative Instruments

The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	September 30, 2025
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$3,748	$(3,172)	$576	$—	$576
Trading commodity derivatives	17	(14)	3	—	3
Total Current Derivative Assets	3,765	(3,186)	579	—	579
Non-trading commodity derivatives	1,779	(819)	960	(263)	697
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	1,779	(819)	960	(263)	697
Total Derivative Assets	$5,544	$(4,005)	$1,539	$(263)	$1,276

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(8,201)	$5,963	$(2,238)	$983	$(1,255)
Trading commodity derivatives	(159)	28	(131)	—	(131)
Total Current Derivative Liabilities	(8,360)	5,991	(2,369)	983	(1,386)
Non-trading commodity derivatives	(597)	317	(280)	—	(280)
Trading commodity derivatives	(54)	33	(21)	—	(21)
Total Non-current Derivative Liabilities	(651)	350	(301)	—	(301)
Total Derivative Liabilities	$(9,011)	$6,341	$(2,670)	$983	$(1,687)

	December 31, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,100	$(5,443)	$6,657	$—	$6,657
Trading commodity derivatives	2,538	(510)	2,028	—	2,028
Total Current Derivative Assets	14,638	(5,953)	8,685	—	8,685
Non-trading commodity derivatives	737	(259)	478	—	478
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	737	(259)	478	—	478
Total Derivative Assets	$15,375	$(6,212)	$9,163	$—	$9,163

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(3,036)	$1,475	$(1,561)	$—	$(1,561)
Trading commodity derivatives	(634)	494	(140)	—	(140)
Total Current Derivative Liabilities	(3,670)	1,969	(1,701)	—	(1,701)
Non-trading commodity derivatives	(333)	282	(51)	—	(51)
Trading commodity derivatives	(94)	90	(4)	—	(4)
Total Non-current Derivative Liabilities	(427)	372	(55)	—	(55)
Total Derivative Liabilities	$(4,097)	$2,341	$(1,756)	$—	$(1,756)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	September 30, 2025	December 31, 2024
Information technology	2 – 5	$10,407	$8,141
Other	7	69	69
Total		10,476	8,210
Accumulated depreciation		(4,171)	(2,979)
Property and equipment—net		$6,305	$5,231

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of September 30, 2025 and December 31, 2024, information technology includes $1.7 million and $2.3 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	September 30, 2025	December 31, 2024
Goodwill	$120,343	$120,343
Customer relationships—Other
Cost	$17,590	$12,852
Accumulated amortization	(7,900)	(1,332)
Customer relationships—Other, net	$9,690	$11,520
Trademarks
Cost	$4,040	$4,040
Accumulated amortization	(2,323)	(2,020)
Trademarks, net	$1,717	$2,020

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2024	$120,343	$11,520	$2,020
Additions	—	4,680	—
Amortization	—	(6,510)	(303)
Balance at September 30, 2025	$120,343	$9,690	$1,717

Estimated future amortization expense for customer relationships and trademarks at September 30, 2025 is as follows (in thousands):

Year ending December 31,
2025 (remaining three months)	$3,085
2026	7,026
2027	488
2028	404
2029	404
> 5 years	—
Total	$11,407

9. Debt
Debt consists of the following amounts as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Long-term debt:
Senior Credit Facility (1) (2)	$105,000	$106,000
Subordinated Debt	—	—
Total long-term debt	105,000	106,000
Total debt	$105,000	$106,000
(1) As of September 30, 2025 and December 31, 2024, the weighted average interest rate on the Senior Credit Facility was 7.38% and 7.59%, respectively.
(2) As of September 30, 2025 and December 31, 2024, we had $36.4 million and $25.6 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility (as defined below under "Senior Credit Facility") were $1.6 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively. Of these amounts, $0.9 million and $0.7 million are recorded in other current assets, and $0.7 million and $1.0 million are recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Senior Credit Facility	$1,716	$1,115	$4,609	$3,544
Letters of credit fees and commitment fees	146	385	257	1,106
Amortization of deferred financing costs	229	167	563	685
Other	1	—	20	4
Interest Expense	$2,092	$1,667	$5,449	$5,339

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of September 30, 2025 was 1.33 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of September 30, 2025 was 1.60 to 1.00.

The First Amendment to the Senior Credit Facility eliminated the Maximum Senior Secured Leverage Ratio covenant and amended the Maximum Total Leverage Ratio covenant to no more than 3.00 to 1.00 from no more than 2.50 to 1.00.

As of September 30, 2025, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

As of September 30, 2025, and December 31, 2024, there were zero outstanding borrowings under the Subordinated Debt Facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Non-trading commodity derivative assets	$—	$1,273	$—	$1,273
Trading commodity derivative assets	—	3	—	3
Total commodity derivative assets	$—	$1,276	$—	$1,276
Non-trading commodity derivative liabilities	$—	$(1,535)	$—	$(1,535)
Trading commodity derivative liabilities	—	(152)	—	(152)
Total commodity derivative liabilities	$—	$(1,687)	$—	$(1,687)

	Level 1	Level 2	Level 3	Total
December 31, 2024
Non-trading commodity derivative assets	$445	$6,690	$—	$7,135
Trading commodity derivative assets	—	2,028	—	2,028
Total commodity derivative assets	$445	$8,718	$—	$9,163
Non-trading commodity derivative liabilities	$(180)	$(1,432)	$—	$(1,612)
Trading commodity derivative liabilities	—	(144)	—	(144)
Total commodity derivative liabilities	$(180)	$(1,576)	$—	$(1,756)

We had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2025 and the year ended December 31, 2024.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges. In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of September 30, 2025 and December 31, 2024, the credit risk valuation adjustment was a reduction of derivative assets, net of less than $0.1 million and $0.1 million, respectively.

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

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB makes changes to U.S. tax law and includes provisions that beginning in January 2025, make permanent full expensing of tangible personal property, restores EBITDA-based calculations for purposes of the business interest deduction and allows for current expensing of R&D expenditures. Consistent with ASC 740-10 the impact of changes to tax law are recorded in the period of enactment. We recorded the impact of OBBB which resulted in additional deductions related primarily to current expensing of R&D expenditures. OBBB had no material impact on total tax expense for the period.

As of September 30, 2025, we had a net deferred tax asset of $4.1 million, due in large part to the original step up in tax basis resulting from the initial purchase of Spark HoldCo units from NuDevco Retail and NuDevco Retail Holdings (predecessor to Retailco) in connection with our initial public offering.

The effective U.S. federal and state income tax rate for the three months ended September 30, 2025 and 2024 was 66.2% and 50.6%, respectively. The effective U.S. federal and state income tax rate for the nine months ended September 30, 2025 and 2024 was 23.5% and 21.0%, respectively. The effective tax rate for three and nine months ended September 30, 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (including customers of companies Major Energy acts as a successor to) in the United States charged a variable rate for electricity or gas by Major Energy during the applicable statute of limitations period up to and including the date of judgment. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. In September 2024, the Court granted the Company’s motion that argued that Glikin had failed to exhaust her administrative remedies and that, if she wishes to proceed, she must first go to the Maryland Public Service Commission (“Maryland PSC”). On November 6, 2024, Glikin filed a complaint with the Maryland PSC. The Company responded to her complaint on February 28, 2025. On May 2025, the PSC ruled in favor of the Company, finding no fraudulent conduct. Plaintiff filed a motion to lift the federal court stay on June 16, 2025. The Company filed a motion to dismiss in federal court; the federal court heard oral arguments on October 7, 2025. The parties are waiting for the court’s decision on the motion to dismiss.

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

Corporate Matter Lawsuits

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition. On July 19, 2024, Joshua Amburgey, a purported stockholder of the Company at the time of the Merger, filed a verified class action complaint in the Delaware Court of Chancery (C.A. No. 2024-0762-KSJM) alleging that the Company’s directors and controlling stockholder breached their fiduciary duties in connection with the Merger. On July 25, 2024, Bruce Taylor, another purported stockholder, filed a related class action (C.A. No. 2024-0794) asserting fiduciary-duty and disclosure claims concerning the proxy statement for the Merger. A prior Section 220 books-and-records action filed by Michael Stutzman (C.A. No. 2024-0545-LM) was subsequently expanded to assert similar claims.

The Delaware Court of Chancery has consolidated these actions under the caption In re Via Renewables, Inc. Merger Litigation (C.A. No. 2024-0762-KSJM), and appointed lead counsel and a lead plaintiff. The consolidated action remains pending before Vice Chancellor McCormick. Defendants have filed a motion to dismiss this matter which is pending before the Delaware Chancery Court. Oral arguments on such motion are scheduled for April/May 2026.

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

Illinois. On July 26, 2023, Spark Energy, LLC received a demand letter from a law firm representing the Office of the Illinois Attorney General alleging that Spark Energy, LLC’s marketing and sales practices may have not been in compliance with Illinois law. The letter offered, in the interest of efficiency and minimizing litigation costs, a settlement demand to resolve the matter. The Company has agreed to engage in mediation with the law firm to try to resolve this matter. The Company met for an all-day mediation in August 2024 and several other virtual settlement discussions. The settlement discussions were unsuccessful, and the Attorney General commenced a lawsuit in Illinois against Spark Energy, LLC and Spark Energy Gas, LCC on January 16, 2025 (“IL AG State Action”). Spark filed a motion to dismiss (“MTD”) the IL AG State Action and simultaneously, proactively filed a federal action raising constitutional issues (“Federal Action”). The IL AG and the Company have exchanged responses regarding the MTD in both cases. All actions are in the early stages, and the parties have resumed settlement negotiations.

Maine. On February 9, 2023, Maine Commission’s Consumer Assistance and Safety Division (“Advocacy Staff”) filed a Request for Formal Investigation requesting that the Maine Commission open a formal, enforcement investigation to review whether Company’s subsidiary, Electricity Maine, LLC (EME), is in compliance with the Maine Commission’s Rules. During a special deliberative session, the same day, the Maine Commission announced it would proceed with a formal investigation of EME, which was noticed in a Notice of Enforcement Investigation issued February 10, 2023 (Docket No. 2023-00024). The Company met with Advocacy Staff over the course of several months to address concerns. As a result, the Company and the Advocacy Staff have agreed to a settlement in principle pursuant to which customers would receive certain limited refunds on their energy bill and the Company would be fined. On October 18, 2024, the Maine Commission approved EME’s proposed settlement. The Company has paid the fine and has completed making all such refunds to customers.

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

Ohio. On August 14, 2024, the Public Utility Commission of Ohio (“PUCO”) sent Major Energy a notice of probable non-compliance regarding approximately fifty-five consumer complaints during the time period January 3, 2023 through April 12, 2024. The Company has worked cooperatively with PUCO and the Ohio Office of Consumer Counsel to resolve this matter, and believes this matter will not have a material impact on the Company. A proposed settlement has been submitted to the PUCO for approval.

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

State Legislative and Regulatory Developments

From time to time, state legislatures and regulatory commissions propose or adopt new measures that affect the retail energy industry, including changes to licensing, consumer protection, renewable energy content, and market access. The Company actively monitors these developments and participates, either directly or through industry trade associations, in stakeholder discussions to ensure that its perspective and the broader industry position are represented. The Company also attends public meetings and technical sessions to stay informed of emerging policy directions and to provide constructive input on behalf of retail suppliers. For example, in Maryland, Senate Bill 1 imposed new restrictions that effectively limited residential energy choice, while in Massachusetts, the Department of Public Utilities reopened Docket 19-07 to consider changes to green product standards and sales channels. The Company believes that ongoing engagement and transparency with state policymakers and regulators are essential to maintaining a stable and predictable regulatory environment and mitigating potential risks to its operations.

Indirect Tax Audits

We are undergoing various types of indirect tax audits spanning from years 2023 to 2025 for which additional liabilities may arise. At the time of filing these consolidated financial statements, these indirect tax audits are at an early stage and subject to substantial uncertainties concerning the outcome of audit findings and corresponding responses.

As of September 30, 2025 and December 31, 2024, we had accrued $9.8 million and $11.9 million, respectively, related to litigation and regulatory matters and less than $0.1 million and $0.8 million, respectively, related to indirect tax audits. The accrual for litigation and regulatory matters, and indirect tax audits is recorded in accrued liabilities on the balance sheet. The outcome of each of these may result in additional expense.

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

The following tables presents asset and liability balances with affiliates (in thousands):

	September 30, 2025	December 31, 2024
Assets
Accounts Receivable - affiliates	$4,720	$4,119
Total Assets - affiliates	$4,720	$4,119

	September 30, 2025	December 31, 2024
Liabilities
Accounts Payable - affiliates	$606	$157
Subordinated Debt - affiliates	—	—
Total Liabilities - affiliates	$606	$157

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue NAO - affiliates	$57	$110	$817	$718
Less: Cost of Revenue NAO - affiliates	—	—	—	1
Net NAO - affiliates	$57	$110	$817	$717

The Company's retail cost of revenue includes gains/(losses) related to derivative instruments transactions with affiliates. For the three months ended September 30, 2025 and September 30, 2024, we recognized a gain of less than $0.1 million and $0.1 million, respectively, in retail cost of revenue related to derivative instrument settlements. For the nine months ended September 30, 2025 and September 30, 2024, respectively, we recognized a loss of $0.1 million and a gain of $1.0 million, respectively, in retail cost of revenue related to derivative instrument settlements.

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(1.0) million and $(0.3) million for the three months ended September 30, 2025 and 2024, respectively. The total net amount direct billed and allocated to/(from) affiliates was $(6.7) million and $(4.4) million for the nine months ended September 30, 2025 and 2024, respectively. The Company would have incurred incremental costs of $0.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, operating on a stand-alone basis. The Company would have incurred incremental costs of $1.3 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended September 30, 2025 and 2024, Spark HoldCo made distributions to these affiliates for gross-up distributions of $0.6 million and zero , respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

During the nine months ended September 30, 2025 and 2024, Spark HoldCo made distributions to these affiliates for gross-up distributions of $5.5 million and $4.5 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

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

During the three months ended September 30, 2025, Spark HoldCo distributed $2.9 million in cash to the non-controlling interest holder.

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

As of September 30, 2025 and December 31, 2024, there were zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 “Debt” for a further description of terms and conditions of the Subordinated Debt Facility.

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

Three Months Ended September 30,
Financial data for business segments are as follows (in thousands):

Three Months Ended September 30, 2025
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$86,137	$17,317	$(125)	$—	$103,329
Retail cost of revenues	67,953	11,488	14	—	79,455
Less:
Net asset optimization expense(2)	—	—	(136)	—	(136)
Net, loss on non-trading derivative instruments	(4,576)	(1,394)	—	—	(5,970)
Current period settlements on non-trading derivatives	1,794	415	—	—	2,209
Retail Gross Margin	$20,966	$6,808	$(3)	$—	$27,771
Add: Reconciling items (3)					(3,897)
Gross Profit					$23,874
Total Assets at September 30, 2025	$2,181,011	$261,097	$352,084	$(2,489,378)	$304,814
Goodwill at September 30, 2025	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the three months ended September 30, 2025 we recorded asset optimization revenues of $3.6 million and asset optimization cost of revenues of $3.7 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Three Months Ended September 30, 2024
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$82,615	$11,639	$(480)	$—	$93,774
Retail cost of revenues	63,334	5,224	59	—	68,617
Less:
Net asset optimization expense (2)	—	—	(482)	—	(482)
Net, loss on non-trading derivative instruments	(10,769)	(210)	—	—	(10,979)
Current period settlements on non-trading derivatives	5,476	1,137	—	—	6,613
Retail Gross Margin	$24,574	$5,488	$(57)	$—	$30,005
Add: Reconciling items (3)					(4,848)
Gross Profit					$25,157
Total Assets at December 31, 2024	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill at December 31, 2024	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the three months ended September 30, 2024, we recorded asset optimization revenues of $2.9 million and asset optimization cost of revenues and $3.4 million, respectively, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Nine Months Ended September 30, 2025
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$233,667	$104,925	$(2,977)	$—	$335,615
Retail cost of revenues	172,762	65,116	25	—	237,903
Less:
Net asset optimization expense (2)	—	—	(3,021)	—	(3,021)
Net, loss on non-trading derivatives	(4,555)	(1,261)	—	—	(5,816)
Current period settlements on non-trading derivatives	(451)	48	—	—	(403)
Retail Gross Margin	$65,911	$41,022	$19	$—	$106,952
Add: Reconciling items (3)					(9,240)
Gross Profit					$97,712
Total Assets at September 30, 2025	$2,181,011	$261,097	$352,084	$(2,489,378)	$304,814
Goodwill at September 30, 2025	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the nine months ended September 30, 2025, we recorded asset optimization revenues of $26.4 million and asset optimization cost of revenues of $29.4 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, and current period settlements on non-trading activities.

Nine Months Ended September 30, 2024
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$231,092	$64,510	$(1,076)	$—	$294,526
Retail cost of revenues	149,592	30,090	894	—	180,576
Less:
Net asset optimization expense (2)	—	—	(2,610)	—	(2,610)
Net, loss on non-trading derivatives	(11,998)	(117)	—	—	(12,115)
Current period settlements on non-trading derivatives	24,702	4,836	—	—	29,538
Retail Gross Margin	$68,796	$29,701	$640	$—	$99,137
Add: Reconciling items (3)					14,813
Gross Profit					$113,950
Total Assets at December 31, 2024	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill at December 31, 2024	$117,813	$2,530	$—	$—	$120,343
(1) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, and current period settlements on non-trading activities.
(2) For the nine months ended September 30, 2024, we recorded asset optimization revenues of $17.5 million and asset optimization cost of revenues of $20.1 million, which are presented on a net basis in net asset optimization revenues
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments, and current period settlements on non-trading activities.

15. Customer Acquisitions
Acquisition of Customer Books

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 residential customer equivalents ("RCEs") for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and were in our existing markets. As part of the acquisition, we funded an escrow account, the balance of which was reflected as restricted cash in our condensed consolidated balance sheet. As we acquired customers, we made payments to the sellers from the escrow account. As of December 31, 2024, we completed this acquisition and approximately 9,300 RCEs were transferred. The balance of $0.4 million in the escrow account as of December 31, 2024, was returned to the Company in the first quarter of 2025. As of September 30, 2025, the balance in the escrow account was zero.

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and began transferring in December 2024 and January 2025. As we acquired customers under these acquisition agreements, we made payments to the sellers from the escrow accounts. Funds from the escrow account were released to the sellers as acquired customers transferred from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance were returned to the Company once the acquisitions were complete. As of December 31, 2024, approximately 72,700 RCEs were transferred. During the nine months ended September 30, 2025, approximately 26,300 RCEs were transferred for a total of approximately 99,000 RCEs as of September 30, 2025 related to customer book acquisitions. As of September 30, 2025 and December 31, 2024, the balance is the escrow accounts was $1.0 million and $15.5 million, respectively.

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As we acquired customers under these acquisition agreements, we made payments to the sellers from the escrow accounts. Funds from the escrow account were released to the sellers as acquired customers transferred from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance was returned to the Company once the acquisitions were complete. During the nine months ended September 30, 2025, approximately 17,000 RCEs were transferred related to customer book acquisitions, and we paid $1.4 million to the sellers. As of September 30, 2025, the balance is the escrow accounts was $0.2 million.

16. Subsequent Events

Partial Redemption of Series A Preferred Stock

On September 15, 2025, we announced the redemption of 287,294 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of October 15, 2025. We paid $7.2 million for the redemption of 287,294 shares of our Series A Preferred Stock on the redemption date.

Declaration of Dividends

On October 15, 2025 we declared a quarterly cash dividend in the amount of $0.67151 per share to holders of record of the Series A Preferred Stock on January 1, 2026. The dividend will be paid on January 15, 2026.

Acquisition of Customer Books

On October 28, 2025, we entered into an asset purchase agreement to acquire up to 3,300 RCEs for a cash purchase price of up to a maximum $0.5 million paid in cash or funded in escrow accounts. These electricity customers are located in our existing market and will begin transferring in the fourth quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. Results of operations and cash flows for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of September 30, 2025, we operated in 106 utility service territories across 21 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2025 and 2024, approximately 83% and 88%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended September 30, 2025 and 2024, approximately 17% and 12%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Partial Redemption of Series A Preferred Stock

On September 15, 2025, we announced the redemption of 287,294 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of October 15, 2025. We paid $7.2 million for the redemption of 287,294 shares of our Series A Preferred Stock on the redemption date.

Acquisition of Customer Books

On October 28, 2025, we entered into an asset purchase agreement to acquire up to 3,300 RCEs for a cash purchase price of up to a maximum $0.5 million paid in cash or funded in escrow accounts. These electricity customers are located in our existing market and will begin transferring in the fourth quarter of 2025.

Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three and nine months ended September 30, 2025:

RCEs:
(In thousands)	June 30, 2025	Additions	Attrition	September 30, 2025	% Increase (Decrease)
Retail Electricity	212	43	37	218	3%
Retail Natural Gas	190	22	11	201	6%
Total Retail	402	65	48	419	4%

RCEs:
(In thousands)	December 31, 2024	Additions	Attrition	September 30, 2025	% Increase (Decrease)
Retail Electricity	232	91	105	218	(6)%
Retail Natural Gas	156	81	36	201	29%
Total Retail	388	172	141	419	8%

The following table details our count of RCEs by geographical location as of September 30, 2025:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	46	21%	16	8%	62	15%
Mid-Atlantic	111	51%	52	26%	163	39%
Midwest	30	14%	36	18%	66	16%
Southwest	31	14%	97	48%	128	30%
Total	218	100%	201	100%	419	100%

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

During the three months ended September 30, 2025, we added approximately 57,300 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As of September 30, 2025, approximately 17,000 RCEs were transferred as a result of the asset purchase agreement.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended September 30, 2025 and 2024 was 4.0% and 4.1%, respectively.

Customer Credit Risk

Our credit loss expense for the three months ended September 30, 2025 and 2024 was 0.3% and 1.4%, respectively, for non-purchase of receivable market ("non-POR") revenues. Our credit loss expense for the nine months ended September 30, 2025 and 2024 was 0.3% and 1.4%, respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has focused on collection efforts and enhanced credit check requirements, we have experienced a decrease in credit loss expense during the three and nine months ended September 30, 2024.

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

Net asset optimization resulted in a loss of $0.1 million and $0.5 million for the three months ended September 30, 2025 and 2024 , respectively. Net asset optimization resulted in a loss of $3.0 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Adjusted EBITDA (1)	$9,500	$10,327	$51,174	$37,758
Retail Gross Margin	$27,771	$30,005	$106,952	$99,137
(1) Adjusted EBITDA for three and nine months ended September 30, 2025 includes an add back of $0.1 million and of less than $0.1 million, respectively, related to merger agreement expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$400	$1,655	$22,018	$36,414
Depreciation and amortization	5,576	2,502	15,895	6,752
Interest expense	2,092	1,667	5,449	5,339
Income tax expense	784	1,694	6,761	9,654
EBITDA	8,852	7,518	50,123	58,159
Less:
Loss on derivative instruments	(6,110)	(11,622)	(8,136)	(12,647)
Cash settlements on derivative instruments	2,209	7,145	(403)	30,337
Customer acquisition costs	3,393	2,119	7,471	7,145
Plus:
Non-cash compensation expense	—	(31)	—	2,411
Merger agreement expense	140	482	(17)	2,023
Adjusted EBITDA	$9,500	$10,327	$51,174	$37,758
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$2,361	$20,123	$46,309	$48,450
Amortization of deferred financing costs	(229)	(167)	(563)	(685)
Bad debt expense	110	(537)	(723)	(1,858)
Interest expense	2,092	1,667	5,449	5,339
Income tax expense	784	1,694	6,761	9,654
Merger agreement expense	140	482	(17)	2,023
Changes in operating working capital
Accounts receivable, prepaids and current assets	2,107	(10,541)	(15,204)	(30,378)
Inventory	1,794	881	1,461	(227)
Accounts payable and accrued liabilities	1,231	(2,128)	18,700	8,532
Other	(890)	(1,147)	(10,999)	(3,092)
Adjusted EBITDA	$9,500	$10,327	$51,174	$37,758
Cash Flow Data:
Net cash provided by operating activities	$2,361	$20,123	$46,309	$48,450
Net cash used in investing activities	$(1,462)	$(2,217)	$(16,414)	$(2,947)
Net cash used in financing activities	$(11,735)	$(6,713)	$(44,123)	$(21,016)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$103,329	$93,774	$335,615	$294,526
Less:
Retail cost of revenues	79,455	68,617	237,903	180,576
Gross Profit	$23,874	$25,157	$97,712	$113,950
Less:
Net asset optimization expense	(136)	(482)	(3,021)	(2,610)
Loss on non-trading derivative instruments	(5,970)	(10,979)	(5,816)	(12,115)
Cash settlements on non-trading derivative instruments	2,209	6,613	(403)	29,538
Retail Gross Margin	$27,771	$30,005	$106,952	$99,137
Retail Gross Margin - Retail Electricity Segment	$20,966	$24,574	$65,911	$68,796
Retail Gross Margin - Retail Natural Gas Segment	$6,808	$5,488	$41,022	$29,701
Retail Gross Margin - Other	$(3)	$(57)	$19	$640

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

Consolidated Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Retail revenues	$103,454	$94,254	$338,592	$295,602
Net asset optimization expense	(136)	(482)	(3,021)	(2,610)
Other revenue	11	2	44	1,534
Total Revenues	103,329	93,774	335,615	294,526
Operating Expenses:
Retail cost of revenues	79,455	68,617	237,903	180,576
General and administrative expense	15,046	17,655	47,669	55,850
Depreciation and amortization	5,576	2,502	15,895	6,752
Total Operating Expenses	100,077	88,774	301,467	243,178
Operating income	3,252	5,000	34,148	51,348
Other (expense)/income:
Interest expense	(2,092)	(1,667)	(5,449)	(5,339)
Interest and other income	24	16	80	59
Total other expense	(2,068)	(1,651)	(5,369)	(5,280)
Income before income tax expense	1,184	3,349	28,779	46,068
Income tax expense	784	1,694	6,761	9,654
Net income	$400	$1,655	$22,018	$36,414
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$9,500	$10,327	$51,174	$37,758
Retail Gross Margin (1)	$27,771	$30,005	$106,952	$99,137
Customer Acquisition Costs	$3,393	$2,119	$7,471	$7,145
Average Monthly RCE Attrition	4.0%	4.1%	3.9%	3.8%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the three and nine months ended September 30, 2025 includes an add back of $0.1 million and less than $0.1 million, respectively, related to merger agreement expense.

Total Revenues. Total revenues for the three months ended September 30, 2025 were approximately $103.3 million, an increase of approximately $9.5 million, or 10%, from approximately $93.8 million from the three months ended September 30, 2024, as indicated in the table below (in millions). This increase was primarily due to higher gas volumes sold due to larger gas customer book as a result of customer book purchases and higher electricity rates in the third quarter of 2025 as compared to the third quarter of 2024. This was offset by lower natural gas rates in the third quarter of 2025 as compared to 2024.

Change in electricity volumes sold	$0.7
Change in natural gas volumes sold	6.9
Change in electricity unit revenue per MWh	2.8
Change in natural gas unit revenue per MMBtu	(1.2)
Change in other revenue	—
Change in net asset optimization expense	0.3
Change in total revenues	$9.5

Retail Cost of Revenues. Total retail cost of revenues for the three months ended September 30, 2025 was approximately $79.5 million, an increase of approximately $10.9 million, or 16%, from approximately $68.6 million for the three months ended September 30, 2024, as indicated in the table below (in millions). This increase was primarily due to higher electricity costs and natural gas volumes sold due to a larger gas customer book in the third quarter of 2025 as compared to the third quarter of 2024. This was partially offset by change in value of retail derivative portfolio.

Change in electricity volumes sold	$0.5
Change in natural gas volumes sold	3.6
Change in electricity unit cost per MWh	6.6
Change in natural gas unit cost per MMBtu	0.7
Change in other costs	0.1
Change in value of retail derivative portfolio	(0.6)
Change in retail cost of revenues	$10.9

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2025 was approximately $15.0 million, a decrease of approximately $2.7 million, or 15%, as compared to $17.7 million for the three months ended September 30, 2024. This decrease was primarily attributable to a decrease in bad debt and legal expenses in the third quarter of 2025 as compared to the third quarter of 2024.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2025 was approximately $5.6 million, an increase of approximately $3.1 million, or 124%, from approximately $2.5 million for the three months ended September 30, 2024. This increase was primarily due to higher amortization expense associated with customer relationship intangibles as result of customer book purchases.

Customer Acquisition Cost. Customer acquisition cost for the three months ended September 30, 2025 was approximately $3.4 million, an increase of approximately $1.3 million, or 62% from approximately $2.1 million three months ended September 30, 2024, primarily due to an increase in the sales activity in the third quarter of 2025 as compared to the third quarter of 2024.

Nine months ended September 30, 2025 Compared to Nine months ended September 30, 2024

Total Revenues. Total revenues for the nine months ended September 30, 2025 were approximately $335.6 million, an increase of approximately $41.1 million, or 14%, from approximately $294.5 million for the nine months ended September 30, 2024, as indicated in the table below (in millions). This increase was primarily due to higher gas and electricity volumes sold due to a larger customer book as a result of book purchases. This was offset by lower natural gas rates sold and other revenue during the first nine months of 2025 as compared to the first nine months of 2024.

Change in electricity volumes sold	$2.5
Change in natural gas volumes sold	41.2
Change in electricity unit revenue per MWh	0.1
Change in natural gas unit revenue per MMBtu	(0.8)
Change in other revenue	(1.5)
Change in net asset optimization expense	(0.4)
Change in total revenues	$41.1

Retail Cost of Revenues. Total retail cost of revenues for the nine months ended September 30, 2025 was approximately $237.9 million, an increase of approximately $57.3 million, or 32%, from approximately $180.6 million for the nine months ended September 30, 2024, as indicated in the table below (in millions). This increase was primarily due to change in value of derivative portfolio, higher gas volumes sold due to larger customer book and higher natural gas costs gas costs during the first nine months of 2025 as compared to the first nine months of 2024.

Change in electricity volumes sold	$1.7
Change in natural gas volumes sold	22.2
Change in electricity unit cost per MWh	3.7
Change in natural gas unit cost per MMBtu	6.9
Change in other costs	(0.8)
Change in value of retail derivative portfolio	23.6
Change in retail cost of revenues	$57.3

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2025 was approximately $47.7 million, a decrease of approximately $8.2 million, or 15%, as compared to $55.9 million for the nine months ended September 30, 2024. This decrease was primarily attributable to a decrease in bad debt and legal expenses during the first nine months of the 2025 as compared to first nine months of 2024, and stock compensation expense related to the Merger in 2024 that did not reoccur in 2025.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2025 was approximately $15.9 million, an increase of approximately $9.1 million, or 134%, from approximately $6.8 million for the nine months ended September 30, 2024. This increase was primarily due to higher amortization expense associated with customer relationship intangibles as result of customer book purchases.

Customer Acquisition Cost. Customer acquisition cost for the nine months ended September 30, 2025 was approximately $7.5 million, an increase of approximately $0.4 million, or 6%, from approximately $7.1 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in the sales activity in the first nine months of 2025 as compared to the first nine months of 2024.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Retail Electricity Segment
Total Revenues	$86,137	$82,615	$233,667	$231,092
Retail Cost of Revenues	67,953	63,334	172,762	149,592
Less: (Loss) gain on non-trading derivatives, net of cash settlements	(2,782)	(5,293)	(5,006)	12,704
Retail Gross Margin (1) — Electricity	$20,966	$24,574	$65,911	$68,796
Volumes — Electricity (MWhs)	567,995	563,016	1,573,274	1,556,692
Retail Gross Margin (2) — Electricity per MWh	$36.91	$43.65	$41.89	$44.19

Retail Natural Gas Segment
Total Revenues	$17,317	$11,639	$104,925	$64,510
Retail Cost of Revenues	11,488	5,224	65,116	30,090
Less: (Loss) gain on non-trading derivatives, net of cash settlements	(979)	927	(1,213)	4,719
Retail Gross Margin (1) — Gas	$6,808	$5,488	$41,022	$29,701
Volumes — Gas (MMBtus)	2,103,326	1,320,897	12,532,533	7,648,766
Retail Gross Margin (2) — Gas per MMBtu	$3.24	$4.16	$3.27	$3.88
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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended September 30, 2025 were approximately $86.1 million, an increase of approximately $3.5 million, or 4%, from approximately $82.6 million for the three months ended September 30, 2024.     This increase was largely due to higher electricity rates of $2.8 million and higher electricity volumes of $0.7 million as a result of a larger electricity customer book as compared to the third quarter of 2024.

Retail cost of revenues for the Retail Electricity Segment for the three months ended September 30, 2025 were approximately $68.0 million, an increase of approximately $4.7 million, or 7%, from approximately $63.3 million for the three months ended September 30, 2024. This increase was primarily due to higher electricity costs of $6.6 million and higher electricity volumes of $0.5 million due to a larger electricity customer book. This was offset by a decrease of $2.4 million due to change in the fair value of our retail derivative portfolio used for hedging.

Retail gross margin for the Retail Electricity Segment for the three months ended September 30, 2025 was approximately $21.0 million, a decrease of approximately $3.6 million, or 15%, from approximately $24.6 million for the three months ended September 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$0.2
Change in unit margin per MWh	(3.8)
Change in retail electricity segment retail gross margin	$(3.6)

Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended September 30, 2025 were approximately $17.3 million, an increase of approximately $5.7 million, or 49%, from approximately $11.6 million for the three months ended September 30, 2024. This increase was attributable to higher gas volumes due to a larger gas customer book, resulting in an increase of $6.9 million offset by lower natural gas rates, which decreased total revenues by $1.2 million.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended September 30, 2025 were approximately $11.5 million, an increase of $6.3 million, or 121%, from approximately $5.2 million for the three months ended September 30, 2024. This increase was primarily due to higher natural gas volumes due to a larger gas customer book, resulting in an increase of $3.6 million, higher natural gas cost, resulting in an increase of $0.7 million and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in an increase of $2.0 million.

Retail gross margin for the Retail Natural Gas Segment for the three months ended September 30, 2025 was approximately $6.8 million, an increase of approximately $1.3 million, or 24%, from approximately $5.5 million for the three months ended September 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$3.2
Change in unit margin per MMBtu	(1.9)
Change in retail natural gas segment retail gross margin	$1.3

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the nine months ended September 30, 2025 were approximately $233.7 million, an increase of approximately $2.6 million, or 1%, from approximately $231.1 million for the nine months ended September 30, 2024. This increase was largely due to higher volumes sold of $2.5 million and due to higher electricity rates, resulting in an increase of revenue by $0.1 million.

Retail cost of revenues for the Retail Electricity Segment for the nine months ended September 30, 2025 was approximately $172.8 million, an increase of approximately $23.2 million, or 15%, from approximately $149.6 million for the nine months ended September 30, 2024. This increase was primarily due to a change in the value of our derivative portfolio used for hedging resulting in an increase of $17.8 million, an increase in electricity costs by $3.7 million and electricity volumes sold resulting in an increase of $1.7 million.

Retail gross margin for the Retail Electricity Segment for the nine months ended September 30, 2025 was approximately $65.9 million, a decrease of approximately $2.9 million, or 4%, from approximately $68.8 million for the nine months ended September 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$0.7
Change in unit margin per MWh	(3.6)
Change in retail electricity segment retail gross margin	$(2.9)
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2025 were approximately $104.9 million, an increase of approximately $40.4 million, or 63%, from approximately $64.5 million for the nine months ended September 30, 2024. This increase was attributable to higher gas volumes due to a larger gas customer book, resulting in an increase of $41.2 million offset by lower rates, which resulted in a decrease in total revenues of $0.8 million.

Retail cost of revenues for the Retail Natural Gas Segment for the nine months ended September 30, 2025 was approximately $65.1 million, an increase of approximately $35.0 million, or 117%, from approximately $30.1 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher volumes sold resulting in an increase of $22.2 million, an increase in natural gas cost of $6.9 million, and a change in the value of our derivative portfolio used for hedging, which resulted in an increase by $5.9 million.

Retail gross margin for the Retail Natural Gas Segment for the nine months ended September 30, 2025 was approximately $41.0 million, an increase of approximately $11.3 million, or 38%, from approximately $29.7 million for the nine months ended September 30, 2024, as indicated in the table below (in millions).

Change in volumes sold	$18.9
Change in unit margin per MMBtu	(7.6)
Change in retail natural gas segment retail gross margin	$11.3

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

Liquidity Position

The following table details our available liquidity as of September 30, 2025:

($ in thousands)	September 30, 2025
Cash and cash equivalents	$53,627
Senior Credit Facility Availability (1)	51,106
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$129,733
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of September 30, 2025.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$46,309	$48,450
Net cash used in investing activities	$(16,414)	$(2,947)
Net cash used in financing activities	$(44,123)	$(21,016)

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended September 30, 2025 decreased by $2.1 million compared to the nine months ended September 30, 2024. The decrease was primarily the result of changes in working capital for the nine months ended September 30, 2025.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $13.5 million for the nine months ended September 30, 2025. The increase was primarily the result of payments for the customers that came on flow during the nine months ended September 30, 2025 related to customer book acquisitions in 2024, and payments related to customers book acquisitions during the nine months ended September 30, 2025.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $23.1 million for the nine months ended September 30, 2025, primarily due to an increase of $12.8 million due to Series A Preferred Stock buyback, an increase in distribution to our non-controlling interest of $12.6 million, an increase in distribution to controlling interest of $6.3 million, partially offset by a decrease in net paydown of our Senior Credit Facility of $7.0 million and a decrease of $1.2 million dividends to Series A Preferred Stock holders during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Sources of Liquidity and Capital Resources

The Co-Borrowers maintain the Senior Credit Facility with the Agent. The Senior Credit Facility matures on June 30, 2027 and has a borrowing capacity of $250.0 million.

As of September 30, 2025, $141.4 million was outstanding, including $36.4 million of outstanding letters of credit, under our Senior Credit Facility.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

As of September 30, 2025, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of September 30, 2025, we had availability to borrow up to $51.1 million under the Senior Credit Facility.

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

See Note 9 “Debt” for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at September 30, 2025 was $141.4 million, including $36.4 million of outstanding letters of credit. The current variable interest rate on the facility at September 30, 2025 was 7.38%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended September 30, 2025 and 2024, we spent a total of $3.4 million and $2.1 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the nine months ended September 30, 2025 and 2024 included $2.4 million and $1.1 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three and nine months ended September 30, 2025 we paid $2.2 million and $7.0 million in dividends to holders of the Series A Preferred Stock. As of September 30, 2025, we had accrued $2.0 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on October 15, 2025. For a more detailed explanation of the Company's Series A Preferred Stock, please see Note 5 "Preferred Stock" in the notes to our condensed consolidated financial statements.

For the full year ended December 31, 2025, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $9.0 million in the aggregate based on the Series A Preferred Stock outstanding as of September 30, 2025.

On October 15, 2025, we declared a dividend in the amount of $0.67151 per share for the Series A Preferred Stock for the third quarter of 2025. Dividends on Series A Preferred Stock will be paid on January 15, 2026 to holders of record on January 1, 2026.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no material “off-balance sheet arrangements.”

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

Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(3.8) million and $(4.4) million for the three months ended September 30, 2025 and 2024, and $(6.2) million and $17.4 million for the nine months ended September 30, 2025 and 2024, respectively.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2024 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of September 30, 2025, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 487,362 MMBtu. An increase of 10% in the market prices (NYMEX) from their September 30, 2025, levels would have decreased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their September 30, 2025, levels would have increased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of September 30, 2025, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 171,624 MWhs. An increase of 10% in the forward market prices from their September 30, 2025, levels would have decreased the fair market value of our net non-trading energy portfolio by $0.6 million. Likewise, a decrease of 10% in the forward market prices from their September 30, 2025, levels would have increased the fair market value of our non-trading energy derivatives by $0.6 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 59% and 60% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended September 30, 2025 and 2024, respectively, and 58% and 60% for the nine months ended September 30, 2025 and 2024, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 0.7% and 1.2% for the three months ended September 30, 2025 and 2024, respectively, and 1.1% and 1.2% for the nine months ended September 30, 2025 and 2024, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended September 30, 2025 and 2024 was 0.3% and 1.4% of non-POR market retail revenues, respectively, and our bad debt expense for the nine months ended September 30, 2025 and 2024 was 0.3% and 1.4% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the nine months ended September 30, 2025.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At September 30, 2025, approximately $1.4 million of our total exposure of $1.8 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at September 30, 2025.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At September 30, 2025, we were co-borrowers under the Senior Credit Facility, under which $105.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended September 30, 2025, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.1 million.

On October 15, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.67151 per share for the Series A Preferred Stock for the third quarter of 2025 for an aggregate amount of $1.7 million for the quarter. Based on the Series A Preferred Stock outstanding on September 30, 2025, a 1.0% increase in interest rates would have resulted in additional dividends of $0.2 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Via Renewables, Inc.

November 6, 2025	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)