Form 10-K
period 2025-12-31
Via Renewables, Inc.
filed 2026-03-05
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

There were 3,792,493 shares of Class A common stock, 3,530,836 shares of Class B common stock and 2,094,372 shares of Series A Preferred Stock outstanding as of March 3, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K will be disclosed in a Form 10-K/A no later than 120 days after December 31, 2025.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be identified by the use of forward-looking terminology including “may,” “should,” “could,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “project,” or other similar words. Forward-looking statements appear in a number of places in this Report. All statements, other than statements of historical fact, included in this Report are forward- looking statements. The forward-looking statements include statements regarding the impacts of cash flow generation and liquidity, business strategy, prospects for growth and acquisitions, outcomes of legal proceedings, the timing, availability, ability to pay and amount of cash dividends on our Series A Preferred Stock, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives, beliefs of management, availability and terms of capital, competition, government regulation and general economic conditions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove correct.

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
•Decarbonization policies and the evolving energy transition could reduce demand for certain products, increase costs and require changes to our business model.
•Our risk management policies and hedging procedures may not mitigate risk as planned, and we may fail to fully or effectively hedge our commodity supply and price risk.
•Our supply, trading and hedging activities expose us to complex wholesale market and derivatives requirements and disputes that could increase costs or limit our ability to manage commodity risk.
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
•Evolving cybersecurity disclosure requirements could increase our costs and expose us to liability if we are unable to timely assess and disclose cybersecurity incidents.
•Failure to comply with privacy, data protection and consumer information requirements could expose us to regulatory enforcement, litigation and increased operating costs.
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
•Our renewable and environmental product offerings and related marketing claims could be subject to increased scrutiny and, if we are unable to substantiate or procure attributes, could harm our business.

•Our access to marketing channels may be contingent upon the viability of our telemarketing and door-to-door agreements with our vendors.
•Our vendors may expose us to risks.
•Our use of automation, artificial intelligence and third-party tools could expose us to operational, legal, regulatory and reputational risks.

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
•The Series A Preferred Stock represent perpetual equity interests in us, and investors should not expect us to redeem the Series A Preferred Stock.
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

On June 13, 2024, we consummated a merger between the Company, Retailco, and wholly owned subsidiary of Retailco (the "Merger"), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of our Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.

Our Operations

As of December 31, 2025, we operated in 106 utility service territories across 21 states and the District of Columbia and had approximately 421,000 residential customer equivalents (“RCEs”). An RCE is an industry standard measure of natural gas or electricity usage with each RCE representing annual consumption of 100 MMBtu of natural gas or 10 MWh of electricity. We serve natural gas customers in sixteen states (Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania and Virginia) and electricity customers in thirteen states (Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas and Rhode Island) and the District of Columbia using seven brands (Electricity Maine, ENH Power, Major Energy, Provider Power Mass, Spark Energy, Verde Energy, and Texans Choice Power).

Customer Contracts and Product Offerings

Fixed and variable-price contracts

We offer a variety of fixed-price and variable-price service options to our natural gas and electricity customers. Under our fixed-price service options, our customers purchase natural gas and electricity at a fixed price over the life of the customer contract, which provides our customers with protection against increases in natural gas and electricity prices. Our fixed-price contracts typically have a term of one to two years for residential customers and up to four years for commercial customers, and most provide for an early termination fee in the event that the customer terminates service prior to the expiration of the contract term. In a typical market, we offer fixed-price electricity plans for 6, 12 and 24 months and fixed-price natural gas plans from 12 to 24 months, which may or may not provide for a monthly service fee and/or a termination fee, depending on the market and customer type. Our variable-price service options are priced based on our forecasts of underlying commodity prices and other market and business factors, including the competitive landscape in the market and the regulatory environment, and may also include a monthly service fee depending on the market and customer type. Our variable plans may or may not provide for a termination fee, depending on the market and customer type.

The fixed/variable splits of our RCEs were as follows as of December 31, 2025:

Green products and renewable energy credits

In response to increased demand for renewable energy, we offer renewable and carbon neutral (“green”) products in several markets. Green energy products are a growing market opportunity and typically provide increased unit margins in addition to improved customer satisfaction.

Renewable electricity products allow customers to choose electricity generated from sources such as wind, solar, hydroelectric and biofuel, which is achieved through the purchase of renewable energy credits (“RECs”). A REC is a market-based instrument that represents the realized renewable attributes of renewable-based power generation. When we procure RECs on behalf of our customers, we are claiming their share of the renewable generation that was delivered to the electric grid, directly supporting renewable generators.

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

In addition to the RECs we purchase to satisfy our voluntary requirements under the terms of our green contracts with our customers, we must also purchase a specified number of RECs based on the amount of electricity we sell in a state in a year pursuant to individual state renewable portfolio standards (“RPS”). We forecast the price for the required RECs and incorporate this cost component into our customer pricing models.

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

Once a product has been created for a particular market, we then develop a marketing campaign. We identify and acquire customers through a variety of sales channels, including our inbound customer care call center, outbound calling, online marketing, opt-in web-based leads, email, direct mail, door-to-door sales, affinity programs, direct sales, brokers and consultants. For residential customers, we have historically used indirect sales brokers, web based solicitation, door-to-door sales, outbound calling, and other methods. For 2025, the largest channels were direct sales, door-to-door and web-based sales. We typically use brokers to obtain C&I customers, which are typically larger and have greater natural gas and electricity requirements. At December 31, 2025, our customer base was 59% residential and 41% C&I customers. In our sales practices, we typically employ multiple vendors under short-term contracts and have not entered into any exclusive marketing arrangements with sales vendors. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve targeted growth and manage customer acquisition costs. We strive to maintain a disciplined approach to recovery of our customer acquisition costs within defined periods.

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

The following table provides a summary of our acquisitions over the past five years:

Company / Portfolio	Date Completed	RCEs	Segment	Acquisition Source
Customer Portfolio	May 2021	45,000	Electricity	Third Party
Customer Portfolio	July 2021	33,000	Natural Gas	Third Party
Customer Portfolio (1)	January 2022	69,000	Natural Gas Electricity	Third Party
Customer Portfolio	August 2022	18,700	Natural Gas	Third Party
Customer Portfolio	April 2024	9,300	Natural Gas	Third Party
Customer Portfolio	October 2024	61,600	Natural Gas	Third Party
Customer Portfolio	October 2024	37,400	Natural Gas Electricity	Third Party
Customer Portfolio	April 2025	3,400	Natural Gas	Third Party
Customer Portfolio	May 2025	13,600	Natural Gas	Third Party
Customer Portfolio	October 2025	3,300	Electricity	Third Party

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

In most markets, we hedge our electricity exposure with financial products and then purchase the physical power directly from the ISO for delivery. Alternatively, we may use physical products to hedge our electricity exposure rather than buying physical electricity in the day-ahead market from the ISO. During the year ended December 31, 2025, we transacted physical and financial settlements of electricity with approximately fourteen suppliers.

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

We periodically adjust our portfolio of purchase/sale contracts in the wholesale natural gas market based upon analysis of our forecasted load requirements. Natural gas is then delivered to the local regulated utility city-gate or other specified delivery point where the local regulated utility takes control of the natural gas and delivers it to individual customer locations. Additionally, we hedge our natural gas price exposure with financial products. During the year ended December 31, 2025, we transacted physical and financial settlements of natural gas with approximately 76 wholesale counterparties.

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

Basis Risk

We are exposed to basis risk in our operations when the commodity products we utilize transact at different settlement points from the exposure we are seeking to hedge. For example, if we hedge our natural gas commodity price with Chicago basis but physical supply must be delivered to the individual delivery points of specific utility systems around the Chicago metropolitan area, we are exposed to the risk that prices may differ between the Chicago delivery point and the individual utility system delivery points. These differences can be significant from time to time, especially during extreme cold weather conditions. Similarly, in our electricity markets, customer usage is settled at the load zone price for electricity thus if we hedge our supply at a trading hub, we may have basis risk between the hub and the load zone electricity prices due to local congestion that is not reflected in the hub price. We attempt to hedge basis risk where possible but hedging instruments are occasionally not economically feasible or available in the smaller quantities that we sometimes require.

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

In territories where POR programs have been established, the local regulated utility purchases our receivables, and then becomes responsible for billing and collecting payment from the customer. In return for their assumption of risk, we receive slightly discounted proceeds on the receivables sold. POR programs result in substantially all of our credit risk being linked to the applicable utility and not to our end-use customers in these territories. For the year ended December 31, 2025, approximately 61% of our retail revenues were derived from territories in which substantially all of our credit risk was directly linked to local regulated utility companies, all of which had investment grade ratings. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.2% of total revenues for customer credit risk. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period. If our subsequent collection efforts are unsuccessful, we return the account to the local regulated utility for termination of service to the extent the ability to terminate service has not been limited as a result of regulatory orders. Under these service programs, we are exposed to credit risk related to payment for services rendered during the time between when the customer is transferred to us by the local regulated utility and the time we return the customer to the utility for termination of service, which is generally one to two billing periods. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract.

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

We assess the adequacy of the allowance for credit loss through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Our bad debt expense for the year ended December 31, 2025 was $1.3 million, or 0.3% of retail revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for a more detailed discussion of our bad debt expense for the year ended December 31, 2025.

We do not have high concentrations of sales volumes to individual customers. For the year ended December 31, 2025, our largest customer accounted for less than 1% of total retail energy sales.

Counterparty Credit Risk in Wholesale Markets

We do not independently produce natural gas and electricity and depend upon third parties for our supply, which exposes us to wholesale counterparty credit risk in our retail and asset optimization activities. If the counterparties to our supply contracts are unable to perform their obligations, we may suffer losses, including those that occur as a result of being unable to secure replacement supplies of natural gas or electricity on a timely or cost-effective basis or at all. At December 31, 2025, approximately $4.5 million of our total exposure of $5.8 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee.

Operational Risk

As with all companies, we are at risk from cyber-attacks (breaches, unauthorized access, misuse, computer viruses, or other malicious code or other events) that could materially adversely affect our business, or otherwise cause interruptions or malfunctions in our operations. We mitigate these risks through multiple layers of security controls including policy, hardware, and software security solutions. We also have engaged third parties to assist with both external and internal vulnerability scans and continually enhance awareness through employee education and accountability. During 2025, we did not experience any material loss related to cyber-attacks or other information security breaches.

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

Natural gas accounted for approximately 33% of our retail revenues for the year ended December 31, 2025, which exposes us to a high degree of seasonality in our cash flows and income earned throughout the year as a result of the high concentration of heating load in the winter months. We utilize a considerable amount of cash from operations and borrowing capacity to fund working capital, which includes inventory purchases from April through October each year. We sell our natural gas inventory during the months of November through March of each year. We expect that the significant seasonality impacts to our cash flows and income will continue in future periods.

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

Employees

As of December 31, 2025, we employed 162 full-time employees. Our employees are not represented by a collective bargaining unit. We have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.

We are dedicated to attracting and retaining talent across a variety of backgrounds, with varying experiences, perspectives and ideas, while having an inclusive culture. As of December 31, 2025, approximately 54% of our workforce was male and 46% female. We encourage and support the development of our employees wherever possible, and seek to fill positions through promotions and transfers within the organization. Continued learning and career development is advanced through ongoing performance and development conversations with employees and internally developed training programs.

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

Decarbonization policies and the evolving energy transition could reduce demand for certain products, increase costs and require changes to our business model.

Federal, state and local policies and market developments relating to decarbonization, electrification, renewable integration and emissions reductions may affect customer demand for electricity and natural gas products, the cost and availability of supply and the rules governing retail competition. For example, changes to clean energy standards, carbon-related programs, building electrification initiatives, restrictions affecting gas infrastructure and evolving utility and ISO reliability requirements could increase our compliance costs, change pricing dynamics and alter customer behavior and attrition patterns.

We may be required to redesign products, modify marketing and disclosures, invest in new capabilities or exit certain markets if we are unable to operate economically under evolving policies and market structures. Any such developments could materially and adversely affect our business, financial condition, results of operations and cash flows.
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

Our supply, trading and hedging activities expose us to complex wholesale market and derivatives requirements and disputes that could increase costs or limit our ability to manage commodity risk.

We purchase and sell energy commodities and use physical and financial instruments to manage commodity price and volumetric risk. These activities are subject to evolving requirements and oversight, including rules applicable to derivatives, trading practices, recordkeeping, reporting, position limits and margin and collateral requirements, as well as wholesale market conduct standards and anti-manipulation rules.

Regulatory changes, heightened enforcement activity, changes in market rules or settlement methodologies, or increased collateral or margin requirements could increase the cost of hedging, restrict available products or counterparties, or limit our ability to execute our risk management strategy.
We may also be subject to disputes and settlement adjustments in ISO/RTO markets or with utilities and counterparties, including retroactive charges, uplift allocations, revised methodologies, billing disputes or other adjustments that could adversely affect our cash flows and results of operations. Any allegation that our trading, scheduling, bidding or hedging practices violated applicable requirements—even if ultimately unsubstantiated—could result in investigations, penalties, increased compliance costs, reputational harm and diversion of management time.
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

For additional information regarding the nature and status of certain proceedings, see Note 12 "Commitments and Contingencies" to the audited consolidated financial statements.
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

Epidemics, widespread illness or other major health crises, such as COVID-19, may adversely affect the United States' economic growth, demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations. Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of any major public health crisis, such as COVID-19, may negatively impact our business, including a disruption of or change to our operating plans.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.
We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. For the year ended December 31, 2025, customers in non-POR markets represented approximately 39% of our retail revenues. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their natural gas or electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of natural gas and electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

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
Evolving cybersecurity disclosure requirements could increase our costs and expose us to liability if we are unable to timely assess and disclose cybersecurity incidents.

We are subject to evolving cybersecurity disclosure obligations, including requirements to disclose material cybersecurity incidents and to provide enhanced disclosures regarding our cybersecurity risk management, strategy and governance. These requirements may increase our costs of compliance and may require us to make expedited judgments regarding the materiality, scope and likely impact of cybersecurity events, often based on incomplete, rapidly developing or potentially inaccurate information.

Any failure, or perceived failure, to maintain effective cybersecurity disclosure controls and procedures—including controls relating to escalation, investigation, documentation and communication with third parties—could result in delayed, incomplete or inaccurate public disclosures, increased scrutiny by regulators, enforcement actions, private litigation (including securities class actions), reputational harm and diversion of management time, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
In addition, cybersecurity incidents affecting our vendors, utilities, ISO counterparties, lead generators or other third parties could impair our operations and could require public disclosure even if our systems are not directly compromised, which could further increase the difficulty of timely investigation and disclosure.

Failure to comply with privacy, data protection and consumer information requirements could expose us to regulatory enforcement, litigation and increased operating costs.

We collect, store, process and share certain customer and prospective customer information in connection with marketing, enrollment, verification, billing, collections, customer service and regulatory compliance. We may also process call recordings, chat transcripts or other communications data in connection with our sales and customer support activities. Privacy, data protection and related consumer-protection laws and regulations are rapidly evolving and may impose new obligations or restrict our ability to use data for marketing, analytics, customer service and risk management.

Our failure, or alleged failure, to comply with applicable privacy requirements, contractual data-use restrictions, recording-consent requirements, data retention and deletion obligations, or evolving standards applicable to vendors and service providers could result in investigations, enforcement actions, fines, civil litigation (including class actions), contractual claims and reputational harm. Compliance may require significant investments in data mapping, vendor oversight, training and technical controls, and may limit the effectiveness of our customer acquisition efforts.

Even if we comply with applicable requirements, increased compliance costs or restrictions on data use could reduce the effectiveness of our marketing and customer engagement activities, impair customer experience and adversely affect our results of operations.

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
As of December 31, 2025, approximately 63% of our RCEs were located in five states. Specifically, 25%, 15%, 8%, 8% and 7% of our customers on an RCE basis were located in PA, CO, TX, NY, and OH, respectively. If we are unable to increase our market share across other competitive markets or enter into new competitive markets effectively, we may be subject to continued or greater customer concentration risk. The states that contain a large percentage of our customers could reverse regulatory restructuring or change the regulatory environment in a manner that causes us to be unable to operate economically in that state.
Increases in state renewable portfolio standards or an increase in the cost of renewable energy credit and carbon offsets may adversely impact the price, availability and marketability of our products.

Pursuant to state renewable portfolio standards, we must purchase a specified amount of RECs based on the amount of electricity we sell in a state in a year. If a state increases its renewable portfolio standards, the demand for RECs within that state will increase and therefore the market price for RECs could also increase. We attempt to forecast the price for the required RECs and carbon offsets at the end of each month and incorporate this forecast into our customer pricing models, but the price paid for RECs and carbon offsets may be higher than forecasted. We may be unable to fully pass the higher cost of RECs through to our customers, and increases in the price of RECs may decrease our results of operations and affect our ability to compete with other retailers. Further, a price increase for voluntary RECs or carbon offsets may require us to decrease the renewable portion of our energy products, which may result in a loss of customers. A further reduction in benefits received by local regulated utilities from production tax credits with respect to renewable energy may adversely impact the availability to us, and marketability by us, of renewable energy under our brands.

Our renewable and environmental product offerings and related marketing claims could be subject to increased scrutiny and, if we are unable to substantiate or procure attributes, could harm our business.

We offer, or may offer, products that include renewable energy attributes, renewable energy credits (RECs), carbon offsets or other environmental components. Standards, registry practices and regulatory expectations governing renewable attributes and environmental marketing claims continue to evolve and are subject to heightened scrutiny by regulators, consumer advocates and private plaintiffs.

If we are unable to procure sufficient RECs or other attributes at commercially reasonable prices, if a registry or supplier experiences operational issues, or if applicable standards change, we may be unable to deliver products as marketed or as required under customer contracts. Any allegation that our marketing materials or customer disclosures regarding renewable content, offsets or emissions impacts are misleading or cannot be substantiated could result in regulatory investigations, customer claims, class action litigation, reputational harm and adverse impacts on customer acquisition and retention.

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

Our use of automation, artificial intelligence and third-party tools could expose us to operational, legal, regulatory and reputational risks.

We may use, or may increasingly use, automated decision tools and artificial intelligence (AI) technologies, including tools provided by third parties, in areas such as customer acquisition and engagement, forecasting and risk management, fraud detection, customer service, quality assurance or internal operations. The use of these technologies presents risks that may be difficult to predict or fully mitigate, including the risk that outputs are inaccurate, incomplete, biased or not explainable, that tools are misused by employees or vendors, or that model performance degrades as market, customer or regulatory conditions change.

If AI-enabled tools generate inaccurate internal reports or disclosures, misleading customer communications, incorrect bills, flawed enrollment or verification decisions, or non-compliant marketing content, we could face customer complaints, regulatory scrutiny, enforcement actions and litigation. We may also face risks related to data privacy, intellectual property, confidentiality and cybersecurity arising from the use of third-party AI tools, including the risk that sensitive information is incorporated into or exposed through third-party systems.

In addition, investor and regulatory focus on AI-related claims has increased, and any public statements about our use of AI or automation that are alleged to be inaccurate or overstated could subject us to reputational harm, regulatory inquiries and securities litigation.

Risks Related to Our Capital Structure and Capital Stock

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations or pay dividends. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.
We have $156.7 million of indebtedness outstanding and $36.7 million in issued letters of credit under our Senior Credit Facility, and no indebtedness outstanding under our Subordinated Facility as of December 31, 2025. Debt we incur under our Senior Credit Facility, Subordinated Facility or otherwise could have negative consequences, including:
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
The Series A Preferred Stock represent perpetual equity interests in us, and investors should not expect us to redeem the Series A Preferred Stock.

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

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risk rests with the Senior Vice President of Enterprise Technology Solutions along with his team with over 20 years of combined experience in the field of cybersecurity, the Senior VP of Enterprise Technology Solutions brings a wealth of expertise to his role. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Senior VP of Enterprise Technology Solutions oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitor Cybersecurity Incidents

The Senior VP of Enterprise Technology Solutions is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Senior VP of Enterprise Technology Solutions implements and oversees processes for the regulatory monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.

In the event of a cybersecurity incident, the Senior VP of Enterprise Technology Solutions is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to the Board of Directors

The Senior VP of Enterprise Technology Solutions, in his capacity, regularly informs the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of all aspects related to cybersecurity risks and incidents. The CFO and COO regularly inform the Chief Executive Officer (CEO) of such risk and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Via Renewables, Inc.

Furthermore, significant cybersecurity mattes, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 3. Legal Proceedings

We are the subject of lawsuits and claims arising in the ordinary course of business from time to time. Management cannot predict the ultimate outcome of such lawsuits and claims. While the lawsuits and claims are asserted for amounts that may be material, should an unfavorable outcome occur, management does not currently expect that any currently pending matters will have a material adverse effect on our financial position or results of operations except as described in Part II, Item 8 “Financial Statements and Supplementary Data,” Note 12 "Commitments and Contingencies" to the audited consolidated financial statements, which are incorporated herein by reference.

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchase of our Series A Preferred Stock by us during the three months ended December 31, 2025 pursuant to our redemption.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
October 1 - October 31, 2025(1)	287,294	$25.00	287,294	—
November 1 - November 30, 2025	—	—	—	—
December 1 - December 31, 2025 (2)	258,565	25.47	258,565	—
Total	545,859	$25.22	545,859	—

(1) On September 15, 2025, we announced the redemption of 287,294 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of October 15, 2025. We paid $7.2 million on the redemption date.

(2) On November 18, 2025, we announced the redemption of 258,565 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of December 18, 2025. We paid $6.6 million on the redemption date.

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
Overview

We are an independent retail energy services company founded in 1999 that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our natural gas and electricity supply from a variety of wholesale providers and bill our customers monthly for the delivery of natural gas and electricity based on their consumption at either a fixed or variable price. Natural gas and electricity are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of December 31, 2025, we operated in 106 utility service territories across 21 states and the District of Columbia.
Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2025, 2024 and 2023, approximately 67%, 75% and 75%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the years ended December 31, 2025, 2024 and 2023, approximately 33%, 25% and 25%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Acquisition of Customer Books

In October 2025, we entered into an asset purchase agreement to acquire up to 3,300 RCEs for a cash purchase price of up to a maximum $0.5 million paid in cash or funded in escrow accounts. These electricity customers were located in our existing market and transferred from the sellers to the Company in the fourth quarter of 2025.

Partial Redemption of Series A Preferred Stock

On November 18, 2025, we announced the redemption of 258,565 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of December 18, 2025. We paid $6.6 million on the redemption date.

On January 16, 2026, we announced the redemption of 232,708 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of February 17, 2026. We paid $5.9 million on the redemption date.

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

We measure our number of customers using residential customer equivalents ("RCEs"). The following table shows our RCEs by segment as of December 31, 2025, 2024 and 2023:

RCEs:
	December 31,
(In thousands)	2025	2024	2023
Retail Electricity	225	232	217
Retail Natural Gas	196	156	118
Total Retail	421	388	335

The following table details our count of RCEs by geographical location as of December 31, 2025:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	46	20%	22	11%	68	16%
Mid-Atlantic	120	54%	50	26%	170	40%
Midwest	25	11%	33	17%	58	14%
Southwest	34	15%	91	46%	125	30%
Total	225	100%	196	100%	421	100%

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

During the year ended December 31, 2025, we added approximately 188,400 RCEs through our various organic sales channels. We expect our customer growth to continue to increase, however, we are unable to predict the ultimate effect of market conditions on our organic sales, financial results, cash flows, and liquidity at this time.

We also acquire companies and portfolios of customers through both external and affiliated channels. During the year ended December 31, 2025, we added 46,600 RCEs through asset purchase agreements. Refer to Note 15 “Customer Acquisitions” for further discussion. Our ability to realize returns from acquisitions that are acceptable to us is dependent on our ability to successfully identify, negotiate, finance and integrate acquisitions.

While we remain focused on organic sales and identifying customer portfolio and business acquisitions, we cannot ensure that our RCE count will remain at current levels or grow. Our RCE count, as well as the margins we earn on our customers, contribute to our overall profitability, cash flow and ability to pay dividends.

RCE Activity

The following table shows our RCE activity during the years ended December 31, 2025, 2024 and 2023.

(In thousands)	Retail Electricity	Retail Natural Gas	Total	% Net Annual Increase (Decrease)
December 31, 2022	201	130	331
Additions	118	22	140
Attrition	(102)	(34)	(136)
December 31, 2023	217	118	335	1%
Additions	129	80	209
Attrition	(114)	(42)	(156)
December 31, 2024	232	156	388	16%
Additions	143	92	235
Attrition	(150)	(52)	(202)
December 31, 2025	225	196	421	26%

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves (iii) disconnection resulting from customer payment defaults and (iv) pro-active non-renewal of contracts. Average monthly attrition rates during 2025, 2024 and 2023 were as follows:

	Year Ended	Quarter Ended
	December 31	December 31	September 30	June 30	March 31
2023	3.4%	3.3%	3.1%	3.1%	3.9%
2024	3.9%	4.0%	4.1%	3.4%	3.9%
2025	4.2%	4.9%	4.0%	3.5%	4.3%

Customer attrition during the year ended December 31, 2024 was higher than the year ended December 31, 2023 driven primarily by proactive non-renewals in New York due to regulatory changes, along with increased attrition attributed to the new customer book acquisitions in the fourth quarter.

Customer attrition for the year ended December 31, 2025 was higher than the year ended December 31, 2024 primarily due to proactive non-renewals in Maryland due to regulatory changes as well as higher attrition related to new customer book acquisitions.

Customer Acquisition Costs

Managing customer acquisition costs is a key component of our profitability. Customer acquisition costs are those costs related to obtaining customers organically and do not include the cost of acquiring customers through acquisitions, which are recorded as customer relationships. For each of the three years ended December 31, 2025, customer acquisition costs were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Customer Acquisition Costs	$10,415	$9,508	$6,736

We strive to maintain a disciplined approach to recovery of our customer acquisition costs within a 12 month period. We capitalize and amortize our customer acquisition costs over a one to two year period, which is based on our estimate of the expected average length of a customer relationship. We factor in the recovery of customer acquisition costs in determining what markets we enter and the pricing of our products in those markets. Accordingly, our results are significantly influenced by our customer acquisition costs. Changes in customer acquisition costs from period to period reflect our focus on growing organically versus growth through acquisitions. We are currently focused on growing through organic sales channels; however, we continue to evaluate opportunities to acquire customers through acquisitions and pursue such acquisitions when deemed economically or strategically advantageous.

Customer Credit Risk

Approximately 61% of our revenues are derived from customers in utilities where customer credit risk is borne by the utility in exchange for a discount on amounts billed. Where we have customer credit risk, we record bad debt based on an estimate of uncollectible amounts. Our credit loss expense on non-POR revenues was as follows:

	Year Ended December 31,
	2025	2024	2023
Total Non-POR Credit Loss as Percent of Revenue	0.5%	1.3%	1.7%

During the year ended December 31, 2025, we experienced lower credit loss expense versus 2024. In 2025, our continued focus on collection efforts and enhanced credit check requirements resulted in a decrease in credit loss expense.

During the year ended December 31, 2024, we experienced lower credit loss expense versus 2023. In 2024, our continued focus on collection efforts resulted in a decrease in credit loss expense.

For the years ended December 31, 2025, 2024 and 2023, approximately 61%, 60% and 55%, respectively, of our retail revenues were collected through POR programs where substantially all of our credit risk was with local regulated utility companies. As of December 31, 2025, 2024 and 2023, all of these local regulated utility companies had investment grade ratings. During these same periods, we paid these local regulated utilities a weighted average discount of approximately 0.2%, 1.2% and 1.0%, respectively, of total revenues for customer credit risk protection.

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

Net asset optimization resulted in a loss of $3.8 million, $2.3 million and $7.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results. These measures for the three years ended December 31, 2025 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Adjusted EBITDA (1)	$72,308	$58,581	$56,855
Retail Gross Margin (1)	$149,769	$141,996	$136,650
(1) Adjusted EBITDA for the year ended December 31, 2025, 2024 and 2023 includes an add back of $0.1 million, $2.4 million and 0.8 million, respectively, related to merger agreement expense.

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of Adjusted EBITDA to Net Income:
Net income	$35,583	$61,075	$26,105
Depreciation and amortization	21,824	9,446	9,102
Interest expense	7,517	6,943	9,334
Income tax expense	10,523	16,259	11,142
EBITDA	75,447	93,723	55,683
Less:
Net, (loss) on derivative instruments	(5,964)	(3,720)	(71,493)
Net, cash settlements on derivative instruments	(1,213)	34,148	66,632
Customer acquisition costs	10,415	9,508	6,736
Plus:
Non-cash compensation expense	—	2,411	2,295
Merger agreement expense	99	2,383	752
Adjusted EBITDA	$72,308	$58,581	$56,855

The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$42,097	$50,484	$49,315
Amortization of deferred financing costs	(792)	(852)	(825)
Bad debt expense	(1,308)	(2,469)	(3,442)
Interest expense	7,517	6,943	9,334
Income tax expense	10,523	16,259	11,142
Merger agreement expense	99	2,383	752
Changes in operating working capital
Accounts receivable, prepaids, current assets	29,506	(734)	(17,159)
Inventory	790	(987)	(1,281)
Accounts payable, accrued liabilities, current liabilities	(10,470)	(3,380)	15,206
Other	(5,654)	(9,066)	(6,187)
Adjusted EBITDA	$72,308	$58,581	$56,855
Cash Flow Data:
Cash flows provided by operating activities	$42,097	$50,484	$49,315
Cash flows used in investing activities	$(17,581)	$(4,727)	$(1,435)
Cash flows used in financing activities	$(51,894)	$(18,093)	$(40,636)

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of Retail Gross Margin to Gross Profit:
Total Revenues	$463,451	$398,868	$435,192
Less:
Retail cost of revenues	321,807	230,791	310,744
Gross Profit	$141,644	$168,077	$124,448
Less:
Net asset optimization expense	(3,770)	(2,326)	(7,326)
Net, (loss) on non-trading derivative instruments	(3,142)	(4,464)	(70,304)
Net, cash settlements on non-trading derivative instruments	(1,213)	32,871	65,428
Retail Gross Margin	$149,769	$141,996	$136,650
Retail Gross Margin - Retail Electricity Segment	$88,909	$93,669	$87,566
Retail Gross Margin - Retail Natural Gas Segment	$60,847	$47,865	$47,489
Retail Gross Margin - Other	$13	$462	$1,595

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

Consolidated Results of Operations

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Revenues:
Retail revenues	$467,175	$399,418	$439,360
Net asset optimization expense	(3,770)	(2,326)	(7,326)
Other revenue	46	1,776	3,158
Total Revenues	463,451	398,868	435,192
Operating Expenses:
Retail cost of revenues	321,807	230,791	310,744
General and administrative expense	66,289	74,453	68,874
Depreciation and amortization	21,824	9,446	9,102
Total Operating Expenses	409,920	314,690	388,720
Operating income	53,531	84,178	46,472
Other (expense)/income:
Interest expense	(7,517)	(6,943)	(9,334)
Interest and other income	92	99	109
Total Other (Expenses)/Income	(7,425)	(6,844)	(9,225)
Income before income tax expense	46,106	77,334	37,247
Income tax expense	10,523	16,259	11,142
Net income	$35,583	$61,075	$26,105
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$72,308	$58,581	$56,855
Retail Gross Margin (1)	$149,769	$141,996	$136,650
Customer Acquisition Costs	$10,415	$9,508	$6,736
RCE Attrition	4.2%	3.9%	3.4%
Distributions paid to Class B non-controlling unit holders and dividends paid to Class A common shareholders	$(30,338)	$(10,664)	$(7,182)

(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See " — Non-GAAP Performance Measures" for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for the year ended December 31, 2025, 2024 and 2023 includes an add back of $0.1 million, $2.4 million and 0.8 million, respectively, related to merger agreement expense.

Total Revenues. Total revenues for the year ended December 31, 2025 were approximately $463.5 million, an increase of approximately $64.6 million, or 16%, from approximately $398.9 million for the year ended December 31, 2024. This increase was primarily due to higher gas and electricity volumes sold due to a larger customer book as a result of book purchases and higher electricity unit revenue. This was partially offset by lower natural gas unit revenue and other revenue during 2025 as compared to 2024. Total revenues for the year ended December 31, 2024 decreased approximately $36.3 million, or 8%, from approximately $435.2 million for the year ended December 31, 2023. This decrease was primarily due to lower electricity and gas unit revenue as a result of decreased electricity and gas rates, partially offset by higher electricity and gas volumes sold as a result of a larger electricity and gas customer book during 2024 as compared to 2023.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025 vs. 2024	2024 vs. 2023
Change in electricity volumes sold	$9.0	$4.4
Change in natural gas volumes sold	58.4	3.5
Change in electricity unit revenue per MWh	4.0	(32.6)
Change in natural gas unit revenue per MMBtu	(3.7)	(15.3)
Change in net asset optimization expense	(1.4)	5.0
Change in other revenue	(1.7)	(1.3)
Change in total revenues	$64.6	$(36.3)

Retail Cost of Revenues. Total retail cost of revenues for the year ended December 31, 2025 was approximately $321.8 million, an increase of approximately $91.0 million, or 39%, from approximately $230.8 million for the year ended December 31, 2024. This increase was primarily due to change in derivative portfolio, higher gas and electricity volumes sold due to larger customer book and higher gas and electricity unit cost during 2025 as compared to 2024. Total retail cost of revenues for the year ended December 31, 2024 decreased approximately $79.9 million, or 26%, from approximately $310.7 million for the year ended December 31, 2023. This decrease was primarily due to lower electricity and gas costs due to lower electricity commodity price environment in 2024 and a change in our retail derivative portfolio, partially offset by higher electricity and gas volumes sold as a result of a larger electricity and gas customer book during 2024 as compared to 2023.

Analysis of the impact of changes in prices and volumes between the years ended December 31, 2025, 2024, and 2023 are as follows:

	2025 vs. 2024	2024 vs. 2023
Change in electricity volumes sold	$6.2	$3.2
Change in natural gas volumes sold	30.2	2.0
Change in electricity unit cost per MWh	11.6	(37.5)
Change in natural gas unit cost per MMBtu	11.6	(14.2)
Change in value of retail derivative portfolio	32.8	(33.3)
Change in other costs	(1.4)	(0.1)
Change in retail cost of revenues	$91.0	$(79.9)

General and Administrative Expense. General and administrative expense for the year ended December 31, 2025 was approximately $66.3 million, a decrease of approximately $8.2 million, or 11%, as compared to $74.5 million for the year ended December 31, 2024. This decrease was primarily attributable to a decrease in bad debt and legal expenses in 2025 as compared to 2024, and stock compensation expense related to the Merger in 2024 that did not reoccur in 2025. General and administrative expense for the year ended December 31, 2024 increased do you approximately $5.6 million, or 8%, as compared to $68.9 million for the year ended December 31, 2023.This increase was primarily attributable to an increase in stock compensation expense and legal fees, both of which were related to the Merger in 2024, and an increase in legal and regulatory expense in 2024 compared to 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2025 was approximately $21.8 million, an increase of approximately $12.4 million, or 131%, from approximately $9.4 million for the year ended December 31, 2024. This increase was primarily due to higher amortization expense associated with customer relationship intangibles as result of customer book purchases in 2025. Depreciation and amortization expense for the year ended December 31, 2024 increased approximately $0.3 million, or 4%, from approximately $9.1 million for the year ended December 31, 2023. This increase was primarily due to the increased amortization expense associated with customer relationship intangibles that were acquired in 2024 .

Customer Acquisition Cost. Customer acquisition cost for the year ended December 31, 2025 was approximately $10.4 million, an increase of approximately $0.9 million, or 10%, from approximately $9.5 million for the year ended December 31, 2024. This increase was primarily due to increased sales activity in 2025 as compared to 2024. Customer acquisition cost for the year ended December 31, 2024 increased approximately $2.8 million, or 41% from approximately $6.7 million for the year ended December 31, 2023. This increase was primarily due to increased sales activity in 2024 as compared to 2023.

Operating Segment Results

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except volume and per unit operating data)
Retail Electricity Segment
Total Revenues	$313,341	$300,347	$328,466
Retail Cost of Revenues	228,291	186,246	240,979
Less: Net (losses) gains on non-trading derivatives, net of cash settlements	(3,859)	20,432	(79)
Retail Gross Margin (1) —Electricity	$88,909	$93,669	$87,566
Volumes—Electricity (MWhs)	2,096,670	2,035,597	2,008,947
Retail Gross Margin (2) —Electricity per MWh	$42.40	$46.02	$43.59

Retail Natural Gas Segment
Total Revenues	$153,834	$99,071	$110,894
Retail Cost of Revenues	93,483	43,231	68,202
Less: Net (losses) gains on non-trading derivatives, net of cash settlements	(496)	7,975	(4,797)
Retail Gross Margin (1) —Gas	$60,847	$47,865	$47,489
Volumes—Gas (MMBtus)	18,440,577	11,603,745	11,252,862
Retail Gross Margin (2) —Gas per MMBtu	$3.30	$4.12	$4.22

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

Total revenues for the Retail Electricity Segment for the year ended December 31, 2025 were approximately $313.3 million, an increase of approximately $13.0 million, or 4%, from approximately $300.3 million for the year ended December 31, 2024. This increase was largely due to higher volumes sold, resulting in an increase of $9.0 million and higher electricity prices, resulting in an increase of revenue by $4.0 million. Total revenues for the Retail Electricity Segment for the year ended December 31, 2024 decreased approximately $28.2 million, or 9%, from approximately $328.5 million for the year ended December 31, 2023. This decrease was largely due to lower electricity prices, resulting in a decrease of $32.6 million, partially offset by higher volumes sold, which resulted in an increase of $4.4 million.

Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2025 was approximately $228.3 million, an increase of approximately $42.1 million, or 23%, from approximately $186.2 million for the year ended December 31, 2024. This increase was primarily due to a change in the value of our retail derivative portfolio used in hedging of $24.3 million, an increase in electricity costs of $11.6 million and higher electricity volumes sold, resulting in a increase of $6.2 million. Retail cost of revenues for the Retail Electricity Segment for the year ended December 31, 2024 decreased approximately $54.8 million, or 23%, from approximately $241.0 million for the year ended December 31, 2023. This decrease was primarily due to lower electricity costs of $37.5 million due to lower commodity price environment in 2024, a change in the value of our retail derivative portfolio used in hedging of $20.5 million, partially offset by higher volumes sold, resulting in a increase of $3.2 million.

Retail gross margin for the Retail Electricity Segment for the year ended December 31, 2025 was approximately $88.9 million, an decrease of approximately $4.8 million, or 5%, as compared to the year ended December 31, 2024, and 2024 increased approximately $6.1 million or 7% as compared to December 31, 2023 as indicated in the table below (in millions).

	2025 vs. 2024	2024 vs. 2023
Change in volumes sold	$2.8	$1.2
Change in unit margin per MWh	(7.6)	4.9
Change in retail electricity segment retail gross margin	$(4.8)	$6.1

Electricity unit margin decreased in 2025 compared to prior year as a result of higher electricity cost resulting in lower unit margin per MWh sold. Unit margins improved in 2024 compared to prior year as a result of lower electricity cost resulting in higher unit margin per MWh sold.

The volumes of electricity sold increased from 2,035,597 MWh for the year ended December 31, 2024 to 2,096,670 MWh for the year ended December 31, 2025. This increase was primarily due to a larger customer book during 2025. The volumes of electricity sold increased from 2,008,947 MWh for the year ended December 31, 2023 to 2,035,597 MWh for the year ended December 31, 2024. This increase was primarily due to a larger customer book during 2024.
Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2025 were approximately $153.8 million, an increase of approximately $54.7 million, or 55%, from approximately $99.1 million for the year ended December 31, 2024. This increase was primarily attributable to higher volumes sold due to a larger gas customer book as a result of book purchases, resulting in an increase of $58.4 million, offset by a lower natural gas rates which decreased total revenues by $3.7 million. Total revenues for the Retail Natural Gas Segment for the year ended December 31, 2024 decreased by approximately $11.8 million, or 11%, from approximately $110.9 million for the year ended December 31, 2023. This decrease was primarily attributable to lower rates, which resulted in an decrease in total revenues of $15.3 million, partially offset by a increase in volumes of $3.5 million related to customer book purchase in 2024.

Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2025 were approximately $93.5 million, an increase of approximately $50.3 million, or 116%, from approximately $43.2 million for the year ended December 31, 2024. The increase was primarily due to higher volumes sold, resulting in an increase of $30.2 million due to a larger customer book, higher supply costs of $11.6 million, and a change in the fair value of our retail derivative portfolio used for hedging, which resulted in an increase by $8.5 million. Retail cost of revenues for the Retail Natural Gas Segment for the year ended December 31, 2024, a decreased approximately $25.0 million, or 37%, from approximately $68.2 million for the year ended December 31, 2023. The decrease was primarily due to lower supply costs of $14.2 million, decrease of $12.8 million due to change in the fair value of our retail derivative portfolio used for hedging, offset by higher volumes of $2.0 million.

Retail gross margin for the Retail Natural Gas Segment for the year ended December 31, 2025 was approximately $60.8 million, an increase of approximately $12.9 million, or 27% from approximately $47.9 million for the year ended December 31, 2024, and 2024 increased approximately $0.4 million or 1% from approximately $47.5 million for the year ended December 31, 2023 as indicated in the table below (in millions).

	2025 vs. 2024	2024 vs. 2023
Change in volumes sold	$28.1	$1.5
Change in unit margin per MMBtu	(15.2)	(1.1)
Change in retail natural gas segment retail gross margin	$12.9	$0.4
Natural Gas unit margins decreased in 2025 compared to prior year primarily as a result of the higher natural gas cost in 2025. Natural Gas unit margins decreased in 2024 compared to prior year primarily as a result of the lower natural gas prices in 2024.
The volumes of natural gas sold increased from 11,603,745 MMBtu for the year ended December 31, 2024 to 18,440,577 MMBtu for the year ended December 31, 2025. This increase was primarily due to a larger customer book purchases in 2025 compared to 2024. The volumes of natural gas sold increased from 11,252,862 MMBtu for the year ended December 31, 2023 to 11,603,745 MMBtu for the year ended December 31, 2024. This increase was primarily due to a larger customer book in 2024 compared to 2023.
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

Liquidity Position
The following table details our available liquidity as of December 31, 2025:

December 31,
($ in thousands)	2025
Cash and cash equivalents	$41,760
Senior Credit Facility Availability (1)	66,524
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$133,284
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of December 31, 2025.
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

Cash Flows
Our cash flows were as follows for the respective periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$42,097	$50,484	$49,315
Net cash used in by investing activities	$(17,581)	$(4,727)	$(1,435)
Net cash used in financing activities	$(51,894)	$(18,093)	$(40,636)

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2025 decreased by $8.4 million compared to the year ended December 31, 2024. The decrease was primarily the results of changes in working capital. Cash flows provided by operating activities for the year ended December 31, 2024 increased by $1.2 million compared to the year ended December 31, 2023. The increase was primarily the result of higher net income in 2024 coupled with other changes in working capital.

Cash Flows Used in Investing Activities. Cash flows used in investing activities increased by $12.9 million for the year ended December 31, 2025. The increase was primarily the result of acquisition of customer books during the year ended December 31, 2025. Cash flows used in investing activities increased by $3.3 million for the year ended December 31, 2024. The increase was primarily the result of customer book acquisitions during the year ended December 31, 2024.

Cash Flows Used in Financing Activities. Cash flows used in financing activities increased by $33.8 million for the year ended December 31, 2025. The increase in cash flows used in financing activities was primarily due to an increase in Series A Preferred Stock redemption and buyback of $22.3 million, an increase in distributions to controlling interest of $9.9 million, an increase in distributions to our non-controlling interest of $8.8 million, partially offset by an increase in net borrowing of our Senior Credit Facility of $5.0 million and a decrease of $1.9 million in dividends to Series A Preferred Stock holders for the year ended December 31, 2025. Cash flows used in financing activities decreased by $22.5 million for the year ended December 31, 2024. This was primarily due to net paydown of of sub-debt of $20.0 million in 2023 that we did not have in 2024, and net borrowing of $12.0 million from our Senior Credit Facility for the year ended December 31, 2024, offset by $4.2 million used in buyback of Series A Preferred Stock, and $7.3 million in distributions to our non-controlling interest.
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

As of December 31, 2025, we had total commitments of $250.0 million under our Senior Credit Facility, of which $156.7 million was outstanding, including $36.7 million of outstanding letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 "Debt" in the notes to our condensed consolidated financial statements.

As of December 31, 2025, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of December 31, 2025, we had availability to borrow up to $66.5 million under the Senior Credit Facility.

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

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at December 31, 2025 was $156.7 million, including $36.7 million of outstanding letters of credit. The current variable interest rate on the facility at December 31, 2025 was 6.95%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the years ended December 31, 2025 and 2024, we spent a total of $10.4 million and $9.5 million, respectively, on organic customer acquisitions.

During the years ended December 31, 2025 and 2024, we spent a total of 14.6 million and 3.2 million, respectively, on customer book acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the year ended December 31, 2025 included approximately $3.0 million related to information systems improvements.

Dividends and Distributions

In April 2023, we announced that our Board of Directors elected to temporarily suspend the quarterly cash dividend on the Class A common stock.

During the year ended December 31, 2025, Spark HoldCo distributed $15.2 million in cash to the non-controlling interest holder and 9.9 million to controlling interest holder.

During the year ended December 31, 2025, we paid $9.0 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2025, we had accrued $1.6 million related to dividends to holders of our Series A Preferred Stock, which we paid on January 15, 2026. The Series A Preferred Stock will accrue dividends at an annual rate equal to the sum of (a) Three-Month LIBOR (if it then exists), or an alternative reference rate as of the applicable determination date and (b) 6.578%, based on the $25.00 liquidation preference per share of the Series A Preferred Stock.

On January 15, 2026, our Board of Directors declared a quarterly cash dividend in the amount of $0.65699 per share for the Series A Preferred Stock. Dividends on the Series A Preferred Stock will be paid on April 15, 2026 to holders of record on April 1, 2026. The Board of Directors may be required to reduce, eliminate or suspend quarterly cash dividends to the holders of the Series A Preferred Stock.

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

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2025 (in millions):

	Total	2026	2027	2028	2029	2030	> 5 years
Purchase obligations:
Pipeline transportation agreements	$5.1	$4.3	$0.6	$0.2	$—	$—	$—
Other purchase obligations (1)	8.4	3.9	3.1	1.4	—	—	—
Total purchase obligations	$13.5	$8.2	$3.7	$1.6	$—	$—	$—
Senior Credit Facility	$120.0	$—	$120.0	$—	$—	$—	$—
Debt	$120.0	$—	$120.0	$—	$—	$—	$—

(1)     The amounts presented here include contracts for billing services and other software agreements to support our operations.

As of December 31, 2025, we had no material "off-balance sheet arrangements."

Related Party Transactions

For a discussion of related party transactions, see Note 13 "Transactions with Affiliates" in the Company’s audited consolidated financial statements.
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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses. The goodwill on our consolidated balance sheet as of December 31, 2025 is associated with both our Retail Natural Gas and Retail Electricity reporting units. We determine our reporting units by identifying each unit that is engaged in business activities from which it may earn revenues and incur expenses, has operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and has discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our annual assessment, absent a triggering event is as of October 31 of each year. On October 31, 2025, we performed a quantitative assessment of goodwill in accordance with guidance from ASC 350, in which we compared our estimate of the fair value of our reporting units with their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we would recognize a goodwill impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value. All of these assessments and calculations, including the determination of whether a triggering event has occurred to undertake an assessment of goodwill involve a high degree of judgment.

We completed our annual assessment of goodwill impairment at October 31, 2025, and the test indicated no impairment.

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
Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including regulatory and other matters. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For a discussion of the status of current legal and regulatory matters, see Note 12 "Commitments and Contingencies" in the Company’s audited consolidated financial statements.

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
Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(4.4) million and $28.4 million for the years ended December 31, 2025 and December 31, 2024, respectively.
We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” of this Annual Report.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of December 31, 2025, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 132,692 MMBtu. An increase of 10% in the market prices (NYMEX) from their December 31, 2025 levels would have increased the fair market value of our net non-trading energy portfolio by less than $0.1 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their December 31, 2025 levels would have decreased the fair market value of our non-trading energy derivatives by less than $0.1 million. As of December 31, 2025, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a short position of 166,378 MWhs. An increase of 10% in the forward market prices from their December 31, 2025 levels would have decreased the fair market value of our net non-trading energy portfolio by $1.0 million. Likewise, a decrease of 10% in the forward market prices from their December 31, 2025 levels would have increased the fair market value of our non-trading energy derivatives by $1.0 million.
Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables ("POR") programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 61%, 60% and 55% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies as of December 31, 2025, 2024 and 2023, respectively, all of which had investment grade ratings as of such date. During the same period, we paid these local regulated utilities a weighted average discount of approximately 0.2%, 1.2% and 1.0%, respectively, of total revenues for customer credit risk protection. In certain of the POR markets in which we operate, the utilities limit their collections exposure by retaining the ability to transfer a delinquent account back to us for collection when collections are past due for a specified period.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers' ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the year ended December 31, 2025, 2024 and 2023 was approximately 0.5%, 1.3% and 1.7% of non-POR market retail revenues, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during 2025.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At December 31, 2025 and 2024, approximately $4.5 million and $4.4 million of our total exposure of $5.8 million and $6.1 million, respectively, was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at December 31, 2025 and 2024.
Interest Rate Risk
We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At December 31, 2025, we were co-borrowers under the Senior Credit Facility, under which $120.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the year ended December 31, 2025, a 1% percent increase in interest rates would have resulted in additional annual interest expense of approximately $1.2 million.

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

During the year ended December 31, 2025, we paid $9.0 million of dividends to holders of our Series A Preferred Stock, and as of December 31, 2025, based on the Series A Preferred Stock outstanding on December 31, 2025, a 1.0% increase in interest rates would have resulted in additional dividends of $0.8 million for the year.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Via Renewables, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Via Renewables Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and net income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Instruments

As described further in Note 6 to the consolidated financial statements, the Company has recognized $9 million in gross derivative assets and $9.1 million in gross derivative liabilities as of December 31, 2025. We identified the completeness and accuracy of derivatives as a critical audit matter.

The principal consideration for our determination that the completeness and accuracy of derivatives is a critical audit matter is due to the significant volume of activity associated with the Company’s risk management activities and derivative portfolio.

Our audit procedures related to testing the completeness and accuracy of derivative instruments included the following, among others.
•We tested the design and implementation of controls over the Company’s process for capturing and accounting for derivative instruments.
•We independently confirmed a sample of derivative contracts directly with counterparties.
•We performed reconciliations between the brokers’ statements and the Company’s derivative portfolio records.
•We tested a sample of derivative contracts to verify underlying data agreed to the Company’s records.
•We tested information subsequent to the balance sheet date to evaluate completeness of derivatives recorded. For example, we evaluated cash disbursement and receipt activity.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2022.
Houston, Texas

March 5, 2026

VIA RENEWABLES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,760	$53,150
Restricted cash	1,121	17,109
Accounts receivable, net of allowance for credit losses of $2,670 and $2,950 as of December 31, 2025 and 2024, respectively	85,884	65,442
Accounts receivable—affiliates	6,265	4,119
Inventory	2,928	2,137
Fair value of derivative assets (1)	2,565	8,685
Customer acquisition costs, net	7,761	7,051
Customer relationships, net	6,955	8,020
Deposits	4,903	4,330
Renewable energy credit asset	25,521	23,481
Other current assets	10,562	10,247
Total current assets	196,225	203,771
Property and equipment, net	6,447	5,231
Fair value of derivative assets	711	478
Customer acquisition costs, net	3,101	2,141
Customer relationships, net	251	3,500
Deferred tax assets	1,839	6,088
Goodwill	120,343	120,343
Other assets	2,372	3,387
Total Assets	$331,289	$344,939
Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$40,938	$37,176
Accounts payable—affiliates	663	157
Accrued liabilities	20,243	19,778
Renewable energy credit liability	13,040	15,832
Fair value of derivative liabilities (1)	2,156	1,701
Other current liabilities	58	58
Total current liabilities	77,098	74,702
Long-term liabilities:
Fair value of derivative liabilities	55	55
Long-term portion of Senior Credit Facility	120,000	106,000
Total liabilities	197,153	180,757
Commitments and contingencies (Note 12)
Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 2,327,080 shares issued and outstanding at December 31, 2025 and 3,380,440 issued and outstanding at December 31, 2024	56,766	83,221
Stockholders' equity:
Common Stock :
Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,792,493 shares issued and outstanding at December 31, 2025 and 3,529,602 shares issued and outstanding at December 31, 2024	38	35

Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 3,530,836 issued and outstanding at December 31, 2025 and 3,793,727 issued and outstanding at December 31, 2024	35	38
Additional paid-in capital	40,538	39,719
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	27,110	26,981
Total stockholders' equity	67,681	66,733
Non-controlling interest in Spark HoldCo, LLC	9,689	14,228
Total equity	77,370	80,961
Total Liabilities, Series A Preferred Stock and stockholders' equity	$331,289	$344,939

(1) The fair value of derivative asset/(liabilities) includes affiliates-related amounts of $0.1 million and $(0.3) million as of December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND NET INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Retail revenues	$467,175	$399,418	$439,360
Net asset optimization expense	(3,770)	(2,326)	(7,326)
Other revenue	46	1,776	3,158
Total revenues	463,451	398,868	435,192
Operating expenses:
Retail cost of revenues	321,807	230,791	310,744
General and administrative	66,289	74,453	68,874
Depreciation and amortization	21,824	9,446	9,102
Total operating expenses	409,920	314,690	388,720
Operating income	53,531	84,178	46,472
Other (expense)/income:
Interest expense	(7,517)	(6,943)	(9,334)
Interest and other income	92	99	109
Total other (expense)/income	(7,425)	(6,844)	(9,225)
Income before income tax expense	46,106	77,334	37,247
Income tax expense	10,523	16,259	11,142
Net income	$35,583	$61,075	$26,105
Less: Net income attributable to non-controlling interest	16,433	32,820	11,130
Net income attributable to Via Renewables, Inc. stockholders	$19,150	$28,255	$14,975
Less: Dividend on Series A preferred stock	9,102	10,246	10,619
Net income attributable to stockholders of Class A common stock	$10,048	$18,009	$4,356

Net income attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$2.70	$5.48	$1.36
Diluted	$2.70	$5.48	$1.36

Weighted average shares of Class A common stock outstanding
Basic	3,728	3,286	3,211
Diluted	3,728	3,286	3,211

The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Treasury Stock	Class A Common Stock	Class B Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at 12/31/2022:	3,201	4,000	(29)	$32	$40	$(2,406)	$(40)	$42,871	$2,073	$42,570	$(14,234)	$28,336
Stock based compensation	—	—	—	—	—	—	—	2,266		2,266	—	2,266
Restricted stock unit vesting	47	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Consolidated net income	—	—	—	—	—	—	—	—	14,975	14,975	11,130	26,105
Stock issued- reverse stock split	14									—	—	—
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(4,308)	(4,308)
Dividends paid to Class A common stockholders ($0.90625 per share)	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	(2,544)	(8,076)	(10,620)	—	(10,620)
Changes in ownership interest	—	—	—	—	—	—	—	469	—	469	(469)	—
Balance at December 31, 2023	3,262	4,000	(29)	$32	$40	$(2,406)	$(40)	$40,002	$8,972	$46,600	$(7,881)	$38,719
Stock based compensation	—	—	—		—	—	—	1,720	—	1,720	—	1,720
Restricted stock unit vesting	62	—	—	1	—	—	—	(287)	—	(286)	—	(286)
Consolidated net income	—	—	—	—	—	—	—	—	28,255	28,255	32,820	61,075
Contribution for cash settlement / merger	—	—	—	—	—	—	—	—	—	—	643	643
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(10,162)	(10,162)
Distribution to controlling interest	206	(206)	—	2	(2)		—	(502)	—	(502)	—	(502)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(10,246)	(10,246)	—	(10,246)
Treasury Shares	—	—	29	—	—	2,406	—	(2,406)	—	—	—	—
Changes in ownership interest	—	—	—	—	—	—	—	1,192	—	1,192	(1,192)	—
Balance at December 31, 2024	3,530	3,794	—	$35	$38	$—	$(40)	$39,719	$26,981	$66,733	$14,228	$80,961
Consolidated net income	—	—	—	—	—	—	—	—	19,150	19,150	16,433	35,583
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	—	—	(19,589)	(19,589)
Distribution to controlling interest	263	(263)	—	3	(3)	—	—	(564)	(9,919)	(10,483)	—	(10,483)

Dividends paid to Preferred Stockholders	—	—	—	—	—	—	—	—	(9,102)	(9,102)	—	(9,102)
Changes in ownership interest	—	—	—	—	—	—	—	1,383	—	1,383	(1,383)	—
Balance at December 31, 2025	3,793	3,531	—	$38	$35	$—	$(40)	$40,538	$27,110	$67,681	$9,689	$77,370
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$35,583	$61,075	$26,105
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	21,824	9,446	9,102
Deferred income taxes	4,793	10,163	5,154
Stock based compensation	—	2,411	2,295
Amortization of deferred financing costs	792	852	825
Bad debt expense	1,308	2,469	3,442
Loss on derivatives, net	5,964	3,720	71,493
Current period cash settlements on derivatives, net	1,213	(34,148)	(66,632)
Other	244	234	196
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	(21,750)	(4,664)	14,777
(Increase) decrease in accounts receivable - affiliates	(2,147)	564	1,772
(Increase) decrease in inventory	(790)	987	1,281
(Increase) in customer acquisition costs	(10,415)	(9,508)	(6,736)
(Increase) decrease in prepaid and other current assets	(5,609)	4,834	610
Decrease (increase) in other assets	617	(1,331)	854
Increase (decrease) in accounts payable and accrued liabilities	9,965	3,695	(15,149)
Increase (decrease) in accounts payable—affiliates	505	(315)	207
Decrease in other current liabilities	—	—	(264)
Decrease in other non-current liabilities	—	—	(17)
Net cash provided by operating activities	42,097	50,484	49,315
Cash flows from investing activities:
Purchases of property and equipment	(2,965)	(1,577)	(1,435)
Acquisition of Customers	(14,616)	(3,150)	—
Net cash used in investing activities	(17,581)	(4,727)	(1,435)
Cash flows from financing activities:
Buyback/Redemption of Series A Preferred Stock	(26,570)	(4,232)	—
Borrowings on notes payable	514,425	586,000	377,000
Payments on notes payable	(500,425)	(577,000)	(380,000)
Net paydown on subordinated debt facility	—	—	(20,000)
Contribution for cash settlement of merger	—	643	—
Restricted stock vesting	—	(1,013)	(186)
Payment of dividends to Class A common stockholders	(9,919)	—	(2,874)
Payment of distributions to non-controlling unitholders	(20,419)	(11,633)	(4,308)
Payment of Preferred Stock dividends	(8,986)	(10,858)	(10,268)
Net cash used in financing activities	(51,894)	(18,093)	(40,636)
(Decrease) increase in Cash and cash equivalents and Restricted Cash	(27,378)	27,664	7,244
Cash and cash equivalents and Restricted cash—beginning of period	70,259	42,595	35,351
Cash and cash equivalents and Restricted cash—end of period	$42,881	$70,259	$42,595
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(80)	$70	$(4)
Cash paid during the period for:
Interest	$6,512	$6,064	$8,636
Taxes	$4,498	$10,562	$3,425
The accompanying notes are an integral part of the consolidated financial statements.

VIA RENEWABLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Formation and Organization

Company's Name Change

In August 2021, Spark Energy, Inc. changed its name from Spark Energy, Inc. to Via Renewables, Inc. (the "Company").

Organization

We are an independent retail energy services company that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. The Company is a holding company whose sole material asset consists of units in Spark HoldCo, LLC (“Spark HoldCo”). The Company is the sole managing member of Spark HoldCo, is responsible for all operational, management and administrative decisions relating to Spark HoldCo’s business and consolidates the financial results of Spark HoldCo and its subsidiaries. Spark HoldCo is the direct and indirect owner of the subsidiaries through which we operate. We conduct our business through several brands across our service areas, including Electricity Maine, Electricity N.H., Major Energy, Provider Power Massachusetts, Spark Energy, Verde Energy, and Texans Choice Power. Via Energy Solutions (“VES”) is a wholly owned subsidiary of the Company that offers broker services for retail energy customers. Via Wireless was a wholly owned subsidiary of the Company that offered wireless services and equipment to wireless customers; however the subsidiary is no longer active and has ceased providing wireless services.

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

Prior Period Adjustment

During the quarter ended December 31, 2025, the Company recorded an out‑of‑period adjustment related to amounts that should have been recognized in interim periods earlier in the fiscal year. Management evaluated the impact of the adjustment on the Company’s previously issued quarterly financial statements and concluded that the adjustment was immaterial to each of the affected interim periods. The adjustment did not have a material impact on the Company’s financial position, results of operations, or cash flows for any period presented.

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

On June 13, 2024, we consummated a merger the Company, Retailco, and wholly owned subsidiary of Retailco (the "Merger"), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of our Class A common stock and Class B common stock. Effective as of the end of trading on June 13, 2024, the Class A common stock ceased to trade on NASDAQ.
Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. The Company periodically assesses the financial condition of the institutions where these funds are held and believes that its credit risk is minimal with respect to these institutions.

Restricted Cash

As part of the customer acquisitions in 2024 and 2025, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquire customers and other conditions of the asset purchase agreement are met, we make payments to the sellers from the escrow account. As of December 31, 2025 and 2024, the balance in the escrow account was $1.1 million and 15.9 million. See Note 15 "Customer Acquisitions" for further discussion.

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

The Company's valued its wireless device inventory at the lower of cost or net realizable value. As of December 31, 2025 and 2024, the Company's wireless device inventory balance was zero and $0.1 million, respectively.

Customer Acquisition Costs

The Company capitalizes direct response advertising costs that consist primarily of hourly and commission-based telemarketing costs, door-to-door agent commissions and other direct advertising costs associated with proven customer generation in its balance sheet. These costs are amortized over one to two years.

As of December 31, 2025 and 2024, the net customer acquisition costs were $10.9 million and $9.2 million, respectively, of which $7.8 million and $7.1 million were recorded in current assets, and $3.1 million and $2.1 million were recorded in non-current assets. Amortization of customer acquisition costs was $8.5 million, $7.1 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is recorded in depreciation and amortization in the Consolidated Statements of Operations. Customer acquisition costs do not include customer acquisitions through merger and acquisition activities, which are recorded as customer relationships.

Recoverability of customer acquisition costs is evaluated based on a comparison of the carrying amount of such costs to the future net cash flows expected to be generated by the customers acquired, considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on forecasts and historical experience. No impairments of customer acquisition costs were recorded for the years ended December 31, 2025, 2024 and 2023.

Customer Relationships

Customer contracts recorded as part of mergers or book acquisitions are reflected as customer relationships in our balance sheet. The Company has recorded capitalized customer relationship of $7.0 million and $8.0 million, net of amortization, as current assets as of December 31, 2025 and 2024, respectively, and $0.3 million and $3.5 million, net of amortization, as non-current assets as of December 31, 2025 and 2024, respectively, related to these intangible assets. These intangibles are amortized on a straight-line basis over the estimated average life of the related customer contracts acquired, which is eighteen months.

Customer relationship amortization expense was $11.3 million, $0.8 million, and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We review customer relationships for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of customer relationships were recorded for the years ended December 31, 2025, 2024 and 2023.

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

The fair values of trademark assets were determined at the date of acquisition using a royalty savings method under the income approach. Under this approach, the Company estimates the present value of expected cash flows resulting from avoiding royalty payments to use a third party trademark. The Company analyzes market royalty rates charged for licensing trademarks and applied an expected royalty rate to a forecast of estimated revenue, which was then discounted using an appropriate risk adjusted rate of return. As of December 31, 2025 and 2024, we had recorded $1.6 million and $2.0 million related to these trademarks in other assets. Amortization expense was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We review trademarks for impairment whenever events or changes in business circumstances indicate the carrying value of the intangible assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by the intangible assets are less than their respective carrying value. If an impairment exists, a loss is recognized for the difference between the fair value and carrying value of the intangible assets. No impairments of trademarks were recorded for the years ended December 31, 2025, 2024 and 2023.
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

The Company capitalizes costs associated with certain of its internal-use software projects. Costs capitalized are those incurred during the application development stage of projects such as software configuration, coding, installation of hardware and testing. Costs incurred during the preliminary or post-implementation stage of the project are expensed in the period incurred, including costs associated with formulation of ideas and alternatives, training and application maintenance. After internal-use software projects are completed, the associated capitalized costs are depreciated over the estimated useful life of the related asset. Interest costs incurred while developing internal-use software projects are also capitalized. Capitalized interest costs for the years ended December 31, 2025, 2024 and 2023 were not material.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other ("ASC 350"). The goodwill on our consolidated balance sheet as of December 31, 2025 is associated with both our Retail Natural Gas and Retail Electricity segments. We determine our segments, which are also considered our reporting units, by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the segment manager for purposes of resource allocation and performance assessment, and had discrete financial information.

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

In accordance with our accounting policy, we completed our annual assessment of goodwill impairment as of October 31, 2025 during the fourth quarter of 2025, using a quantitative assessment approach, and the test indicated no impairment.

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

Our asset optimization activities, which primarily include natural gas physical arbitrage and other short term storage and transportation transactions, meet the definition of trading activities and are recorded on a net basis in the consolidated statements of operations in net asset optimization revenues. The Company recorded asset optimization revenues, primarily related to physical sales or purchases of commodities, of $37.5 million, $23.0 million and $24.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and recorded asset optimization costs of revenues of $41.3 million, $25.3 million and $31.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are presented on a net basis in asset optimization revenues in the Consolidated Statements of Operations.

Other revenue is derived from contracts with customers through the provision of wireless and other services and the sale of wireless equipment. These revenues are recognized under the accrual method, over time as wireless and other services are provided and at the time of delivery of wireless equipment. Costs for wireless and other services and the sale of wireless equipment are similarly recognized on the accrual basis, including costs to procure wireless data and wireless devices. The Company ceased providing wireless services in 2024.

Natural Gas Imbalances

The consolidated balance sheets include natural gas imbalance receivables and payables, which primarily result when customers consume more or less gas than has been delivered by the Company to local distribution companies (“LDCs”). The settlement of natural gas imbalances varies by LDC, but typically the natural gas imbalances are settled in cash or in kind on a monthly, quarterly, semi-annual or annual basis. The imbalances are valued at their estimated net realizable value. The Company recorded an imbalance receivable of $0.6 million and $0.1 million in other current assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
The Company recorded an imbalance payable of zero in other current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

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

During the year ended December 31, 2025 and 2024 our accrued liabilities included income tax payable of $0.8 million and $1.5 million, respectively. During the year ended December 31, 2025 and 2024 our other current assets included income tax receivable of $3.2 million and $5.4 million, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to stockholders (the numerator) by the weighted-average number of Class A common shares outstanding for the period (the denominator). Class B common shares are not included in the calculation of basic earnings per share because they are not participating securities and have no economic interests. Diluted earnings per share is similarly calculated except that the denominator is increased by potentially dilutive securities. We use the if-converted method to determine the potential dilutive effect of our Class B common stock.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The standard became effective starting in annual period beginning after December 15, 2024. We adopted ASU 2023-09 effective January 1, 2025, and the adoption of this standard impacted certain income tax disclosures. See Note 11. Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This ASU clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. The ASU will be effective for interim periods beginning in 2028, though early adoption is permitted. This ASU is not expected to have a significant impact on our financial statements.

In December 2025, the FASB issued ASU 2025-12: Codification Improvements. The amendments in this ASU represent changes that (1) clarify, (2) correct errors, or (3) make minor improvements to the Accounting Standards Codification that make it easier to understand and apply. This amendments are effective for the Company’s annual reporting periods beginning July 1, 2027, and interim periods within those annual reporting periods, with early adoption permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Other revenue is derived from contracts with customers through the provision of wireless and other services and the sale of wireless equipment. The Company ceased providing wireless services in 2024.

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

Reportable Segments
	Years ended December 31, 2025			Years ended December 31, 2024			Years ended December 31, 2023
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$72,890	$13,924	$86,814	$89,318	$10,591	$99,909	$115,129	$8,937	$124,066
Mid-Atlantic	146,102	45,295	191,397	122,272	36,901	159,173	111,599	39,860	151,459
Midwest	35,547	26,263	61,810	28,744	17,796	46,540	31,353	18,578	49,931
Southwest	58,802	68,352	127,154	60,013	33,783	93,796	70,385	43,519	113,904
	$313,341	$153,834	$467,175	$300,347	$99,071	$399,418	$328,466	$110,894	$439,360

Customer type
Commercial	$39,444	$80,179	$119,623	$44,640	$49,456	$94,096	$40,356	$60,111	$100,467
Residential	272,514	60,379	332,893	257,408	43,912	301,320	288,482	59,175	347,657
Unbilled revenue (b)	1,383	13,276	14,659	(1,701)	5,703	4,002	(372)	(8,392)	(8,764)
	$313,341	$153,834	$467,175	$300,347	$99,071	$399,418	$328,466	$110,894	$439,360

Customer credit risk
POR	$211,273	$67,462	$278,735	$192,662	$48,025	$240,687	$191,355	$50,439	$241,794
Non-POR	102,068	86,372	188,440	107,685	51,046	158,731	137,111	60,455	197,566
	$313,341	$153,834	$467,175	$300,347	$99,071	$399,418	$328,466	$110,894	$439,360

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

(c) Retail Electricity includes services.

Reconciliation to Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Year Ended December 31,
	2025	2024	2023
Total Reportable Segments Revenue	$467,175	$399,418	$439,360
Net asset optimization expense	(3,770)	(2,326)	(7,326)
Other Revenue	46	1,776	3,158
Total Revenues	$463,451	$398,868	$435,192

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the year ended December 31, 2025, 2024 and 2023 our retail revenues included gross receipts taxes of $1.0 million, $1.1 million and $1.0 million respectively. During the year ended December 31, 2025, 2024 and 2023, our retail cost of revenues included gross receipts taxes of $7.1 million, $5.6 million and $5.2 million, respectively.

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

The following table reflects the Company's beginning and ending balances of our account receivables.

	Year Ended December 31,
	2025	2024
Beginning balance accounts receivables	$65,442	$63,246
Ending balance of accounts receivables	$85,884	$65,442

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $1.3 million, $2.5 million and $3.4 million was recorded in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

A rollforward of our allowance for credit losses for the year ended December 31, 2025 is presented in the table below (in thousands):

Balance at December 31, 2024	$(2,950)
Bad debt provision	(1,308)
Write-offs	1,698
Recovery of previous write offs	(110)
Balance at December 31, 2025	$(2,670)

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

During the period from April 2025 to December 2025, Spark HoldCo distributed $9.2 million in cash to the non-controlling interest holder and distributed pro-rated $9.9 million in cash to the controlling interest holder. The pro rated distribution during the period did not result in share transfer and change in equity ownership.

The following table summarizes the effects of changes in the Company's ownership interest in Spark HoldCo's equity (in thousands):

	Year Ended December 31,
	2025	2024
Net income attributable to Via Renewables, Inc. stockholders	$19,150	$28,255
Transfers (to) from the non-controlling interest	—	—
Decrease in Via Renewables additional paid in capital from the equity shift	(564)	(502)
Net transfers (to) from non-controlling interest	(564)	(502)
Changes from net income attributable to Via Renewables stockholders and transfers (to) from non-controlling interest	$18,586	$27,753

The Company and affiliates owned the following economic interests in Spark HoldCo at December 31, 2025 and December 31, 2024, respectively.

	The Company	Affiliated Owners
December 31, 2025	51.79%	48.21%
December 31, 2024	48.20%	51.80%

The following table summarizes the portion of net income (loss) and income tax expense (benefit) attributable to non-controlling interest (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income allocated to non-controlling interest	$18,061	$35,805	$14,302
Less: Income tax expense allocated to non-controlling interest	1,628	2,985	3,172
Net income attributable to non-controlling interest	$16,433	$32,820	$11,130

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

Dividends declared for the Company's Class A common stock are reported as a reduction of retained earnings, or a reduction of additional paid in capital to the extent retained earnings are exhausted. During the years ended December 31, 2025, 2024, and 2023, we paid dividends on our Class A common stock of zero, zero, and $2.9 million. Dividends paid per share on each share of Class A common stock totaled $0.90625 for the year ended December 31, 2023.

Preferred Stock

The Company has 20,000,000 shares of authorized preferred stock for which there were 2,327,080 and 3,380,440 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively. See Note 5 "Preferred Stock" for a further discussion of preferred stock.

Issuance of Class A Common Stock Upon Vesting of Restricted Stock Units

For the years ended December 31, 2025, 2024, and 2023, zero, 95,592, and 68,439, respectively of restricted stock units vested, with zero, 61,709, and 46,466, respectively of shares of common stock distributed to the holders of these units. Differences between shares vested and issued were a result of zero, 33,883, and 21,973 shares of common stock withheld by the Company to cover taxes owed on the vesting of such units.
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

The following table presents the computation of basic and diluted income (loss) per share for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Via Renewables, Inc. stockholders	$19,150	$28,255	$14,975
Less: Dividend on Series A preferred stock	9,102	10,246	10,619
Net income attributable to stockholders of Class A common stock	$10,048	$18,009	$4,356

Basic weighted average Class A common shares outstanding	3,728	3,286	3,211
Basic earnings per share attributable to stockholders	$2.70	$5.48	$1.36

Net income attributable to stockholders of Class A common stock	$10,048	$18,009	$4,356
Effect of conversion of Class B common stock to shares of Class A common stock	—	—	—
Diluted net income attributable to stockholders of Class A common stock	$10,048	$18,009	$4,356

Basic weighted average Class A common shares outstanding	3,728	3,286	3,211
Effect of dilutive Class B common stock	—	—	—
Diluted weighted average shares outstanding	3,728	3,286	3,211

Diluted earnings per share attributable to stockholders	$2.70	$5.48	$1.36

The computation of diluted earnings per share for the year ended December 31, 2025 and December 31, 2024 excludes 3.5 million and 4.0 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company's outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

Variable Interest Entity

Spark HoldCo is a variable interest entity due to its lack of rights to participate in significant financial and operating decisions and its inability to dissolve or otherwise remove its management. Spark HoldCo owns all of the outstanding membership interests in each of our operating subsidiaries. We are the sole managing member of Spark HoldCo, manage Spark HoldCo's operating subsidiaries through this managing membership interest, and are considered the primary beneficiary of Spark HoldCo. The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our consolidated balance sheet as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,646	$52,993
Accounts receivable	85,819	65,354
Other current assets	12,564	79,704
Total current assets	140,029	198,051
Non-current assets:
Goodwill	120,343	120,343
Other assets	14,000	16,042
Total non-current assets	134,343	136,385
Total Assets	$274,372	$334,436

Liabilities
Current liabilities:
Accounts Payable and Accrued Liabilities	$60,540	$56,560
Other current liabilities	16,935	61,069
Total current liabilities	77,475	117,629
Long-term liabilities:
Long-term portion of Senior Credit Facility	120,000	106,000
Subordinated debt—affiliate	—	—
Other long-term liabilities	55	55
Total long-term liabilities	120,055	106,055
Total Liabilities	$197,530	$223,684

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

During the year ended December 31, 2025, we paid $9.0 million in dividends to holders of the Series A Preferred Stock. As of December 31, 2025, we had accrued $1.6 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on January 15, 2026. During the year ended December 31, 2024, the Company paid $10.9 million in dividends to holders of the Series A Preferred Stock and had accrued $2.4 million as of December 31, 2024.

During the year ended December 31, 2024, we purchased 187,103 shares of our Series A Preferred Stock, at a purchase price of $22.50 per share, for a total cost of $4.2 million in cash, pursuant to a tender offer for the Series A Preferred Stock commenced in November 2024.

During the year ended December 31, 2025, we repurchased total of 20,277 shares of our Series A Preferred Stock at an average purchase price of $23.53 per share, for a total cost of $0.5 million in cash, pursuant to a tender offer for the Series A Preferred Stock.

During the year end December 31, 2025, we redeemed total of 1,033,083 shares of our Series A Preferred Stock, for an average redemption price of $25.26 per share. We paid total of $26.1 million for the redemption.

On January 15, 2026, the Company declared a quarterly cash dividend in the amount of $0.65699 per share of Series A Preferred Stock. The dividend will be paid on April 15, 2026 to holders of record on April 1, 2026 of the Series A Preferred Stock.

A summary of our preferred equity balance for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)
Balance at December 31, 2023	$88,065
Repurchase of Series A Preferred Stock	(4,545)
Accumulated dividends on Series A Preferred Stock	(299)
Balance at December 31, 2024	$83,221
Repurchase of Series A Preferred Stock	(493)
Redemption of Series A Preferred Stock	(25,095)
Accumulated dividends on Series A Preferred Stock	(867)
Balance at December 31, 2025	$56,766
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

Derivative assets and liabilities are presented net in our consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of December 31, 2025 and 2024, we offset $0.8 million and zero, respectively, in collateral to net against the related derivative liability's fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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
Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	December 31, 2025	December 31, 2024
Natural Gas	MMBtu	7,674	5,716
Electricity	MWh	951	987
Trading

Commodity	Notional	December 31, 2025	December 31, 2024
Natural Gas	MMBtu	2,425	2,988

Gains (Losses) on Derivative Instruments
Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Loss) on non-trading derivatives, net	$(3,142)	$(4,464)	$(70,304)
(Loss) Gain on trading derivatives, net	(2,822)	744	(1,189)
(Loss) on derivatives, net	$(5,964)	$(3,720)	$(71,493)
Current period settlements on non-trading derivatives	(1,213)	32,871	65,428
Current period settlements on trading derivatives	—	1,277	1,204
Total current period settlements on derivatives	$(1,213)	$34,148	$66,632

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

Fair Value of Derivative Instruments
The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	December 31, 2025
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$6,668	$(4,394)	$2,274	$—	$2,274
Trading commodity derivatives	428	(137)	291	—	291
Total Current Derivative Assets	7,096	(4,531)	2,565	—	2,565
Non-trading commodity derivatives	1,882	(968)	915	(204)	711
Trading commodity derivatives	4	(3)	—	—	—
Total Non-current Derivative Assets	1,886	(971)	915	(204)	711
Total Derivative Assets	$8,982	$(5,502)	$3,480	$(204)	$3,276

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(7,331)	$5,335	$(1,996)	$1,038	$(958)
Trading commodity derivatives	(1,221)	23	(1,198)	—	(1,198)
Total Current Derivative Liabilities	(8,552)	5,358	(3,194)	1,038	(2,156)
Non-trading commodity derivatives	(530)	507	(22)	—	(22)
Trading commodity derivatives	(46)	13	(33)	—	(33)
Total Non-current Derivative Liabilities	(576)	520	(55)	—	(55)
Total Derivative Liabilities	$(9,128)	$5,878	$(3,249)	$1,038	$(2,211)

	December 31, 2024
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$12,100	$(5,443)	$6,657	$—	$6,657
Trading commodity derivatives	2,538	(510)	2,028	—	2,028
Total Current Derivative Assets	14,638	(5,953)	8,685	—	8,685
Non-trading commodity derivatives	737	(259)	478	—	478
Trading commodity derivatives	—	—	—	—	—
Total Non-current Derivative Assets	737	(259)	478	—	478
Total Derivative Assets	$15,375	$(6,212)	$9,163	$—	$9,163

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(3,036)	$1,475	$(1,561)	$—	$(1,561)
Trading commodity derivatives	(634)	494	(140)	—	(140)
Total Current Derivative Liabilities	(3,670)	1,969	(1,701)	—	(1,701)
Non-trading commodity derivatives	(333)	282	(51)	—	(51)
Trading commodity derivatives	(94)	90	(4)	—	(4)
Total Non-current Derivative Liabilities	(427)	372	(55)	—	(55)
Total Derivative Liabilities	$(4,097)	$2,341	$(1,756)	$—	$(1,756)

7. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	December 31, 2025	December 31, 2024
Information technology	2 – 5	$11,023	$8,141
Other	7	69	69
Total		11,092	8,210
Accumulated depreciation		(4,645)	(2,979)
Property and equipment—net		$6,447	$5,231

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of each of December 31, 2025 and 2024, information technology includes $0.9 million and $2.3 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the consolidated statements of operations was $1.7 million, $1.1 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	December 31, 2025	December 31, 2024
Goodwill	$120,343	$120,343
Customer Relationships—Other
Cost	$18,090	$12,852
Accumulated amortization	(10,884)	(1,332)
Customer Relationships—Other, net	$7,206	$11,520
Trademarks
Cost	$4,040	$4,040
Accumulated amortization	(2,424)	(2,020)
Trademarks, net	$1,616	$2,020
Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Acquired & Non-Compete Agreements	Customer Relationships— Other	Trademarks
Balance at December 31, 2022	$120,343	$201	$2,800	$2,828
Additions	—	—	—	—
Amortization	—	(201)	(2,319)	(404)
Balance at December 31, 2023	$120,343	$—	$481	$2,424
Additions	—	—	11,884	—
Amortization	—	—	(845)	(404)
Balance at December 31, 2024	$120,343	$—	$11,520	$2,020
Additions	—	—	6,937	—
Amortization	—	—	(11,251)	(404)
Balance at December 31, 2025	$120,343	$—	$7,206	$1,616
Estimated future amortization expense for customer relationships and trademarks at December 31, 2025 is as follows (in thousands):

Year Ending December 31,
2026	$7,359
2027	655
2028	404
2029	404
2030	—
> 5 years	—
Total	$8,822

9. Debt
Debt consists of the following amounts as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Long-term debt:
Senior Credit Facility (1) (2)	$120,000	$106,000
Subordinated Debt	—	—
Total long-term debt	120,000	106,000
Total debt	$120,000	$106,000
(1) As of December 31, 2025 and 2024, the weighted average interest rate on the Senior Credit Facility was 6.95% and 7.59%, respectively.
(2) As of December 31, 2025 and 2024, we had $36.7 million and $25.6 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility were $1.4 million and $1.7 million as of December 31, 2025 and 2024, respectively. Of these amounts, $0.9 million and $0.7 million are recorded in other current assets, and $0.5 million and $1.0 million are recorded in other non-current assets in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Interest expense consists of the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Senior Credit Facility	$5,158	$4,891	$6,802
Letters of credit fees and commitment fees	1,544	1,148	1,640
Amortization of deferred financing costs	792	852	825
Other	23	52	67
Interest expense	$7,517	$6,943	$9,334
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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of December 31, 2025 was 1.42 to 1.00.
•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of December 31, 2025 was 1.81 to 1.00.

As of December 31, 2025, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

The Company is entitled to pay cash dividends to the holders of its Series A Preferred Stock so long as: (a) no default exists or would result therefrom; (b) the Co-Borrowers are in pro forma compliance with all financial covenants before and after giving effect thereto; and (c) the outstanding amount of all loans and letters of credit do not exceed the borrowing base limits.

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

As of December 31, 2025 and 2024, there were zero outstanding borrowings under the Subordinated Debt Facility.

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

	Level 1	Level 2	Level 3	Total
December 31, 2025
Non-trading commodity derivative assets	$—	$2,985	$—	$2,985
Trading commodity derivative assets	—	291	—	291
Total commodity derivative assets	$—	$3,276	$—	$3,276
Non-trading commodity derivative liabilities	$—	$(980)	$—	$(980)
Trading commodity derivative liabilities	—	(1,231)	—	(1,231)
Total commodity derivative liabilities	$—	$(2,211)	$—	$(2,211)

	Level 1	Level 2	Level 3	Total
December 31, 2024
Non-trading commodity derivative assets	$445	$6,690	$—	$7,135
Trading commodity derivative assets	—	2,028	—	2,028
Total commodity derivative assets	$445	$8,718	$—	$9,163
Non-trading commodity derivative liabilities	$(180)	$(1,432)	$—	$(1,612)
Trading commodity derivative liabilities	—	(144)	—	(144)
Total commodity derivative liabilities	$(180)	$(1,576)	$—	$(1,756)
We had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2025, 2024 and 2023.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges.

In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of December 31, 2025 and 2024, the credit risk valuation adjustment was a reduction of derivative (liabilities)/assets, net of less than $(0.1) million and $0.1 million, respectively.

11. Income Taxes

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

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB makes changes to U.S. tax law and includes provisions that beginning in January 2025, make permanent full expensing of tangible personal property, restores EBITDA-based calculations for purposes of the business interest deduction and allows for current expensing of R&D expenditures. We recorded the impact of OBBB which resulted in additional deductions related primarily to current expensing of R&D expenditures. OBBB had no material impact on total tax expense for the year.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to retrospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective for the year ended December 31, 2025. As a result, amounts disclosed throughout this footnote have been revised for the years ended December 31, 2024 and December 31, 2023.

The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 included the following components:

(in thousands)	2025	2024	2023
Current:
Federal	$4,117	$4,372	$4,028
State	1,613	1,724	1,960
Total Current	5,730	6,096	5,988

Deferred:
Federal	3,918	8,122	4,031
State	875	2,041	1,123
Total Deferred	4,793	10,163	5,154
Provision for income taxes	$10,523	$16,259	$11,142

The effective income tax rate was 22.8%, 21.0%, and 29.9% for the years ended December 31, 2025, 2024, and 2023, respectively. The following table reconciles the income tax benefit that would result from application of the statutory federal tax rate, 21% for the years ended December 31, 2025, 2024, and 2023 respectively, to the amount included in the consolidated statement of operations:

(in thousands)	2025		2024		2023
Income before income tax expense
U.S.	$46,106		$77,334		$37,247
Non - U.S.	—		—		—
Total	$46,106		$77,334		$37,247

	Tax Effect	Rate Effect	Tax Effect	Rate Effect	Tax Effect	Rate Effect
Income tax at U.S. statutory rate	$9,682	21.0%	$16,240	21.0%	$7,822	21.0%
State and local income tax, net of federal income tax effect (*)	2,149	4.7%	3,402	4.4%	2,671	7.2%
Nontaxable or nondeductible items
Guaranteed payments	316	0.7%	940	1.2%	761	2.0%
Preferred dividend distribution	1,245	2.7%	1,692	2.2%	1,596	4.3%
Stewardship costs	(316)	(0.7)%	(939)	(1.2)%	(761)	(2.0)%
Non-controlling interest (Income)	(3,497)	(7.6)%	(6,600)	(8.5)%	(2,090)	(5.6)%
Outside basis difference	931	2.0%	1,329	1.7%	1,268	3.4%
Other Non-deductible/Non Taxable	13	0.0%	195	0.3%	(64)	(0.2)%
Other Adjustments	—	0.0%	—	0.0%	(61)	(0.2)%
Provision for income taxes	$10,523	22.8%	$16,259	21.0%	$11,142	29.9%
(*) State taxes in Pennsylvania and New Jersey made up the majority (greater than 50%) of the tax effect in this category for 2025 and 2023. State taxes in Pennsylvania, New Jersey, and Illinois made up the majority (greater than 50%) of the tax effect in this category for 2024.

Total income tax expense for the years ended December 31, 2025, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income, most notably the income attributable to non-controlling interest, which gets taxed at the non-controlling interest partner level.

Taxes paid, net of refunds, were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
U.S Federal	$3,330	$7,464	$1,852

U.S States
Pennsylvania	262	1,621	537
Texas	211	**	**
New Jersey	**	556	466
Other States	413	825	570
Total	$886	$3,002	$1,573

Total taxes paid	$4,216	$10,466	$3,425

** Jurisdiction below the 5% threshold for the period presented.

The components of our deferred tax assets as of December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Deferred Tax Assets:
Investment in Spark HoldCo	$692	$4,539
Derivative	46	—
Fixed Assets and Intangibles	1,129	1,673
Other	253	172
Total deferred tax assets	$2,120	$6,384

Deferred Tax Liabilities:
Derivative	—	(117)
Other	(281)	(179)
Total deferred tax liabilities	$(281)	$(296)
Total deferred tax assets/liabilities	$1,839	$6,088

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

The tax years 2020 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject to income tax.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2025 and 2024 there was no liability, and for the years ended December 31, 2025, 2024 and 2023, there was no expense recorded for interest and penalties associated with uncertain tax positions or unrecognized tax positions. Additionally, the Company does not have unrecognized tax benefits as of December 31, 2025 and 2024.

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

On March 24, 2024, SUS Cast Products, Inc., a large commercial customer, filed a case against Spark Energy Gas, LLC (09C01-2403-PL-000007) in Indiana Cass County Circuit Court alleging that Spark improperly billed Indiana Transportation Service (“ITS”) fixed capacity charges under their gas supply agreement regulated under the NIPSCO Choice Program. The Company followed the 2010 Indiana Utility Regulatory Commission order in charging the ITS costs to customer and does not believe this case will have a material impact on the Company.

From time-to-time the Company and its operating subsidiaries receive TCPA-based lawsuits, which are without merit as the Company has a robust telemarketing compliance program in place. Two cases are pending, at early stages of litigation: (1) Clark v. Via Renewables, Inc. (filed January 30, 2024), and (2) Grant v. Via Renewables, Inc. (November 15, 2024). The Company is vigorously defending these claims.

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

The Delaware Court of Chancery has consolidated these actions under the caption In re Via Renewables, Inc. Merger Litigation (C.A. No. 2024-0762-KSJM), and appointed lead counsel and a lead plaintiff. The consolidated action remains pending before Vice Chancellor McCormick. Defendants have filed a motion to dismiss this matter which is pending before the Delaware Chancery Court. Oral arguments on such motion are scheduled for April/May 2026. Related to this action, on January 15, 2026, Jones Walker, LLP filed an action in Louisiana to recover certain legal fees that have been disputed by the Company.

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

New York. Verde Energy USA New York, LLC (“Verde New York”) is the subject of a proceeding before the New York State Public Service Commission (the “NYPSC”) captioned “Proceeding on Motion of the Commission to Seek Consequences Against Verde Energy USA New York, LLC for Violations of the Uniform Business Practices,” Case No. 25-E-0763 (the “Proceeding”). On January 26, 2026, the NYPSC issued an Order Instituting Proceeding and to Show Cause. The Order references allegations by the NYPSC staff that Verde New York violated the NYPSC’s Uniform Business Practices (“UBP”), including with respect to customer enrollment practices and the maintenance and/or production of verifiable proof of customer authorization and related enrollment records, and related compliance with staff information requests. The Order directs Verde New York to show cause within 30 days why the NYPSC should not impose consequences, which may include revocation of Verde New York’s eligibility to operate as an energy services company in New York and/or other remedies available under the UBP. Verde New York is responding in the Proceeding. The matter is at an early stage, and the Company cannot predict the outcome or reasonably estimate the amount or range of potential loss, if any. An adverse outcome could result in operational restrictions in New York, monetary consequences, customer remediation.

Ohio. On August 14, 2024, the Public Utility Commission of Ohio (“PUCO”) sent Major Energy a notice of probable non-compliance regarding approximately fifty-five consumer complaints during the time period January 3, 2023 through April 12, 2024. The Company has worked cooperatively with PUCO and the Ohio Office of Consumer Counsel to resolve this matter, and believes this matter will not have a material impact on the Company. A proposed settlement has been submitted to the PUCO for approval. On December 4, 2025, a settlement was approved by PUCO which directed certain refunds to customers and a donation to an Ohio charity which provides payment assistance for energy costs for certain low-income Ohio residents. These payments have all been processed.

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

Indirect Tax Audits
As of the date of filing these consolidated financial statements, we are not subject to any indirect tax audits and have not identified any matters that would give rise to additional indirect tax liabilities.
As of December 31, 2025 and December 31, 2024 we had accrued $10.5 million and $11.9 million, respectively, related to litigation and regulatory matters and zero and $0.8 million, respectively, related to indirect tax audits. The accrual for litigation and regulatory matters, and indirect tax audit is recorded in accrued liabilities on the balance sheet. The outcome of each of these may result in additional expense.
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
The following tables presents asset and liability balances with affiliates (in thousands):

	December 31, 2025	December 31, 2024
Assets
Accounts Receivable - affiliates	$6,265	$4,119
Total Assets - affiliates	$6,265	$4,119

	December 31, 2025	December 31, 2024
Liabilities
Accounts Payable - affiliates	$663	$157
Subordinated Debt - affiliates (1)	—	—
Total Liabilities - affiliates	$663	$157

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Revenue NAO - affiliates	$1,166	$1,064	$3,262
Less: Cost of Revenue NAO - affiliates	19	1	334
Net NAO - affiliates	$1,147	$1,063	$2,928

The Company's retail cost of revenue include gains/(losses) related to derivative instruments transactions with affiliates. For the years ended December 31, 2025, 2024 and 2023, respectively, we recognized gain/(loss) of $(0.2) million, $1.1 million and $0.5 million and in retail cost of revenue related to derivative instruments settlements.
Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(5.9) million, $(4.3) million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company would have incurred incremental costs of $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, operating on a stand-alone basis.
Distributions to and Contributions from Affiliates
During the years ended December 31, 2025, 2024 and 2023, we made distributions to affiliates of Mr. Maxwell of zero, zero and $3.6 million, respectively, for payments of quarterly distributions on their respective Spark HoldCo units. During the years ended December 31, 2025, 2024 and 2023, we also made distributions related to these affiliates for gross-up distributions of $5.5 million, $6.6 million, and $0.7 million, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us. Of the $5.5 million gross-up tax distribution for the year ended December 31, 2025, $5.2 million was distributed to affiliates and $0.3 million was distributed to the states on behalf of the affiliates.

On June 13, 2024, we consummated the Merger, following which Mr. Maxwell and his affiliates became the owners of all of the issued and outstanding shares of the Company's Class A common stock and Class B common stock.

Spark HoldCo Distribution

During the year ended December 31, 2025 and 2024, respectively, Spark HoldCo distributed $15.2 million and $5.0 million in cash to the non-controlling interest holders. Refer to Note 4 – Equity for details of these transactions, including the amounts and ownership changes.
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

As of December 31, 2025 and 2024, there were zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 "Debt" for a further description of terms and conditions of the Subordinated Debt Facility.

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

For the years ended December 31, 2025, 2024 and 2023, we recorded asset optimization revenues of $37.5 million, $23.0 million and $24.6 million and asset optimization cost of revenues of $41.3 million, $25.3 million and $31.9 million, respectively, which are presented on a net basis in asset optimization revenues.

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

The Company’s CODM reviews significant expenses on a consolidated level.

Financial data for business segments are as follows (in thousands):

Year Ended December 31, 2025
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$313,341	$153,834	$(3,724)	$—	$463,451
Retail cost of revenues	228,291	93,483	33	—	321,807
Less:
Net asset optimization expense (2)	—	—	(3,770)	—	(3,770)
Net, (loss) on non-trading derivative instruments	(2,190)	(952)	—	—	(3,142)
Current period settlements on non-trading derivatives	(1,669)	456	—	—	(1,213)
Retail gross margin	$88,909	$60,847	$13	$—	$149,769
Add: Reconciling items (3)					(8,125)
Gross Profit					$141,644
Total Assets	$2,310,059	$362,426	$383,591	$(2,724,787)	$331,289
Goodwill	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the year ended December 31, 2025, we recorded asset optimization revenues of $37.5 million and asset optimization cost of revenues of $41.3 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net (loss) and gain on non-trading derivative instruments and current period settlements on non- trading activities.

Year Ended December 31, 2024
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$300,347	$99,071	$(550)	$—	$398,868
Retail cost of revenues	186,246	43,231	1,314	—	230,791
Less:
Net asset optimization expense (2)	—	—	(2,326)	—	(2,326)
Net, (loss) gain on non-trading derivative instruments	(7,000)	2,536	—	—	(4,464)
Current period settlements on non-trading derivatives	27,432	5,439	—	—	32,871
Retail gross margin	$93,669	$47,865	$462	$—	$141,996
Add: Reconciling items (3)					26,081
Gross Profit					$168,077
Total Assets	$1,867,055	$126,911	$317,408	$(1,966,435)	$344,939
Goodwill	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.

(2) For the year ended December 31, 2024, we recorded asset optimization revenues of $23.0 million and asset optimization cost of revenues of $$25.3 million, which are presented on a net basis in asset optimization revenues.

(3) Reconciling item includes net asset optimization expenses, net (loss) and gain on non-trading derivative instruments and current period settlements on non- trading activities.

Year Ended December 31, 2023
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total Revenues	$328,466	$110,894	$(4,168)	$—	$435,192
Retail cost of revenues	240,979	68,202	1,563	—	310,744
Less:
Net asset optimization expense (2)	—	—	(7,326)	—	(7,326)
Net, (loss) on non-trading derivative instruments	(58,554)	(11,750)	—	—	(70,304)
Current period settlements on non-trading derivatives	58,475	6,953	—	—	65,428
Retail gross margin	$87,566	$47,489	$1,595	$—	$136,650
Add: Reconciling items (3)					(12,202)
Gross Profit					$124,448
Total Assets	$1,613,642	$48,303	$301,892	$(1,660,003)	$303,834
Goodwill	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the year ended December 31, 2023 we recorded asset optimization revenues of $24.6 million and asset optimization cost of revenues of $31.9 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net (loss) and gain on non-trading derivative instruments and current period settlements on non- trading activities.

Significant Customers
For each of the years ended December 31, 2025, 2024 and 2023, we did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.
Significant Suppliers

For each of the years ended December 31, 2025, 2024 and 2023, we had two, two, and two significant suppliers that individually accounted for more than 10% of our consolidated retail cost of revenues. For each of the years ended December 31, 2025, 2024 and 2023, these suppliers accounted for 47%, 35% and 28% of our consolidated cost of revenue.

15. Customer Acquisitions

Acquisition of Customer Books

In April 2024, we entered into an asset purchase agreement to acquire up to approximately 12,556 RCEs for a cash purchase price of up to a maximum of $2.3 million. These customers began transferring in June of 2024, and were in our existing markets. During the twelve months ended December 31, 2024, approximately 9,300 RCEs were transferred. As part of the acquisition, we funded an escrow account, the balance of which is reflected as restricted cash in our consolidated balance sheet. As we acquired customers, we made payments to the sellers from the escrow account. As of December 31, 2024, we completed this acquisition. The balance in the escrow account was $0.4 million as of December 31, 2024, which will be returned to the Company in the first quarter of 2025. As of December 31, 2025, the balance in the escrow account was zero.

In October 2024, we entered into two asset purchase agreements to acquire up to 100,600 RCEs for a cash purchase price of up to a maximum $16.9 million paid in cash or funded into escrow accounts. These customers are located in our existing markets and began transferring in December of 2024 and January of 2025. As we acquired customers, we made payments to the sellers from the escrow accounts. Funds from the escrow account were released to the sellers as acquired customers transferred from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance were returned to the Company once the acquisitions were complete. As of December 31, 2025, we've completed this acquisition and approximately 99,000 RCEs were transferred. As of December 31, 2025, and 2024, the balance in the escrow accounts was $1.0 million and $15.5 million.

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As we acquired customers under these acquisition agreements, we made payments to the sellers from the escrow accounts. Funds from the escrow account were released to the sellers as acquired customers transferred from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance was returned to the Company once the acquisitions were complete. As of December 31, 2025, we've completed this acquisition and approximately 17,000 RCEs were transferred. As of December 31, 2025, the balance is the escrow accounts was $0.1 million.

In October 2025, we entered into an asset purchase agreement to acquire up to 3,300 RCEs for a cash purchase price of up to a maximum $0.5 million paid in cash. These electricity customers were located in our existing market and transferred from the sellers to the Company in the fourth quarter of 2025.
16. Subsequent Events

Declaration of Dividends

On January 15, 2026, we declared a quarterly cash dividend in the amount of $0.65699 per share to holders of record of the Series A Preferred Stock on April 1, 2026. The dividend will be paid on April 15, 2026.

Partial Redemption of Series A Preferred Stock

On January 16, 2026, we announced the redemption of 232,708 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of February 17, 2026. We paid $5.9 million on the redemption date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for non-accelerated companies provide an exemption from the attestation requirement

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

Information as to Item 11 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Except as provided below, information as to Item 12 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

Equity Compensation Plan Information

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information as to Item 13 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services

Information as to Item 14 will be disclosed in a Form 10-K/A, which will be filed no later than 120 days after December 31, 2025.

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

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
2.1	Agreement and Plan of Merger, dated as of December 29, 2023, by and among Retailco, LLC, NuRetailco LLC and Via Renewables, Inc.	8-K	2.1	1/2/2024	001-36559
2.2	Asset Purchase Agreement by and between Tomorrow Energy Corp, as Seller, and Spark HoldCo, LLC, as Buyer, dated as of October 22, 2024	8-K	2.1	10/25/2024	001-36559
3.1	Composite Amended and Restated Certificate of Incorporation of Via Renewables, Inc., as amended through March 21, 2023	10-K	3.1	2/29/2024	001-36559
3.2	Second Amended and Restated Bylaws of Via Renewables, Inc.	8-K	3.2	8/9/2021	001-36559
3.3	Certificate of Designations of Rights and Preferences of 8.75% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock.	8-A	5	3/14/2017	001-36559
4.1	Description of Securities	10-Q	4.1	8/1/2024	001-36559
10.1	Credit Agreement, dated June 30, 2022, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, BOKF, NA (d/b/a/ Bank of Texas), as joint-lead arranger and issuing bank, and the other financial institutions party thereto.	8-K	10.1	7/7/2022	001-36559
10.2	First Amendment to Credit Agreement, dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto.	8-K	10.1	6/28/2024	001-36559
10.3	Tax Receivable Agreement, dated as of August 1, 2014, by and among Spark Energy, Inc., Spark HoldCo LLC, NuDevco Retail Holdings, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.2	8/4/2014	001-36559
10.4	TRA Termination and Release Agreement, dated July 11, 2019, by and among Spark Energy, Inc., Spark HoldCo, LLC, Retailco, LLC, NuDevco Retail, LLC and W. Keith Maxwell III.	8-K	10.1	7/17/2019	001-36559
10.5	Spark HoldCo. Third Amended and Restated Limited Liability Agreement, dated as of March 15, 2017, by and among Spark Energy, Inc., Retailco, LLC and NuDevco Retail, LLC.	10-Q	10.1	5/8/2017	001-36559
10.6	Amendment No. 1, dated as of January 26, 2018, to Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC.	8-K	10.1	1/26/2018	001-36559
10.7	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Spark Holdco, LLC, dated as of March 30, 2020, by and between Spark Energy, Inc., Spark HoldCo, LLC, NuDevco Retail, LLC and Retailco, LLC.	8-K	10.1	4/3/2020	001-36559
10.8	Amended and Restated Subordinated Promissory Note (Note No. 8), dated June 28, 2024, by and among Via Renewables, Inc., Spark HoldCo, LLC and Retailco, LLC.	8-K	10.2	6/28/2024	001-36559

10.9†	Indemnification Agreement, dated August 1, 2014, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.5	8/4/2014	001-36559
10.10†	Indemnification Agreement, dated August 29, 2019, by and among Spark Energy, Inc. and Amanda Bush	8-K	10.1	8/30/2019	001-36559
10.11†	Employment Agreement, effective as of March 13, 2020, by and between Spark Energy, Inc. and W. Keith Maxwell III.	8-K	10.1	3/19/2020	001-36559
10.12†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Miguel “Mike” Barajas	10-Q	10.5	11/4/2021	001-36559
10.13†	Employment Agreement, dated November 4, 2021, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	11/8/2021	001-36559
10.14†	Engagement Letter Agreement, dated August 27, 2020, by and among Spark Energy, Inc. and Good Counsel Legal Services, LLC	10-K	10.47	3/4/2021	001-36559
10.15†	Amendment to Engagement Letter Agreement, dated August 1, 2021, by and between Good Counsel Legal Services, LLC and Spark Energy, LLC.	10-Q	10.3	11/4/2021	001-36559
10.16	Amendment No. 2 to Engagement Letter Agreement, dated November 28, 2022, by and between Good Counsel Group LLC and Spark Energy, LLC.	10-Q	10.1	5/4/2023	001-36559
10.17	Amendment to Engagement Letter Agreement, dated July 5, 2023, by and between Good Counsel Group, LLC and Spark Energy, LLC	8-K	10.1	7/6/2023	001-36559
10.18
Letter Agreement dated June 23, 2005, by and among Via Renewables, Inc., Spark HoldCo, LLC, and the other subsidiaries of Via Renewables, Inc. and Spark HoldCo, LLC party thereto, as co-borrowers, Woodforest National Bank, as administrative agent, swing bank, swap bank, issuing bank, joint-lead arranger, sole bookrunner and syndication agent, and the other financial institutions party thereto, supplementing June 30, 2022 Credit Agreement.
		8-K		6/6/2025	001-36559
10.19†	Employment Agreement, effective as of December 1, 2025, by and between Via Renewables, Inc. and Paul Konikowski.	8-K	10.1	12/5/2025	001-36559
21.1*	List of Subsidiaries of Via Renewables, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

March 5, 2026	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 5, 2026:

	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen Kennedy
Stephen Kennedy
Director

/s/ Amanda Bush
Amanda Bush
Director