Form 10-K/A
period 2025-12-31
Via Renewables, Inc.
filed 2026-04-27
CIK 1606268

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

There were 3,792,493 shares of Class A common stock, 3,530,836 shares of Class B common stock and 2,094,372 shares of Series A Preferred Stock outstanding as of April 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Via Renewables, Inc. (the “Company,” “we,” “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026. The purpose of this Form 10-K/A is to include information required in Part III (Items 10, 11, 12, 13 and 14).

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board and executive officers are:

Name	Age	Position
W. Keith Maxwell, III	61	Chief Executive Officer, Chairman of the Board of Directors, Director
Mike Barajas	42	Chief Financial Officer
Paul Konikowski	54	Chief Operating Officer
David Bill III(1)	81	Director
Amanda E. Bush(1)	45	Director
Stephen Kennedy(1)	64	Director

(1)	Member of the Audit Committee.

Our Board of Directors currently consists of four members. Our directors are divided into three classes serving staggered three-year terms. Each year, the directors of one class stand for re-election as their terms of office expire. Messrs. Maxwell and Bill are designated as Class I directors and their terms of office will expire at our Annual Meeting of Shareholders in 2027, if one is held. Ms. Bush is designated as a Class III director, and her term of office will expire at our Annual Meeting of Shareholders in 2026, if one is held. Mr. Kennedy is designated as a Class II director, and his term of office expired at our Annual Meeting of Shareholders in 2025, which was not held. Mr. Kennedy continues to serve as a director in accordance with the holdover provisions of our Amended and Restated Certificate of Incorporation, which provide that each director holds office until the election and qualification of his or her successor.

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

David Bill III. Mr. Bill has served as a director of the Company since November 2024. Mr. Bill is a graduate of the United States Naval Academy, The Naval Postgraduate School and the Royal Naval Staff College, Mr. Bill served over 32 years of active duty as a Naval Surface Warfare Officer. He held increasing positions of responsibility aboard various surface ships, culminating in command of USS Mahan (DDG 42), USS Mobile Bay (GG 53), USS Wisconsin. (BB 64), and the USS ENTERPRISE Battle Group as Commander Cruiser Destroyer Group Twelve. Mr. Bill's operational experience included combat in the Mekong Delta during the Vietnam War. He completed 150 combat patrols as a patrol officer on River Patrol Boats in 1968-69. As Commanding Officer of USS Mahan, he was Sector Anti-Air Warfare Commander during the 1986 Gulf of Sidra operations against Libya. During the first Gulf War in 1991, Mr. Bill was responsible for coordinating the launch of the Tomahawk missiles from the Persian Gulf, and providing fire support for coalition ground operations while commanding the USS Wisconsin. Mr. Bill held significant positions of responsibility ashore as Operations Officer and Deputy Commander of the Atlantic Fleet, and as Deputy Commander of Naval Forces in Europe, where he was responsible for planning and supporting various joint operations, including US Naval support of coalition operations in the Balkans 1996-98. Mr. Bill is the recipient of the Distinguished Service Medal; seven Legions of Merit (one with Combat V); three Bronze Stars (two with Combat V); the Purple Heart; two Meritorious Service Medals; and the Combat Action and the Joint Services Commendation Medals. Since retiring from the Navy, Mr. Bill has been Executive Director of a property development company; a faculty member at the Naval Postgraduate School; Executive Director of the Naval Postgraduate School Foundation; CEO of two private sector companies; and as a Director on the boards of two private companies. Mr. Bill was selected to serve as a director because of his management and financial expertise.

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

Meetings and Committees of Directors

The Board of Directors held four meetings during 2025, and our independent directors met in executive session four times during 2025. The Board of Directors currently has one standing committees: the Audit Committee, which held four meetings in 2025. During 2025, each of our directors attended at least 75% of the meetings of the Board of Directors and the meetings of the committees of the Board of Directors on which that director served.

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

Board Diversity Matrix

The table below contains information based on the voluntary self-identification of each member of the Company’s Board of Directors as of February 26, 2026.

Board Diversity Matrix (as of February 26, 2026)
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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we describe our compensation philosophy, the factors the independent directors considered in developing our compensation packages, and the decision-making process it followed in setting compensation for our Named Executive Officers for the year ended December 31, 2025. You should read this section in conjunction with the tables and accompanying narratives that follow.

Our “Named Executive Officers” as defined under the SEC’s rules for the year ended December 31, 2025 were:

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

Base Salary

We pay base salaries to provide a fixed amount of compensation for our Named Executive Officer’s regular work. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience. The independent directors review the base salaries of the Named Executive Officers annually at the beginning of each fiscal year, and usually makes percentage increases based on several factors, including its view of the cost of living and competitive conditions for executive talent, an evaluation of our performance, the individual’s performance, years of service, responsibilities, experience, leadership abilities, increases or changes in duties and responsibilities, our future growth plans, industry conditions, and our current ability to pay. The base salary in effect for each of our Named Executive Officers during the year ended December 31, 2025 appears in the “Salary” column of our Summary Compensation Table.

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

In March 2026, the Board, determined to grant bonuses in the amount of $250,000 for Mr. Barajas and $550,000 for Mr. Konikowski. The annual incentive cash bonuses with respect to the year ended December 31, 2025 appear in the “Non-equity Incentive Plan Compensation” column of our Summary Compensation Table.

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

401(k) Retirement Plan

We sponsor a 401(k) retirement plan. During the year ended December 31, 2025, the plan was available to all of our employees immediately upon employment. The Named Executive Officers participate on the same basis as all other employees. Eligible employees may contribute 90% of their salary up to the Internal Revenue Service maximum contribution to the plan through payroll deductions. We match 100% of an employee’s contribution up to 4% of his or her salary.

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

2026 Executive Compensation Decisions

Base Salary

On December 1, 2025, the Company approved and entered into an First Amendment (the “Amendment”) to that certain Employment Agreement with Paul Konikowski, the Company’s Chief Operating Officer. Pursuant to the Amendment, Mr. Konikowski’s annual base salary was increased to $550,000. Except as expressly modified by the Amendment, the Employment Agreement remains in full force and effect.

Annual Cash Incentive Bonuses

The independent directors approved the metrics of Mass Market RCE Count; Operating Expense to Gross Margin; Free Cash Flow to Common Shareholders, as well as a discretionary component with respect to the year ending December 31, 2026.

Director Compensation

Our non-employee directors received cash fees for their service on the Board and its committees during the year ended December 31, 2026 as set forth below:

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

More information about the actual compensation paid to non-employee directors is set forth in the Director Compensation table, below.
Summary Compensation Table
The following table summarizes the compensation for our NEOs for the fiscal years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($) (2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Mr. Maxwell	2025	1	—	—	26,717	26,718
President and Chief Executive Officer	2024	1	—	—	25,998	25,999
	2023	1	740,797	—	16,342	757,139

Mr. Barajas	2025	250,000	—	250,000	27,705	527,705
Chief Financial Officer	2024	250,000	—	250,000	27,431	527,431
	2023	250,000	111,118	250,000	37,529	648,647

Mr. Konikowski	2025	365,385	—	550,000	25,792	941,177
Chief Operating Officer	2024	350,000	—	350,000	24,584	724,584
	2023	350,000	148,162	350,000	23,658	871,820

(1) The amounts reflected in this column represent the Named Executive Officers’ salary earned during the year ended December 31, 2025.
(2) The amounts reflected in this column represent the grant date fair value of restricted stock unit awards granted to the Named Executive Officers pursuant to our Incentive Plan, computed in accordance with ASC Topic 718. No restricted stock units were issued during the years ended December 31, 2025 and 2024.
(3) The amounts reflected in this column represent the annual cash incentive bonuses earned with respect to performance in the year ended December 31, 2025.
(4) The amounts included in the table above under “All Other Compensation” consist of the following:

Name	Year	401(k) Matching Contribution ($)	Insurance Premiums ($)	Cellular Allowance ($)	Other ($)
Mr. Maxwell	2025	10,000	16,717	–	–
	2024	10,000	15,998	–	–
	2023	–	16,342	–	–
Mr. Barajas	2025	10,000	16,717	988	–
	2024	10,000	16,443	988	–
	2023	13,200	23,341	988	–
Mr. Konikowski	2025	14,000	10,804	988	–
	2024	13,800	9,796	988	–
	2023	13,200	9,470	988	–

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

Employment Agreements with Messrs. Barajas and Konikowski

On December 1, 2025, the Company approved and entered into an First Amendment (the “Amendment”) to that certain Employment Agreement with Paul Konikowski, the Company’s Chief Operating Officer. Pursuant to the Amendment, Mr. Konikowski’s annual base salary was increased to $550,000. Except as expressly modified by the Amendment, the Employment Agreement remains in full force and effect.

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

Salary to Total Compensation

For the year ended December 31, 2025, salary accounted for the following percentages of each Named Executive Officer’s total compensation.

Name	Salary as a Percentage of Total Compensation
Mr. Barajas	47.4%
Mr. Konikowski	38.8%

Mr. Maxwell earns a base salary of $1, so the percentage of salary to total compensation is not meaningful.

Mr. Maxwell	5/18/2023(2)

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

Each of the tables below assume that such event occurred on December 31, 2025, and based on the closing market price of our Class A common stock on that day.

The amounts shown do not include payments that would be payable to all salaried employees generally.

Potential Payments— Termination by Company for Convenience; Non-Renewal by Company; Good Reason

Name	Severance Payment ($)(1)	Pro-Rated Target Bonus ($)(2)	Unpaid Bonus ($)(3)	Total ($)
Mr. Maxwell	--	--	--	--
Mr. Barajas	250,000	250,000	--	500,000
Mr. Konikowski	550,000	550,000	--	1,100,000

(1) Consists of twelve months’ 2025 base salary for Mr. Barajas and Mr. Konikowski.
(2) For purpose of this table, the pro-rated target bonus is equal to the actual amount earned for the year ended December 31, 2025.
(3) Under these circumstances, the employee would be entitled to any bonus earned for the prior fiscal year (the year ended December 31, 2024) that is unpaid as of the date of termination. We have not included the value of a post-termination bonus payment because no bonus was awarded with respect to the year ended December 31, 2024 or if awarded, has been paid.

Potential Payments— Termination Following Change in Control by Company for Convenience;
Non-Renewal by Company; Good Reason

Name	Lump Sum ($)(1)	Pro-Rated Target Bonus ($)(2)	Unpaid Bonus ($)(3)	Total ($)
Mr. Maxwell	--	--	--	--
Mr. Barajas	437,500	250,000	--	687,500
Mr. Konikowski	962,500	550,000	--	1,512,500

(1) Consists of a lump sum payment equal to the sum of the executive annual 2025 base salary in effect and the full target annual bonus for the year ended December 31, 2025.
(2) For purpose of this table, the pro-rated target bonus is equal to the actual amount earned for the year ended December 31, 2025.
(3) Under these circumstances, the employee would be entitled to any bonus earned for the prior fiscal year (the year ended December 31, 2024) that is unpaid as of the date of termination. We have not included the value of a post-termination bonus payment because no bonus was awarded with respect to the year ended December 31, 2024 or if awarded, has been paid.

Director Compensation Table

The following table shows information about non-employee director compensation for the year ended December 31, 2025:

Director	Total
Mr. Maxwell III	$250,000
Mr. Kennedy	$150,000
Ms. Bush	$170,000
Mr. Bill	$151,098

CEO Pay Ratio for 2025
Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:

For the year ended December 31, 2025:

•The median of the annual total compensation of all employees of our Company (other than our CEO) was $78,974; and

•The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Form 10-K/A, was $26,718.

Based on this information, the ratio of our CEO’s annual total compensation to the median of the annual total compensation of all employees was 0.3:1.

Methodology

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•Selection of Determination Date. We determined that, as of December 31, 2025, our employee population consisted of 203 employees globally. This population included all of our full-time and part-time employees.

•Identification of Median Employee. To identify the “median employee” from our employee population, we reviewed the gross wages. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. We did not make any cost-of-living adjustments in identifying the “median employee.”

•Calculation of Annual Total Compensation. Once we identified our median employee, we combined all the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $78,974.

For our CEO’s annual total compensation, we used the amount reported in the “Total” column (column (j)) of our 2025 Summary Compensation Table included in this Form 10-K/A for Mr. Maxwell, as he was serving as of the determination date set forth above.

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

During the year ended December 31, 2025, the largest aggregate amount outstanding under the Subordinated Debt Facility was zero. As of December 31, 2025, the Company had borrowings of zero outstanding under the Subordinated Debt Facility. During the year ended December 31, 2025, the Company paid interest of zero under the Subordinated Debt Facility.

Historical Transactions with Affiliates

The Company enters into transactions with and pay certain costs on behalf of affiliates (specifically, TexEx Energy Operating, LLC, and National Gas & Electric, LLC (“NG&E”) that are commonly controlled in order to reduce risk, reduce administrative expense, create economies of scale, create strategic alliances and supply goods and services to these related parties. The Company also sells natural gas to NG&E. Affiliated transactions include certain services to the affiliated companies associated with employee benefits provided through the Company’s benefit plans, insurance plans, leased office space, administrative salaries, due diligence work, recurring management consulting, and accounting, tax, legal, or technology services. Amounts billed are based on the services provided, departmental usage, or headcount, which are considered reasonable by management. Where costs incurred on behalf of the affiliate or the Company cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or the Company based on estimates of percentage of departmental usage, wages or headcount. As such, the Company’s financial statements include costs that have been incurred by the Company and then directly billed or allocated to affiliates, as well as costs that have been incurred by the Company’s affiliates and then directly billed or allocated to the Company. The paragraphs below describe transactions arising from historical relationships that existed between the Company and other affiliates during the year ended December 31, 2025.

Cost allocations

The total net amount direct billed and allocated to affiliates was ($5.9) million for the year ended December 31, 2025. These amounts include the payments for administrative costs for information technology, power and gas supply, employee benefits and other services with NG&E, TxEx, Parent and other affiliated entities. These amounts also include the payments discussed in more detail below under the heading “—Office Lease and Facilities” and “—Transactions with NG&E.”

Office Lease and Facilities

The Company shares its corporate headquarters with certain of its affiliates. NuDevco Midstream Development, LLC, an indirect subsidiary of TxEx, is the lessee under the current lease agreement covering the Company’s corporate headquarters. NuDevco Midstream Development, LLC pays the entire lease payment and facilities charges on behalf of the affiliates of TxEx, and the Company reimburses NuDevco Midstream Development, LLC for the Company’s share. During the year ended December 31, 2025, the Company paid affiliates $1.6 million in lease payments and facilities charges.

Transactions with NG&E

Retail revenues-affiliates recorded in net asset optimization revenues in the combined statements of operations for the year period ended December 31, 2025 were $1.2 million. Cost of revenues-affiliates recorded in net asset optimization revenues in the combined statements of operations for the year ended December 31, 2025 were less than $0.1 million.

The Company's retail cost of revenue include gains/(losses) related to derivative instruments transactions with affiliates. For the year ended December 31, 2025, we recognized loss of $0.2 million in retail cost of revenue related to derivative instruments settlements.

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

Item 14. Principal Accounting Fees and Services

Audit and Other Fees

The table below sets forth the aggregate fees billed by Grant Thornton LLP, our current independent registered public accountant, for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees(1)	$614,242	$777,233
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$614,242	$777,233

(1)
Audit fees represent fees for professional services provided in connection with: (a) the annual audit of our consolidated financial statements for the years ended December 31, 2025 and 2024; (b) the review of our quarterly consolidated financial statements; (c) assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and (d) review of our other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards for the years ended December 31, 2025 and 2024.

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

* Filed with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026
** Furnished with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026
*** Filed herewith
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

April 27, 2026	Via Renewables, Inc.
	By:	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)