Form 10-Q
period 2026-03-31
Via Renewables, Inc.
filed 2026-04-30
CIK 1606268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
        Yes ☐    No ☒

There were 3,792,493 shares of Class A common stock, 3,530,836 shares of Class B common stock and 2,094,372 shares of Series A Preferred Stock outstanding as of April 28, 2026.

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
•competition; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in our Quarterly Reports on Form 10-Q in “Item 1A — Risk Factors” of this Report, and in our other public filings and press releases.

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

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share counts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,591	$41,760
Restricted cash	—	1,121
Accounts receivable, net of allowance for credit losses of $2,490 at March 31, 2026 and $2,670 at December 31, 2025	74,193	85,884
Accounts receivable—affiliates	5,926	6,265
Inventory	753	2,928
Fair value of derivative assets, net	3,007	2,565
Customer acquisition costs, net	8,038	7,761
Customer relationships, net	4,205	6,955
Deposits	3,955	4,903
Renewable energy credit asset	29,257	25,521
Other current assets	9,308	10,562
Total current assets	189,233	196,225
Property and equipment, net	5,916	6,447
Fair value of derivative assets, net (1)	482	711
Customer acquisition costs, net	3,171	3,101
Customer relationships, net	83	251
Deferred tax assets	1,619	1,839
Goodwill	120,343	120,343
Other assets	2,135	2,372
Total assets	$322,982	$331,289

Liabilities, Series A Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$29,421	$40,938
Accounts payable—affiliates	571	663
Accrued liabilities	16,693	20,243
Renewable energy credit liability	15,972	13,040
Fair value of derivative liabilities, net	5,191	2,156
Other current liabilities	58	58
Total current liabilities	67,906	77,098
Long-term liabilities:
Fair value of derivative liabilities, net	728	55
Long-term portion of Senior Credit Facility	130,000	120,000
Total liabilities	198,634	197,153
Commitments and contingencies (Note 12)

Series A Preferred Stock, par value $0.01 per share, 20,000,000 shares authorized, 2,094,372 shares issued and outstanding at March 31, 2026 and 2,327,080 shares issued and outstanding at December 31, 2025	50,927	56,766

Stockholders’ equity:
Common Stock:

Class A common stock, par value $0.01 per share, 120,000,000 shares authorized, 3,792,493 shares issued and outstanding at March 31, 2026 and December 31, 2025	38	38
Class B common stock, par value $0.01 per share, 60,000,000 shares authorized, 3,530,836 shares issued and outstanding at March 31, 2026 and December 31, 2025	35	35

Additional paid-in capital	40,785	40,538
Accumulated other comprehensive loss	(40)	(40)
Retained earnings	25,494	27,110
Total stockholders’ equity	66,312	67,681
Non-controlling interest in Spark HoldCo, LLC	7,109	9,689
Total equity	73,421	77,370
Total liabilities, Series A Preferred Stock and Stockholders’ equity	$322,982	$331,289

(1) Fair value of derivative asset includes $1.2 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively, related to affiliates.

The accompanying notes are an integral part of the condensed consolidated financial statements.

 VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Retail revenues	$155,368	$144,503
Net asset optimization gain (expense)	3,661	(2,249)
Other revenue	—	3
Total Revenues	159,029	142,257
Operating Expenses:
Retail cost of revenues	132,618	95,393
General and administrative	15,721	16,992
Depreciation and amortization	5,874	5,028
Total Operating Expenses	154,213	117,413
Operating income	4,816	24,844
Other (expense):
Interest expense	(2,520)	(1,818)
Interest and other (expense)/income	(128)	37
Total other expenses	(2,648)	(1,781)
Income before income tax expense	2,168	23,063
Income tax expense	454	4,596
Net income	$1,714	$18,467
Less: Net (loss) income attributable to non-controlling interests	(339)	9,669
Net income attributable to Via Renewables, Inc. stockholders	$2,053	$8,798
Less: Dividend on Series A Preferred Stock	1,597	2,328
Net income attributable to stockholders of Class A common stock	$456	$6,470

Net income (loss) attributable to Via Renewables, Inc. per share of Class A common stock
Basic	$0.12	$1.83
Diluted	$(0.01)	$1.83

Weighted average shares of Class A common stock outstanding
Basic	3,792	3,533
Diluted	7,323	3,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2026
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2025	3,793	3,531	$38	$35	$(40)	$40,538	$27,110	$67,681	$9,689	$77,370
Consolidated net income (loss)	—	—	—	—	—	—	2,053	2,053	(339)	1,714
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	(1,994)	(1,994)
Distribution to controlling interest	—	—	—	—	—	—	(2,072)	(2,072)	—	(2,072)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	(1,597)	(1,597)	—	(1,597)
Changes in ownership interest	—	—	—	—	—	247	—	247	(247)	—
Balance at March 31, 2026	3,793	3,531	$38	$35	$(40)	$40,785	$25,494	$66,312	$7,109	$73,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

Three Months Ended March 31, 2025
	Issued Shares of Class A Common Stock	Issued Shares of Class B Common Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2024	3,530	3,794	$35	$38	$(40)	$39,719	$26,981	$66,733	$14,228	$80,961
Consolidated net income	—	—	—	—	—	—	8,798	8,798	9,669	18,467
Distributions paid to non-controlling unit holders	—	—	—	—	—	—	—	—	(4,887)	(4,887)
Distribution to controlling interest	263	(263)	3	(3)	—	(223)	—	(223)	—	(223)
Dividends paid to Preferred Stockholders	—	—	—	—	—	—	(2,328)	(2,328)	—	(2,328)
Changes in ownership interest	—	—	—	—	—	(267)	—	(267)	267	—
Balance at March 31, 2025	3,793	3,531	$38	$35	$(40)	$39,229	$33,451	$72,713	$19,277	$91,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIA RENEWABLES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,714	$18,467
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization expense	5,874	5,028
Deferred income taxes	220	2,030
Amortization of deferred financing costs	229	167
Bad debt expense	229	688
Gain on derivatives, net	(9,086)	(4,386)
Current period cash settlements on derivatives, net	13,026	3,900
Other	136	62
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,462	(5,688)
Decrease (increase) in accounts receivable—affiliates	340	(141)
Decrease in inventory	2,175	1,387
Increase in customer acquisition costs	(2,811)	(1,500)
Increase in prepaid and other current assets	(2,209)	(599)
Decrease in intangible assets—customer acquisition costs	—	7,717
Decrease in other assets	136	170
Decrease in accounts payable and accrued liabilities	(11,951)	(3,397)
(Decrease) increase in accounts payable—affiliates	(92)	919
Increase in other current liabilities	—	126
Net cash provided by operating activities	9,392	24,950
Cash flows from investing activities:
Purchases of property and equipment	(245)	(1,415)
Acquisition of Customers	—	(12,590)
Net cash used in investing activities	(245)	(14,005)
Cash flows from financing activities:
Redemption of Series A Preferred Stock	(5,874)	(143)
Borrowings on notes payable	120,000	138,000
Payments on notes payable	(110,000)	(143,000)
Payment of distribution to Class A common stockholders	(2,072)	—
Payment of distributions to non-controlling unitholders	(1,928)	(6,000)
Payment of Preferred Stock dividends	(1,563)	(2,429)
Net cash used in financing activities	(1,437)	(13,572)
(Decrease) increase in Cash, cash equivalents and Restricted cash	7,710	(2,627)
Cash, cash equivalents and Restricted cash—beginning of period	42,881	70,259
Cash, cash equivalents and Restricted cash—end of period	$50,591	$67,632
Supplemental Disclosure of Cash Flow Information:
Non-cash items:
Property and equipment purchase accrual	$(249)	$(16)
Cash paid during the period for:
Interest	$2,152	$1,621
Taxes	$96	$104
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
2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as it applies to interim financial statements. This information should be read along with our consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Our unaudited condensed consolidated financial statements are presented on a consolidated basis and include all wholly-owned and controlled subsidiaries. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the unaudited condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets. The amendments in the ASU provide practical expedient and an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company adopted the guidance as of January 1, 2026, and has applied the practical expedient prospectively. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. The ASU will be effective for interim periods beginning in 2028, though early adoption is permitted. This ASU is not expected to have a significant impact on our financial statements.

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

	Reportable Segments
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments	Retail Electricity (c)	Retail Natural Gas	Total Reportable Segments

Primary markets (a)
New England	$20,352	$9,970	$30,322	$21,272	$5,195	$26,467
Mid-Atlantic	46,306	22,789	69,095	38,860	20,224	59,084
Midwest	8,551	13,943	22,494	8,119	12,219	20,338
Southwest	11,657	21,800	33,457	12,469	26,145	38,614
	$86,866	$68,502	$155,368	$80,720	$63,783	$144,503

Customer type
Commercial	$8,872	$30,242	$39,114	$10,801	$35,046	$45,847
Residential	64,799	24,148	88,947	76,217	28,503	104,720
Unbilled revenue (b)	13,195	14,112	27,307	(6,298)	234	(6,064)
	$86,866	$68,502	$155,368	$80,720	$63,783	$144,503

Customer credit risk
POR	$63,134	$34,527	$97,661	$55,934	$28,966	$84,900
Non-POR	23,732	33,975	57,707	24,786	34,817	59,603
	$86,866	$68,502	$155,368	$80,720	$63,783	$144,503

Reportable Segments

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

(c) Retail Electricity includes Services.

Reconciliation to Condensed Consolidated Financial Information

A reconciliation of the reportable segment operating revenues to consolidated revenues is as follows:

	Three Months Ended March 31,
	2026	2025
Total Reportable Segments Revenue	$155,368	$144,503
Net asset optimization gain (expense)	3,661	(2,249)
Other Revenue	—	3
Total Revenues	$159,029	$142,257

We record gross receipts taxes on a gross basis in retail revenues and retail cost of revenues. During the three months ended March 31, 2026 and 2025, our retail revenues included gross receipts taxes of $0.2 million and $0.3 million, respectively, and our retail cost of revenues included gross receipts taxes of $2.4 million and $1.8 million, respectively.

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

The following table reflects the Company's beginning and ending balances of our account receivables.

	Three Months Ended March 31,
	2026	2025
Beginning balance accounts receivables	$85,884	$65,442
Ending balance of accounts receivables	$74,193	$70,442

We assess the adequacy of the allowance for credit losses through review of an aging of customer accounts receivable and general economic conditions in the markets that we serve. Bad debt expense of $0.2 million and $0.7 million was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, respectively.

A rollforward of our allowance for credit losses for the three months ended March 31, 2026 are presented in the table below (in thousands):

Balance at December 31, 2025	$(2,670)
Current period credit loss provision	(229)
Write-offs	414
Recovery of previous write-offs	(5)
Balance at March 31, 2026	$(2,490)

4. Equity

Non-controlling Interest

We hold an economic interest and are the sole managing member in Spark HoldCo, with affiliates of Mr. Maxwell holding the remaining economic interests in Spark HoldCo. As a result, we consolidate the financial position and results of operations of Spark HoldCo, and reflect the economic interests owned by these affiliates as a non- controlling interest.

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

During the three months ended March 31, 2026 Spark HoldCo distributed $1.9 million in cash to the non-controlling interest holder and distributed $2.1 million in cash to the controlling interest holder. The distribution during the three months ended March 31, 2026 did not result in share transfer and change in equity ownership.

The following table summarizes the effects of changes in the Company's ownership interest in Spark HoldCo's equity (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Via Renewables, Inc. stockholders	$2,053	$8,798
Transfers (to) from the non-controlling interest	—	—
Decrease in Via Renewables additional paid in capital from the equity shift	—	(223)
Net transfers (to) from non-controlling interest	—	(223)
Changes from net income attributable to Via Renewables stockholders and transfers (to) from non-controlling interest	$2,053	$8,575

The Company and affiliates owned the following economic interests in Spark HoldCo at March 31, 2026 and December 31, 2025, respectively.

	The Company	Affiliated Owners
March 31, 2026	51.79%	48.21%
December 31, 2025	51.79%	48.21%

The following table summarizes the portion of net income and income tax expense attributable to non-controlling interest (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income before taxes allocated to non-controlling interest	$(345)	$10,285
Less: Income tax (benefit) expense allocated to non-controlling interest	(6)	616
Net (loss) income attributable to non-controlling interests	$(339)	$9,669

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

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Via Renewables, Inc. stockholders	$2,053	$8,798
Less: Dividend on Series A Preferred Stock	1,597	2,328
Net income attributable to stockholders of Class A common stock	$456	$6,470

Basic weighted average Class A common shares outstanding	3,792	3,533
Basic earnings per share attributable to stockholders	$0.12	$1.83

Net income attributable to stockholders of Class A common stock	$456	$6,470
Effect of conversion of Class B common stock to shares of Class A common stock	(505)	—
Diluted net (loss) income attributable to stockholders of Class A common stock	$(49)	$6,470

Basic weighted average Class A common shares outstanding	3,792	3,533
Effect of dilutive Class B common stock	3,531	—
Diluted weighted average shares outstanding	7,323	3,533

Diluted (loss) earnings per share attributable to stockholders	$(0.01)	$1.83

The computation of diluted earnings per share for the three months ended March 31, 2025, excludes 3.8 million shares of Class B common stock because the effect of their conversion was antidilutive. The Company’s outstanding shares of Series A Preferred Stock were not included in the calculation of diluted earnings per share because they contain only contingent redemption provisions that have not occurred.

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

The assets of Spark HoldCo cannot be used to settle our obligations except through distributions to us, and the liabilities of Spark HoldCo cannot be settled by us except through contributions to Spark HoldCo. The following table includes the carrying amounts and classification of the assets and liabilities of Spark HoldCo that are included in our condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,510	$41,646
Accounts receivable	73,542	85,819
Other current assets	(2,100)	12,564
Total current assets	121,952	140,029
Non-current assets:
Goodwill	120,343	120,343
Other assets	13,138	14,000
Total non-current assets	133,481	134,343
Total Assets	$255,433	$274,372

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$45,390	$60,540
Other current liabilities	13,666	16,935
Total current liabilities	59,056	77,475
Long-term liabilities:
Long-term portion of Senior Credit Facility	130,000	120,000
Other long-term liabilities	728	55
Total long-term liabilities	130,728	120,055
Total Liabilities	$189,784	$197,530

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

During the three months ended March 31, 2026, we paid $1.6 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2026, we had accrued $1.4 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2026.

On April 15, 2026, we declared a quarterly cash dividend in the amount of $0.65704 per share of Series A Preferred Stock. The dividend will be paid on July 15, 2026 to holders of record on July 1, 2026 of the Series A Preferred Stock.

On January 16, 2026, we announced the redemption of 232,708 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of February 17, 2026. We paid $5.9 million on the redemption date.

On April 20, 2026, we announced the redemption of 209,437 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which will be May 20, 2026.

A summary of our preferred equity balance for the three months ended March 31, 2026 is as follows:

(In thousands)
Balance at December 31, 2025	$56,766
Redemption of Series A Preferred Stock	(5,653)
Accumulated dividends on Series A Preferred Stock	(186)
Balance at March 31, 2026	$50,927
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

Derivative assets and liabilities are presented net in our condensed consolidated balance sheets when the derivative instruments are executed with the same counterparty under a master netting arrangement. Our derivative contracts include transactions that are executed both on an exchange and centrally cleared, as well as over-the-counter, bilateral contracts that are transacted directly with third parties. To the extent we have paid or received collateral related to the derivative assets or liabilities, such amounts would be presented net against the related derivative asset or liability’s fair value. As of March 31, 2026 and December 31, 2025, we offset $1.3 million and $0.8 million, respectively, in collateral to net against the related derivative liability’s fair value. The specific types of derivative instruments we may execute to manage the commodity price risk include the following:

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

Volumes Underlying Derivative Transactions

The following table summarizes the net notional volumes of our open derivative financial instruments accounted for at fair value by commodity. Positive amounts represent net buys while bracketed amounts are net sell transactions (in thousands):
Non-trading

Commodity	Notional	March 31, 2026	December 31, 2025
Natural Gas	MMBtu	7,585	7,674
Electricity	MWh	1,162	951
Trading

Commodity	Notional	March 31, 2026	December 31, 2025
Natural Gas	MMBtu	1,502	2,425
Electricity	MWh	(2)	—
Gains (Losses) on Derivative Instruments

Gains (losses) on derivative instruments, net and current period settlements on derivative instruments were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Gain on non-trading derivatives, net	$8,575	$6,554
Gain (Loss) on trading derivatives, net	511	(2,168)
Gain on derivatives, net	$9,086	$4,386
Current period settlements on non-trading derivatives	(13,009)	(3,900)
Current period settlements on trading derivatives	(17)	—
Total current period settlements on derivatives	$(13,026)	$(3,900)

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

Fair Value of Derivative Instruments

The following tables summarize the fair value and offsetting amounts of our derivative instruments by counterparty and collateral received or paid (in thousands):

	March 31, 2026
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$6,921	$(4,113)	$2,808	$(9)	$2,799
Trading commodity derivatives	308	(100)	208	—	208
Total Current Derivative Assets	7,229	(4,213)	3,016	(9)	3,007
Non-trading commodity derivatives	2,952	(2,468)	484	—	484
Trading commodity derivatives	145	(147)	(2)	—	(2)
Total Non-current Derivative Assets	3,097	(2,615)	482	—	482
Total Derivative Assets	$10,326	$(6,828)	$3,498	$(9)	$3,489

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(11,063)	$5,478	$(5,585)	$1,011	$(4,574)
Trading commodity derivatives	(708)	91	(617)	—	(617)
Total Current Derivative Liabilities	(11,771)	5,569	(6,202)	1,011	(5,191)
Non-trading commodity derivatives	(2,008)	1,035	(973)	278	(695)
Trading commodity derivatives	(136)	103	(33)	—	(33)
Total Non-current Derivative Liabilities	(2,144)	1,138	(1,006)	278	(728)
Total Derivative Liabilities	$(13,915)	$6,707	$(7,208)	$1,289	$(5,919)

	December 31, 2025
Description	Gross Assets	Gross Amounts Offset	Net Assets	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$6,668	$(4,394)	$2,274	$—	$2,274
Trading commodity derivatives	428	(137)	291	—	291
Total Current Derivative Assets	7,096	(4,531)	2,565	—	2,565
Non-trading commodity derivatives	1,882	(968)	915	(204)	711
Trading commodity derivatives	4	(3)	—	—	—
Total Non-current Derivative Assets	1,886	(971)	915	(204)	711
Total Derivative Assets	$8,982	$(5,502)	$3,480	$(204)	$3,276

Description	Gross Liabilities	Gross Amounts Offset	Net Liabilities	Cash Collateral Offset	Net Amount Presented
Non-trading commodity derivatives	$(7,331)	$5,335	$(1,996)	$1,038	$(958)
Trading commodity derivatives	(1,221)	23	(1,198)	—	(1,198)
Total Current Derivative Liabilities	(8,552)	5,358	(3,194)	1,038	(2,156)
Non-trading commodity derivatives	(530)	507	(22)	—	(22)
Trading commodity derivatives	(46)	13	(33)	—	(33)
Total Non-current Derivative Liabilities	(576)	520	(55)	—	(55)
Total Derivative Liabilities	$(9,128)	$5,878	$(3,249)	$1,038	$(2,211)

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated useful lives (years)	March 31, 2026	December 31, 2025
Information technology	2 – 5	$10,991	$11,023
Furniture and fixtures	2 – 5	30	—
Other	7	69	69
Total		11,090	11,092
Accumulated depreciation		(5,174)	(4,645)
Property and equipment—net		$5,916	$6,447

Information technology assets include software and consultant time used in the application, development and implementation of various systems including customer billing and resource management systems. As of March 31, 2026 and December 31, 2025, information technology includes $0.8 million and $0.9 million, respectively, of costs associated with assets not yet placed into service.

Depreciation expense recorded in the condensed consolidated statements of operations was $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025.

8. Intangible Assets
Goodwill, customer relationships and trademarks consist of the following amounts (in thousands):

	March 31, 2026	December 31, 2025
Goodwill	$120,343	$120,343
Customer relationships—Other
Cost	$18,090	$18,090
Accumulated amortization	(13,802)	(10,884)
Customer relationships—Other, net	$4,288	$7,206
Trademarks
Cost	$4,040	$4,040
Accumulated amortization	(2,525)	(2,424)
Trademarks, net	$1,515	$1,616

Changes in goodwill, customer relationships (including non-compete agreements) and trademarks consisted of the following (in thousands):

	Goodwill	Customer Relationships— Other	Trademarks
Balance at December 31, 2025	$120,343	$7,206	$1,616
Additions	—	—	—
Amortization	—	(2,918)	(101)
Balance at March 31, 2026	$120,343	$4,288	$1,515

Estimated future amortization expense for customer relationships and trademarks at March 31, 2026 is as follows (in thousands):

Year ending December 31,
2026 (remaining nine months)	$4,340
2027	655
2028	404
2029	404
2030	—
> 5 years	—
Total	$5,803

9. Debt
Debt consists of the following amounts as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Long-term debt:
Senior Credit Facility (1) (2)	$130,000	$120,000
Subordinated Debt	—	—
Total long-term debt	130,000	120,000
Total debt	$130,000	$120,000
(1) As of March 31, 2026 and December 31, 2025, the weighted average interest rate on the Senior Credit Facility was 6.91% and 6.95%, respectively.
(2) As of March 31, 2026 and December 31, 2025, we had $37.9 million and $36.7 million in letters of credit issued, respectively.

Capitalized financing costs associated with our Senior Credit Facility (as defined below under "Senior Credit Facility") were $1.1 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively. Of these amounts, $0.9 million and $0.9 million are recorded in other current assets, and $0.2 million and $0.5 million are recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Interest expense consists of the following components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Senior Credit Facility	$1,795	$1,595
Letters of credit fees and commitment fees	492	40
Amortization of deferred financing costs	229	167
Other	4	16
Interest Expense	$2,520	$1,818

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

The Senior Credit Facility contains covenants that, among other things, require the maintenance of specified ratios or conditions including:

•Minimum Fixed Charge Coverage Ratio. The Company must maintain a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. The Minimum Fixed Charge Coverage Ratio is defined as the ratio of (a) Adjusted EBITDA to (b) the sum of, among other things, consolidated interest expense, letter of credit fees, non-utilization fees, earn-out payments, certain restricted payments, taxes, and payments made on or after July 31, 2020 related to the settlement of civil and regulatory matters if not included in the calculation of Adjusted EBITDA. Our Minimum Fixed Charge Coverage Ratio as of March 31, 2026 was 1.21 to 1.00.

•Maximum Total Leverage Ratio. The Company must maintain a ratio of (x) the sum of all consolidated indebtedness (excluding eligible subordinated debt and letter of credit obligations), plus (y) gross amounts reserved for civil and regulatory liabilities identified in filings with the SEC, to Adjusted EBITDA of no more than 3.00 to 1.00. Our Maximum Total Leverage Ratio as of March 31, 2026 was 2.35 to 1.00.
As of March 31, 2026, the Company was in compliance with financial covenants under the Senior Credit Facility. The Company continues to manage the impact of commodity costs on financial covenant compliance. Maintaining compliance with our covenants under our Senior Credit Facility may impact our ability to pay dividends on our Series A Preferred Stock.

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

As of March 31, 2026, and December 31, 2025, there were zero outstanding borrowings under the Subordinated Debt Facility.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis by and their level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Non-trading commodity derivative assets	$176	$3,107	$—	$3,283
Trading commodity derivative assets	187	19	—	206
Total commodity derivative assets	$363	$3,126	$—	$3,489
Non-trading commodity derivative liabilities	$—	$(5,269)	$—	$(5,269)
Trading commodity derivative liabilities	—	(650)	—	(650)
Total commodity derivative liabilities	$—	$(5,919)	$—	$(5,919)

	Level 1	Level 2	Level 3	Total
December 31, 2025
Non-trading commodity derivative assets	$—	$2,985	$—	$2,985
Trading commodity derivative assets	—	291	—	291
Total commodity derivative assets	$—	$3,276	$—	$3,276
Non-trading commodity derivative liabilities	$—	$(980)	$—	$(980)
Trading commodity derivative liabilities	—	(1,231)	—	(1,231)
Total commodity derivative liabilities	$—	$(2,211)	$—	$(2,211)

We had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2026 and the year ended December 31, 2025.

Our derivative contracts include exchange-traded contracts valued utilizing readily available quoted market prices and non-exchange-traded contracts valued using market price quotations available through brokers or over-the-counter and on-line exchanges.

In addition, in determining the fair value of our derivative contracts, we apply a credit risk valuation adjustment to reflect credit risk, which is calculated based on our or the counterparty’s historical credit risks. As of March 31, 2026 and December 31, 2025, the credit risk valuation adjustment was a reduction of derivative liabilities, net of $0.1 million and less than $0.1 million, respectively.

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

The effective U.S. federal and state income tax rate for the three months ended March 31, 2026 and 2025 was 20.9% and 19.9%, respectively. The effective tax rate for three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes and the benefit provided from Spark HoldCo operating as a limited liability company, which is treated as a partnership for federal and state income tax purposes and is not subject to federal and state income taxes. Accordingly, the portion of earnings attributable to non-controlling interest is subject to tax when reported as a component of the non-controlling interest holders’ taxable income.
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

On January 14, 2021, Glikin, et al. v. Major Energy Electric Services, LLC, a purported variable rate class action was filed by a Maryland customer in the United States District Court, Southern District of New York, attempting to represent a class of all Major Energy customers (she being a customer of Entrust, which Major Energy acts as a successor to) who was charged a variable rate for energy by Major Energy. The Company moved this case to the United States District Court for the District of Maryland (Case No. 1:21-cv-03251-MJM) and in December 2023 filed a motion to dismiss the lawsuit. In September 2024, the Court granted the Company’s motion that argued that Glikin had failed to exhaust her administrative remedies and that, if she wishes to proceed, she must first go to the Maryland Public Service Commission (“Maryland PSC”). On November 6, 2024, Glikin filed a complaint with the Maryland PSC. The Company responded to her complaint on February 28, 2025. On May 19, 2025, the PSC dismissed Plaintiff’s claims for failure to state a claim, concluding that the Company’s pricing practices did not violate Maryland law or applicable regulations and that its descriptions of prices as “competitive” did not constitute fraudulent or deceptive conduct. Plaintiff filed a motion to lift the federal court stay on June 16, 2025, which the Court granted on July 21, 2025. The Company filed a renewed motion to dismiss in federal court; the federal court heard oral arguments on October 7, 2025. On March 31, 2026, the Court granted the motion in part and denied it in part, dismissing with prejudice any breach of contract claim based on the Company’s welcome letter, and dismissed without prejudice Plaintiff’s unjust enrichment claim; the Court denied the motion to dismiss as to Plaintiff’s remaining claims for breach of contract based on the underlying Entrust contract’s variable rate pricing terms, as well as for breach of the implied covenant of good faith and fair dealing. The case remains pending and we do not believe it will have a material impact to the Company.

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

From time-to-time the Company and its operating subsidiaries receive TCPA-based lawsuits, which are without merit as the Company has a robust telemarketing compliance program in place. One case is pending, Clark v. Via Renewables, Inc. (filed January 30, 2024) which we believe will not have a material impact on the Company, and one case has settled for a di minimis amount, Grant v. Via Renewables, Inc. (filed November 15, 2024, settled January 2026).

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

The Delaware Court of Chancery has consolidated these actions under the caption In re Via Renewables, Inc. Merger Litigation (C.A. No. 2024-0762-KSJM), and appointed lead counsel and a lead plaintiff. The consolidated action remains pending before Vice Chancellor McCormick. Defendants have filed a motion to dismiss this matter which is pending before the Delaware Chancery Court. Oral arguments on such motion are scheduled for May 2026. Related to this action, on January 15, 2026, Jones Walker, LLP filed an action in Louisiana to recover certain legal fees that have been disputed by the Company.

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

New York. Verde Energy USA New York, LLC (“Verde New York”) is the subject of a proceeding before the New York State Public Service Commission (the “NYPSC”) captioned “Proceeding on Motion of the Commission to Seek Consequences Against Verde Energy USA New York, LLC for Violations of the Uniform Business Practices,” Case No. 25-E-0763 (the “Proceeding”). On January 26, 2026, the NYPSC issued an Order Instituting Proceeding and to Show Cause (the “Order”). The Order references allegations by the NYPSC staff that Verde New York violated the NYPSC’s Uniform Business Practices (“UBP”), including with respect to customer enrollment practices and the maintenance and/or production of verifiable proof of customer authorization and related enrollment records, and related compliance with staff information requests. The allegations arose in connection with the activities of a third-party marketing agent retained by Verde New York, whose relationship Verde New York terminated in October 2025 upon discovering the conduct at issue. On March 25, 2026, Verde New York filed a preliminary response to the Order, asserting that it took prompt remedial action upon discovering the issues. On April 9, 2026, the New York State Department of Public Service (the “Department”) issued a Notice of Apparent Violation (“NOAV”) to PTM Marketing & Consulting Inc. (“PTM”), a registered Energy Consultant and the third-party marketing agent previously retained by Verde New York, under Matter No. 26-00718. The NOAV alleges that PTM violated the UBP by engaging in misleading or deceptive conduct through in-person marketing activities conducted on behalf of multiple ESCOs, including Verde New York. The Department cited seven customer complaints filed against Verde New York and sixteen complaints filed against another Company. The Proceeding and the NOAV remain pending. The Company cannot predict the outcome of either matter or reasonably estimate the amount or range of potential loss, if any. The NOAV and the underlying complaints could result in additional regulatory scrutiny of Verde New York’s enrollment practices or be cited in the pending Proceeding. An adverse outcome in the Proceeding could result in the revocation of Verde New York’s eligibility to operate as an ESCO in New York, other operational restrictions, monetary consequences, and/or customer remediation obligations.

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

For example, in Maryland, Senate Bill 1, which took effect December 31, 2024, placed new restrictions on how retail suppliers can operate. Under the new law, suppliers are required to send separate bills, adhere to price caps tied to a trailing twelve-month average of standard offer service rates, license sales agents who may not earn commissions, eliminate automatic renewals, and limit contracts to one year. Since the law took effect, no retail suppliers have been actively offering residential supply contracts in the state, resulting in the effective closure of the residential competitive market. However, in the 2026 legislative session, the Maryland General Assembly advanced the Utility RELIEF Act, a sweeping energy package that, among other provisions, aims to bring energy suppliers back into Maryland’s marketplace to compete with the utilities by offering them additional flexibility over current law, including the ability to enter into three-year contracts with customers and charge up to 110% of the standard offer service rate. The House and Senate reached a deal on the legislation on April 8, 2026, and it must be sent to Governor Wes Moore for his signature before the session concludes on April 13. The Company views these developments as potentially favorable for the resumption of competitive retail supply activity in Maryland, though the ultimate impact will depend on the final terms of the enacted legislation and subsequent regulatory implementation.

In Massachusetts, the House of Representatives passed H.5151, a broad energy affordability bill, on February 26, 2026. The bill passed the House 128–27 and now goes to the Senate for consideration. Among its provisions, the legislation includes a provision to give municipalities the option to ban third-party competitive energy suppliers, marketers, or brokers from renewing or executing new contracts in their city or town. The municipal opt-out provision was a compromise that avoided an all-out ban on competitive suppliers while preserving local choice. Municipal aggregation programs would not be impacted by the provision. The bill also includes reforms to automatic renewal practices, third-party verification requirements for in-person and telephonic residential sales, reforms to the purchase of receivables system, protections for low-income customers, restrictions on contract exit fees, and measures to address greenwashing. Consumer advocates and the Attorney General’s office have pointed to over $650 million in excess payments by competitive supply customers compared to basic service rates since 2018 as justification for the reforms. The bill remains subject to Senate action and conference committee reconciliation, and its final form is not yet determined. The Company is actively engaged in monitoring and advocating its position as this legislation progresses.

The Company believes that ongoing engagement and transparency with state policymakers and regulators are essential to maintaining a stable and predictable regulatory environment and mitigating potential risks to its operations. There can be no assurance that legislative or regulatory outcomes in Maryland, Massachusetts, or other states will be favorable to the Company’s business model, and adverse developments could materially affect the Company’s ability to operate, acquire new customers, or retain existing customers in those jurisdictions.

Indirect Tax Audits

As of the date of filing these condensed consolidated financial statements, we are not subject to any indirect tax audits and have not identified any matters that would give rise to additional indirect tax liabilities.

As of March 31, 2026 and December 31, 2025, we had accrued $8.5 million and $10.5 million, respectively, related to litigation and regulatory matters. No accruals related to indirect tax audits were recorded as of March 31, 2026 and December 31, 2025, respectively. The accrual for litigation and regulatory matters, and indirect tax audits is recorded in accrued liabilities on the balance sheet. The outcome of each of these may result in additional expense.
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

The following tables presents asset and liability balances with affiliates (in thousands):

	March 31, 2026	December 31, 2025
Assets
Accounts Receivable - affiliates	$5,926	$6,265
Total Assets - affiliates	$5,926	$6,265

	March 31, 2026	December 31, 2025
Liabilities
Accounts Payable - affiliates	$571	$663
Total Liabilities - affiliates	$571	$663

The following table presents revenues and cost of revenues recorded in net asset optimization revenue associated with affiliates for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue NAO - affiliates	$797	$658
Less: Cost of Revenue NAO - affiliates	44	—
Net NAO - affiliates	$753	$658

The Company's retail cost of revenue includes gains/(losses) related to derivative instruments transactions with affiliates. For the three months ended March 31, 2026 and March 31, 2025, we recognized a loss of $1.2 million and a loss of $0.2 million, respectively, in retail cost of revenue related to derivative instrument settlements.

Cost Allocations

Where costs incurred on behalf of the affiliate or us cannot be determined by specific identification for direct billing, the costs are allocated to the affiliated entities or us based on estimates of percentage of departmental usage, wages or headcount. The total net amount direct billed and allocated to/(from) affiliates was $(2.4) million and $(0.6) million for the three months ended March 31, 2026 and 2025, respectively. The Company would have incurred incremental costs of $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, operating on a stand-alone basis.

Distributions to and Contributions from Affiliates

During the three months ended March 31, 2026 and 2025, Spark HoldCo made distributions to these affiliates for gross-up distributions of $0.1 million and zero, respectively, in connection with distributions made between Spark HoldCo and Via Renewables, Inc. for payment of income taxes incurred by us.

As discussed in Note 4 – Equity, on March 31, 2025, Spark HoldCo distributed $6.0 million in cash to the non-controlling interest holder, and the non-controlling interest holder transferred 262,891 shares of Class B common stock to the Company.

During the three months ended March 31, 2026, Spark HoldCo distributed $1.9 million in cash to the non-controlling interest holder and distributed $2.1 million in cash to the controlling interest holder. The distribution during the three months ended March 31, 2026 did not result in share transfer and change in equity ownership.

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

As of March 31, 2026 and December 31, 2025, there were zero outstanding borrowings under the Subordinated Debt Facility. See Note 9 “Debt” for a further description of terms and conditions of the Subordinated Debt Facility.

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

Three Months Ended March 31,
Financial data for business segments are as follows (in thousands):

Three Months Ended March 31, 2026
	Retail Electricity (1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$86,866	$68,502	$3,661	$—	$159,029
Retail cost of revenues	80,965	51,653	—	—	132,618
Less:
Net asset optimization gain(2)	—	—	3,661	—	3,661
Net, gain (loss) on non-trading derivative instruments	11,907	(3,332)	—	—	8,575
Current period settlements on non-trading derivatives	(14,026)	1,017	—	—	(13,009)
Retail Gross Margin	$8,020	$19,164	$—	$—	$27,184
Add: Reconciling items (3)					(773)
Gross Profit					$26,411
Total Assets at March 31, 2026	$2,519,762	$495,916	$395,468	$(3,088,164)	$322,982
Goodwill at March 31, 2026	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the three months ended March 31, 2026 we recorded asset optimization revenues of $22.8 million and asset optimization cost of revenues of $19.1 million, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

Three Months Ended March 31, 2025
	Retail Electricity(1)	Retail Natural Gas	Corporate and Other	Eliminations	Consolidated
Total revenues	$80,720	$63,783	$(2,246)	$—	$142,257
Retail cost of revenues	58,202	37,189	2	—	95,393
Less:
Net asset optimization expense (2)	—	—	(2,249)	—	(2,249)
Net, gain on non-trading derivative instruments	4,863	1,691	—	—	6,554
Current period settlements on non-trading derivatives	(3,759)	(141)	—	—	(3,900)
Retail Gross Margin	$21,414	$25,044	$1	$—	$46,459
Add: Reconciling items (3)					405
Gross Profit					$46,864
Total Assets at December 31, 2025	$2,310,059	$362,426	$383,591	$(2,724,787)	$331,289
Goodwill at December 31, 2025	$117,813	$2,530	$—	$—	$120,343
(1) Retail Electricity includes related services.
(2) For the three months ended March 31, 2025, we recorded asset optimization revenues of $20.1 million and asset optimization cost of revenues and $22.3 million, respectively, which are presented on a net basis in asset optimization revenues.
(3) Reconciling item includes net asset optimization expenses, net loss and gain on non-trading derivative instruments and current period settlements on non-trading activities.

15. Customer Acquisitions
Acquisition of Customer Books

In April and May 2025, we entered into two asset purchase agreements to acquire up to 16,800 RCEs for a cash purchase price of up to a maximum $1.8 million paid in cash or funded into escrow accounts. These gas customers are located in our existing markets and began transferring in May 2025 and June 2025. As we acquired customers under these acquisition agreements, we made payments to the sellers from the escrow accounts. Funds from the escrow account were released to the sellers as acquired customers transferred from the sellers to the Company in accordance with the asset purchase agreement, and any unallocated balance was returned to the Company once the acquisitions were complete. As of December 31, 2025, we've completed this acquisition and approximately 17,000 RCEs were transferred, and $1.4 million was paid to the sellers. As of March 31, 2026 and December 31, 2025, the balance in the escrow account was zero and $0.1 million.

16. Subsequent Events

Declaration of Dividends

On April 15, 2026 we declared a quarterly cash dividend in the amount of $0.65704 per share to holders of record of the Series A Preferred Stock on July 1, 2026. The dividend will be paid on July 15, 2026.

Partial Redemption of Series A Preferred Stock

On April 20, 2026, we announced the redemption of 209,437 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which will be May 20, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our 2025 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026. Results of operations and cash flows for the three months ended March 31, 2026 are not necessarily indicative of results to be attained for any other period. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
Overview

We are an independent retail energy services company founded in 1999 and are organized as a Delaware corporation that provides residential and commercial customers in competitive markets across the United States with an alternative choice for natural gas and electricity. We purchase our electricity and natural gas supply from a variety of wholesale providers and bill our customers monthly for the delivery of electricity and natural gas based on their consumption at either a fixed or variable price. Electricity and natural gas are then distributed to our customers by local regulated utility companies through their existing infrastructure. As of March 31, 2026, we operated in 106 utility service territories across 21 states and the District of Columbia.

Our business consists of two operating segments:

•Retail Electricity Segment. In this segment, we purchase electricity supply through physical and financial transactions with market counterparties and ISOs and supply electricity to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2026 and 2025, approximately 56% and 56%, respectively, of our retail revenues were derived from the sale of electricity.

•Retail Natural Gas Segment. In this segment, we purchase natural gas supply through physical and financial transactions with market counterparties and supply natural gas to residential and commercial consumers pursuant to fixed-price and variable-price contracts. For the three months ended March 31, 2026 and 2025, approximately 44% and 44%, respectively, of our retail revenues were derived from the sale of natural gas.

Recent Developments

Partial Redemption of Series A Preferred Stock

On January 15, 2026, we announced the redemption of 232,708 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the redemption date of February 17, 2026. We paid $5.9 million on the redemption date.

On April 20, 2026, we announced the redemption of 209,437 shares of our Series A Preferred Stock for a redemption price of $25.00 per share, plus any declared and unpaid dividends on the Series A Preferred Stock through and including the redemption date, which will be May 20, 2026.
Residential Customer Equivalents

We measure our number of customers using residential customer equivalents (“RCEs”). The following table shows our RCEs by segment during the three months ended March 31, 2026:

RCEs:

RCEs:
(In thousands)	December 31, 2025	Additions	Attrition	March 31, 2026	% Increase (Decrease)
Retail Electricity	225	35	42	218	(3)%
Retail Natural Gas	196	18	14	200	2%
Total Retail	421	53	56	418	(1)%

The following table details our count of RCEs by geographical location as of March 31, 2026:

RCEs by Geographic Location:
(In thousands)	Electricity	% of Total	Natural Gas	% of Total	Total	% of Total
New England	52	24%	21	11%	73	17%
Mid-Atlantic	111	51%	53	27%	164	39%
Midwest	21	10%	32	16%	53	13%
Southwest	34	15%	94	46%	128	31%
Total	218	100%	200	100%	418	100%

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

During the three months ended March 31, 2026, we added approximately 53,000 RCEs primarily through our various organic sales channels. Although we expect to continue to acquire customers organically in the future, our sales rate is dependent on market conditions and may slow in future periods.

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

Customer Attrition

Customer attrition occurs primarily as a result of: (i) customer initiated switches; (ii) residential moves; (iii) disconnection resulting from customer payment defaults; and (iv) proactive non-renewal of contracts. Average monthly customer attrition for the three months ended March 31, 2026 and 2025 was 4.5% and 4.3%, respectively. Customer attrition was higher than prior year primarily due to increased sales activity during three months ended March 31, 2026.

Customer Credit Risk

Our credit loss expense for the three months ended March 31, 2026 and 2025 was 1.1% and 0.9%, respectively, for non-purchase of receivable market ("non-POR") revenues. As the Company has increased sales activities in non-POR markets, we have experienced a slight increase in credit loss expense during the three months ended March 31, 2026.

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

Net asset optimization resulted in a gain of $3.7 million and $2.2 million for the three months ended March 31, 2026 and 2025 , respectively.

Non-GAAP Performance Measures

We use the Non-GAAP performance measures of Adjusted EBITDA and Retail Gross Margin to evaluate and measure our operating results as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Adjusted EBITDA (1)	$14,404	$27,714
Retail Gross Margin	$27,184	$46,459
(1) Adjusted EBITDA for three months ended March 31, 2026 includes an add back of $2.7 million and less than 0.1 million, respectively, related to non-recurring winter storm loss and merger agreement expense. Adjusted EBITDA for the three months ended March 31, 2025 includes an add back of $(0.2) million related to merger agreement expense.

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$1,714	$18,467
Depreciation and amortization	5,874	5,028
Interest expense	2,520	1,818
Income tax expense	454	4,596
EBITDA	10,562	29,909
Less:
Gain on derivative instruments	9,086	4,386
Cash settlements on derivative instruments	(13,026)	(3,900)
Customer acquisition costs	2,811	1,500
Plus:
Non-recuring winter storm loss	2,700	—
Merger agreement expense	13	(209)
Adjusted EBITDA	$14,404	$27,714
The following table presents a reconciliation of Adjusted EBITDA to net cash provided by operating activities for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$9,392	$24,950
Amortization of deferred financing costs	(229)	(167)
Bad debt expense	(229)	(688)
Interest expense	2,520	1,818
Income tax expense	454	4,596
Merger agreement expense	13	(209)
Non-recuring winter storm loss	2,700	—
Changes in operating working capital
Accounts receivable, prepaids and current assets	(9,593)	6,428
Inventory	(2,175)	(1,387)
Accounts payable and accrued liabilities	12,043	2,352
Other	(492)	(9,979)
Adjusted EBITDA	$14,404	$27,714
Cash Flow Data:
Net cash provided by operating activities	$9,392	$24,950
Net cash used in investing activities	$(245)	$(14,005)
Net cash used in financing activities	$(1,437)	$(13,572)

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of Retail Gross Margin to Gross Profit
Total Revenue	$159,029	$142,257
Less:
Retail cost of revenues	132,618	95,393
Gross Profit	$26,411	$46,864
Less:
Net asset optimization gain (expense)	3,661	(2,249)
Gain on non-trading derivative instruments	8,575	6,554
Cash settlements on non-trading derivative instruments	(13,009)	(3,900)
Retail Gross Margin	$27,184	$46,459
Retail Gross Margin - Retail Electricity Segment	$8,020	$21,414
Retail Gross Margin - Retail Natural Gas Segment	$19,164	$25,044
Retail Gross Margin - Other	$—	$1

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

Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

(In Thousands)	Three Months Ended March 31,
	2026	2025
Revenues:
Retail revenues	$155,368	$144,503
Net asset optimization gain (expense)	3,661	(2,249)
Other revenue	—	3
Total Revenues	159,029	142,257
Operating Expenses:
Retail cost of revenues	132,618	95,393
General and administrative expense	15,721	16,992
Depreciation and amortization	5,874	5,028
Total Operating Expenses	154,213	117,413
Operating income	4,816	24,844
Other (expense)/income:
Interest expense	(2,520)	(1,818)
Interest and other income	(128)	37
Total Other (Expenses)/Income	(2,648)	(1,781)
Income before income tax expense	2,168	23,063
Income tax expense	454	4,596
Net income	$1,714	$18,467
Other Performance Metrics:
Adjusted EBITDA (1) (2)	$14,404	$27,714
Retail Gross Margin (1)	$27,184	$46,459
Customer Acquisition Costs	$2,811	$1,500
Average Monthly RCE Attrition	4.5%	4.3%
(1) Adjusted EBITDA and Retail Gross Margin are non-GAAP financial measures. See “ — Non-GAAP Performance Measures” for a reconciliation of Adjusted EBITDA and Retail Gross Margin to their most directly comparable GAAP financial measures.
(2) Adjusted EBITDA for three months ended March 31, 2026 includes an add back of $2.7 million and less than 0.1 million, respectively, related to non-recurring winter storm loss and merger agreement expense. Adjusted EBITDA for the three months ended March 31, 2025 includes an add back of $(0.2) million related to merger agreement expense.

Total Revenues. Total revenues for the three months ended March 31, 2026 were approximately $159.0 million, an increase of approximately $16.7 million, or 12%, from approximately $142.3 million from the three months ended March 31, 2025, as indicated in the table below (in millions). This increase was primarily due to higher gas and electricity rates and an increase in net asset optimization revenue in the first quarter of 2026 as compared to the first quarter of 2025. This was slightly offset by lower natural gas volumes in the first quarter of 2026 as compared to 2025.

Change in electricity volumes sold	$2.8
Change in natural gas volumes sold	(3.0)
Change in electricity unit revenue per MWh	3.4
Change in natural gas unit revenue per MMBtu	7.7
Change in net asset optimization revenue	5.8
Change in total revenues	$16.7

Retail Cost of Revenues. Total retail cost of revenues for the three months ended March 31, 2026 was approximately $132.6 million, an increase of approximately $37.2 million, or 39%, from approximately $95.4 million for the three months ended March 31, 2025, as indicated in the table below (in millions). The increase was primarily driven by higher electricity and natural gas costs due to higher commodity price environment in the first quarter of 2026 as a result of winter storm Fern , as well as changes in the fair value of the retail derivative portfolio, partially offset by lower natural gas volumes sold in first quarter of 2026 as compared to the first quarter of 2025.

Change in electricity volumes sold	$2.0
Change in natural gas volumes sold	(1.9)
Change in electricity unit cost per MWh	17.5
Change in natural gas unit cost per MMBtu	12.5
Change in value of retail derivative portfolio	7.1
Change in retail cost of revenues	$37.2

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2026 was approximately $15.7 million, a decrease of approximately $1.3 million, or 8%, as compared to $17.0 million for the three months ended March 31, 2025. This decrease was primarily attributable to a decrease in legal expenses, offset by higher employee costs and higher commissions due to increase in sales activity in the first quarter of 2026 as compared to the first quarter of 2025.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2026 was approximately $5.9 million, an increase of approximately $0.9 million, or 18%, from approximately $5.0 million for the three months ended March 31, 2025. This increase was primarily due to higher amortization expense associated with customer relationship intangibles as result of customer book purchases in 2025.

Customer Acquisition Cost. Customer acquisition cost for the three months ended March 31, 2026 was approximately $2.8 million, an increase of approximately $1.3 million, or 87% from approximately $1.5 million three months ended March 31, 2025, primarily due to an increase in the sales activity in the first quarter of 2026 as compared to the first quarter of 2025.

Operating Segment Results

(in thousands, except volume and per unit operating data)	Three Months Ended March 31,
	2026	2025

Retail Electricity Segment
Total Revenues	$86,866	$80,720
Retail Cost of Revenues	80,965	58,202
Less: (Loss) gain on non-trading derivatives, net of cash settlements	(2,119)	1,104
Retail Gross Margin (1) — Electricity	$8,020	$21,414
Volumes — Electricity (MWhs)	577,224	557,618
Retail Gross Margin (2) — Electricity per MWh	$13.89	$38.40

Retail Natural Gas Segment
Total Revenues	$68,502	$63,783
Retail Cost of Revenues	51,653	37,189
Less: Net (Losses) gains on non-trading derivatives, net of cash settlements	(2,315)	1,550
Retail Gross Margin (1) — Gas	$19,164	$25,044
Volumes — Gas (MMBtus)	7,097,733	7,454,075
Retail Gross Margin (2) — Gas per MMBtu	$2.70	$3.36
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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Retail Electricity Segment

Total revenues for the Retail Electricity Segment for the three months ended March 31, 2026 were approximately $86.9 million, an increase of approximately $6.2 million, or 8%, from approximately $80.7 million for the three months ended March 31, 2025. This increase was largely due to higher electricity rates of $3.4 million and higher electricity volumes of $2.8 million as a result of a larger electricity customer book as compared to the first quarter of 2025.

Retail cost of revenues for the Retail Electricity Segment for the three months ended March 31, 2026 were approximately $81.0 million, an increase of approximately $22.8 million, or 39%, from approximately $58.2 million for the three months ended March 31, 2025. This increase was primarily due to higher electricity costs of $17.5 million as a result of winter storm Fern in first quarter of 2026, change in the fair value of our retail derivative portfolio used for hedging of $3.3 million, and higher electricity volumes of $2.0 million resulting from larger electricity customer book.

Retail gross margin for the Retail Electricity Segment for the three months ended March 31, 2026 was approximately $8.0 million, a decrease of approximately $13.4 million, or 63%, from approximately $21.4 million for the three months ended March 31, 2025, as indicated in the table below (in millions).

Change in volumes sold	$0.7
Change in unit margin per MWh	(14.1)
Change in retail electricity segment retail gross margin	$(13.4)

Retail Natural Gas Segment

Total revenues for the Retail Natural Gas Segment for the three months ended March 31, 2026 were approximately $68.5 million, an increase of approximately $4.7 million, or 7%, from approximately $63.8 million for the three months ended March 31, 2025. The increase in revenues was primarily attributable to higher natural gas rates, which increased total revenues by approximately by $7.7 million, partially offset by lower volumes sold, which reduced revenues by approximately 3.0 million, as compared to the first quarter of 2025.

Retail cost of revenues for the Retail Natural Gas Segment for the three months ended March 31, 2026 were approximately $51.7 million, an increase of $14.5 million, or 39%, from approximately $37.2 million for the three months ended March 31, 2025. This increase was primarily attributable to higher natural gas cost in the first quarter of 2026 due to winter storm Fern, which resulted in an increase of $12.5 million, and $3.9 million change in the fair value of our retail derivative portfolio used for hedging. These increases were partially offset by lower natural gas volumes, which reduced cost by approximately $1.9 million.

Retail gross margin for the Retail Natural Gas Segment for the three months ended March 31, 2026 was approximately $19.2 million, a decrease of approximately $5.8 million, or 23%, from approximately $25.0 million for the three months ended March 31, 2025, as indicated in the table below (in millions).

Change in volumes sold	$(1.2)
Change in unit margin per MMBtu	(4.6)
Change in retail natural gas segment retail gross margin	$(5.8)

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

Liquidity Position

The following table details our available liquidity as of March 31, 2026:

($ in thousands)	March 31, 2026
Cash and cash equivalents	$50,591
Senior Credit Facility Availability (1)	37,002
Subordinated Debt Facility Availability (2)	25,000
Total Liquidity	$112,593
(1) Reflects amount of Letters of Credit that could be issued based on existing covenants as of March 31, 2026.
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

Cash Flows

Our cash flows were as follows for the respective periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$9,392	$24,950
Net cash used in investing activities	$(245)	$(14,005)
Net cash used in financing activities	$(1,437)	$(13,572)

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 2026 decreased by $15.6 million compared to the three months ended March 31, 2025. The decrease was primarily the result of changes in working capital for the three months ended March 31, 2026.

Cash Flows Used in Investing Activities. Cash flows used in investing activities decreased by $13.8 million for the three months ended March 31, 2026. The decrease was primarily the result of acquisition of customer books during three months ended March 31, 2025 which didn't occur in three months ended March 31, 2026.

Cash Flows Used in Financing Activities. Cash flows used in financing activities decreased by $12.1 million for the three months ended March 31, 2026, primarily due to reduction in net payment of our Senior Credit Facility by $15.0 million, a decrease in distribution to our non-controlling interest of $4.1 million, a decrease of $0.8 million dividends to Series A Preferred Stock holders, partially offset by an increase in $5.7 million related to the redemption of Series A Preferred Stock redemption and an increase in distribution to controlling interest of $2.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Sources of Liquidity and Capital Resources

The Co-Borrowers maintain the Senior Credit Facility with the Agent. The Senior Credit Facility matures on June 30, 2027 and has a borrowing capacity of $250.0 million.

As of March 31, 2026, we had total commitments of 250.0 million under our Senior Credit Facility, of which $167.9 million was outstanding, including $37.9 million letters of credit.

For a description of the terms and conditions of our Senior Credit Facility, including descriptions of the interest rate, commitment fee, covenants and terms of default, please see Note 9 “Debt” in the notes to our condensed consolidated financial statements.

As of March 31, 2026, we were in compliance with the covenants under our Senior Credit Facility. Based upon existing covenants as of March 31, 2026, we had availability to borrow up to $37.0 million under the Senior Credit Facility.

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

See Note 9 “Debt” for further information regarding the Subordinated Debt Facility.

Uses of Liquidity and Capital Resources

Repayment of Current Portion of Senior Credit Facility

Our Senior Credit Facility matures in June 2027, and no amounts are due currently. However, due to the revolving nature of the facility, excess cash available is generally used to reduce the balance outstanding, which at March 31, 2026 was $167.9 million, including $37.9 million of outstanding letters of credit. The current variable interest rate on the facility at March 31, 2026 was 6.91%.

Customer Acquisitions

Our customer acquisition strategy consists of customer growth obtained through organic customer additions as well as opportunistic acquisitions. During the three months ended March 31, 2026 and 2025, we spent a total of $2.8 million and $1.5 million, respectively, on organic customer acquisitions.

Capital Expenditures

Our capital requirements each year are relatively low and generally consist of minor purchases of equipment or information system upgrades and improvements. Capital expenditures for the three months ended March 31, 2026 and 2025 included $0.2 million and $1.4 million, respectively, related to information systems improvements.

Dividends and Distributions

For the three months ended March 31, 2026 we paid $1.6 million in dividends to holders of the Series A Preferred Stock. As of March 31, 2026, we had accrued $1.4 million related to dividends to holders of the Series A Preferred Stock. This dividend was paid on April 15, 2026. For a more detailed explanation of the Company's Series A Preferred Stock, please see Note 5 "Preferred Stock" in the notes to our condensed consolidated financial statements.

For the full year ended December 31, 2026, taking into consideration the amount of dividends already paid and estimating future dividends using the stated most recent dividend rate paid on the Series A Preferred Stock, we would be required to pay dividends of $5.5 million in the aggregate based on the Series A Preferred Stock outstanding as of March 31, 2026.

On April 15, 2026, we declared a dividend in the amount of $0.65704 per share for the Series A Preferred Stock for the first quarter of 2026. Dividends on Series A Preferred Stock will be paid on July 15, 2026 to holders of record on July 1, 2026.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no material “off-balance sheet arrangements.”

Related Party Transactions

For a discussion of related party transactions, see Note 13 “Transactions with Affiliates” to Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Form 10-K. There have been no changes to these policies and estimates since the date of our 2025 Form 10-K.

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

Our net (loss)/gain on our non-trading derivative instruments, net of cash settlements, was $(4.4) million and $2.7 million for the three months ended March 31, 2026 and 2025.

We have adopted risk management policies to measure and limit market risk associated with our fixed-price portfolio and our hedging activities. For additional information regarding our commodity price risk and our risk management policies, see “Item 1A—Risk Factors” in our 2025 Form 10-K.

We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis on our net open position. As of March 31, 2026, our Gas Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 854,712 MMBtu. An increase of 10% in the market prices (NYMEX) from their March 31, 2026, levels would have increased the fair market value of our net non-trading energy portfolio by $0.5 million. Likewise, a decrease of 10% in the market prices (NYMEX) from their March 31, 2026, levels would have decreased the fair market value of our non-trading energy derivatives by $0.5 million. As of March 31, 2026, our Electricity Non-Trading Fixed Price Open Position (hedges net of retail load) was a long position of 126,877 MWhs. An increase of 10% in the forward market prices from their March 31, 2026, levels would have increased the fair market value of our net non-trading energy portfolio by $0.8 million. Likewise, a decrease of 10% in the forward market prices from their March 31, 2026, levels would have decreased the fair market value of our non-trading energy derivatives by $0.8 million.

Credit Risk

In many of the utility services territories where we conduct business, Purchase of Receivables (“POR”) programs have been established, whereby the local regulated utility purchases our receivables, and becomes responsible for billing the customer and collecting payment from the customer. This service results in substantially all of our credit risk being with the utility and not to our end-use customer in these territories. Approximately 56% and 59% of our retail revenues were derived from territories in which substantially all of our credit risk was with local regulated utility companies for the three months ended March 31, 2026 and 2025, respectively, all of which had investment grade ratings as of such date. We paid these local regulated utilities a weighted average discount of 0.6% and 1.3%, for the three months ended March 31, 2026 and 2025, respectively of total revenues for customer credit risk protection.

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

In non-POR markets (and in POR markets where we may choose to direct bill our customers), we manage customer credit risk through formal credit review in the case of commercial customers, and credit score screening, deposits and disconnection for non-payment, in the case of residential customers. Economic conditions may affect our customers’ ability to pay bills in a timely manner, which could increase customer delinquencies and may lead to an increase in bad debt expense. Our bad debt expense for the three months ended March 31, 2026 and 2025 was 1.1% and 0.9% of non-POR market retail revenues, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Drivers of Our Business—Customer Credit Risk” for an analysis of our bad debt expense related to non-POR markets during the three months ended March 31, 2026.

We are exposed to wholesale counterparty credit risk in our retail and asset optimization activities. We manage this risk at a counterparty level and secure our exposure with collateral or guarantees when needed. At March 31, 2026, approximately $2.3 million of our total exposure of $3.0 million was either with a non-investment grade counterparty or otherwise not secured with collateral or a guarantee. The credit worthiness of the remaining exposure with other customers was evaluated with no material allowance recorded at March 31, 2026.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Senior Credit Facility and our Series A Preferred Stock.

At March 31, 2026, we were co-borrowers under the Senior Credit Facility, under which $130.0 million of variable rate indebtedness was outstanding. Based on the average amount of our variable rate indebtedness outstanding during the three months ended March 31, 2026, a 1.0% increase in interest rates would have resulted in additional annual interest expense of approximately $1.3 million.

On April 15, 2026, our Board of Directors declared a quarterly cash dividend in the amount of $0.65704 per share for the Series A Preferred Stock for the first quarter of 2025 for an aggregate amount of $1.4 million for the quarter. Based on the Series A Preferred Stock outstanding on March 31, 2026, a 1.0% increase in interest rates would have resulted in additional dividends of $0.1 million for the quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 12 “Commitments and Contingencies” to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain ligation, legal proceedings, and regulatory matters.

Item 1A. Risk Factors.

Holders of Series A Preferred Stock should carefully consider the risk factors under “Item 1A— Risk Factors” in our 2025 Form 10-K. There has been no material change in our risk factors from those described in the 2025 Form 10-K. Our description of risks are not the sole risks for investors in Series A Preferred Stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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
10.5
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

Via Renewables, Inc.

April 30, 2026	/s/ Mike Barajas
Mike Barajas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)